Form 10-Q
period 2022-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2022-11-04
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 31, 2022 was 38,320,142.

MARRIOTT VACATIONS WORLDWIDE CORPORATION
FORM 10-Q TABLE OF CONTENTS
Throughout this report, we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or “the Company.” We also refer to brands that we own, as well as those brands that we license, as our brands. All brand names, trademarks, trade names, and service marks cited in this report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names, and service marks referred to in this report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names, and service marks.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Sale of vacation ownership products	$444	$330	$1,179	$789
Management and exchange	198	225	623	638
Rental	165	130	438	340
Financing	74	69	217	196
Cost reimbursements	371	298	1,011	827
TOTAL REVENUES	1,252	1,052	3,468	2,790
EXPENSES
Cost of vacation ownership products	76	71	216	178
Marketing and sales	207	166	603	439
Management and exchange	101	138	330	381
Rental	126	84	294	247
Financing	5	22	49	64
General and administrative	62	54	187	166
Depreciation and amortization	33	35	98	112
Litigation charges	2	2	7	8
Royalty fee	28	26	84	78
Impairment	1	—	1	5
Cost reimbursements	371	298	1,011	827
TOTAL EXPENSES	1,012	896	2,880	2,505
(Losses) gains and other (expense) income, net	(2)	(31)	39	(27)
Interest expense	(34)	(41)	(91)	(128)
Transaction and integration costs	(34)	(27)	(99)	(75)
Other	(1)	1	—	2
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	169	58	437	57
Provision for income taxes	(59)	(47)	(134)	(63)
NET INCOME (LOSS)	110	11	303	(6)
Net income attributable to noncontrolling interests	(1)	(1)	—	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$109	$10	$303	$(12)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$2.76	$0.24	$7.39	$(0.28)
Diluted	$2.53	$0.23	$6.68	$(0.28)

CASH DIVIDENDS DECLARED PER SHARE	$0.62	$0.54	$1.86	$0.54
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NET INCOME (LOSS)	$110	$11	$303	$(6)

Foreign currency translation adjustments	(1)	(4)	1	(3)
Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	—	(10)	—
Derivative instrument adjustment, net of tax	8	3	31	12
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	7	(1)	22	9

Net income attributable to noncontrolling interests	(1)	(1)	—	(6)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	—	(6)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$116	$9	$325	$(3)
See Notes to the Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$294	$342
Restricted cash (including $67 and $139 from VIEs, respectively)	249	461
Accounts and contracts receivable, net (including $12 and $12 from VIEs, respectively)	248	279
Vacation ownership notes receivable, net (including $1,662 and $1,662 from VIEs, respectively)	2,142	2,045
Inventory	668	719
Property and equipment, net	1,136	1,136
Goodwill	3,117	3,150
Intangibles, net	924	993
Other (including $68 and $76 from VIEs, respectively)	459	488
TOTAL ASSETS	$9,237	$9,613

LIABILITIES AND EQUITY
Accounts payable	$221	$265
Advance deposits	178	160
Accrued liabilities (including $2 and $2 from VIEs, respectively)	342	345
Deferred revenue	346	453
Payroll and benefits liability	248	201
Deferred compensation liability	130	142
Securitized debt, net (including $1,830 and $1,877 from VIEs, respectively)	1,809	1,856
Debt, net	2,749	2,631
Other	212	224
Deferred taxes	374	350
TOTAL LIABILITIES	6,609	6,627
Contingencies and Commitments (Note 11)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,744,121 and 75,519,049 shares issued, respectively	1	1
Treasury stock — at cost; 37,036,447 and 33,235,671 shares, respectively	(1,882)	(1,356)
Additional paid-in capital	3,968	4,072
Accumulated other comprehensive loss	6	(16)
Retained earnings	533	275
TOTAL MVW SHAREHOLDERS' EQUITY	2,626	2,976
Noncontrolling interests	2	10
TOTAL EQUITY	2,628	2,986
TOTAL LIABILITIES AND EQUITY	$9,237	$9,613
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$303	$(6)
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	98	112
Amortization of debt discount and issuance costs	20	41
Vacation ownership notes receivable reserve	130	73
Share-based compensation	30	33
Impairment charges	1	5
Gains and other income, net	(48)	—
Deferred income taxes	64	10
Net change in assets and liabilities:
Accounts and contracts receivable	6	54
Vacation ownership notes receivable originations	(728)	(545)
Vacation ownership notes receivable collections	469	532
Inventory	74	59
Other assets	(21)	(29)
Accounts payable, advance deposits and accrued liabilities	(28)	(44)
Deferred revenue	(5)	119
Payroll and benefit liabilities	52	35
Deferred compensation liability	8	14
Other liabilities	7	23
Deconsolidation of certain Consolidated Property Owners' Associations	(48)	(87)
Purchase of vacation ownership units for future transfer to inventory	(12)	(99)
Other, net	8	3
Net cash, cash equivalents and restricted cash provided by operating activities	380	303
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	—	(157)
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred	94	—
Capital expenditures for property and equipment (excluding inventory)	(36)	(19)
Issuance of note receivable to VIE	(47)	—
Proceeds from collection of note receivable from VIE	47	—
Purchase of company owned life insurance	(14)	(11)
Other, net	5	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	49	(187)

Continued
See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
FINANCING ACTIVITIES
Borrowings from securitization transactions	609	425
Repayment of debt related to securitization transactions	(655)	(602)
Proceeds from debt	505	1,061
Repayments of debt	(505)	(1,039)
Purchase of convertible note hedges	—	(100)
Proceeds from issuance of warrants	—	70
Finance lease payment	(3)	(2)
Payment of debt issuance costs	(10)	(17)
Repurchase of common stock	(528)	(4)
Payment of dividends	(75)	—
Payment of withholding taxes on vesting of restricted stock units	(23)	(17)
Net cash, cash equivalents and restricted cash used in financing activities	(685)	(225)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	(1)
Change in cash, cash equivalents and restricted cash	(260)	(110)
Cash, cash equivalents and restricted cash, beginning of period	803	992
Cash, cash equivalents and restricted cash, end of period	$543	$882

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$11	$—
Non-cash issuance of treasury stock for employee stock purchase plan	4	3
Non-cash issuance of treasury stock in connection with Welk Acquisition	—	248
Non-cash transfer from inventory to property and equipment	45	105
Non-cash transfer from property and equipment to inventory	2	3
Non-cash transfer of other assets to property and equipment	15	22

Dividends payable	24	23
Interest paid, net of amounts capitalized	104	136
Income taxes paid, net of refunds (income tax refunds, net of income taxes paid)	51	(19)

See Notes to Interim Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.5	BALANCE AT DECEMBER 31, 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	58	58	—	58
—	Foreign currency translation adjustments	—	—	—	4	—	4	—	4
—	Derivative instrument adjustment	—	—	—	16	—	16	—	16
0.2	Share-based compensation plans	—	1	(16)	—	—	(15)	—	(15)
—	Repurchase of common stock	—	(119)	—	—	—	(119)	—	(119)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT MARCH 31, 2022	1	(1,474)	3,945	4	338	2,814	10	2,824
—	Net income (loss)	—	—	—	—	136	136	(1)	135
—	Foreign currency translation adjustments	—	—	—	(2)	—	(2)	—	(2)
—	Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	—	—	(10)	—	(10)	—	(10)
—	Derivative instrument adjustment	—	—	—	7	—	7	—	7
—	Adjustment for 2022 Convertible Note Hedges	—	—	6	—	—	6	—	6
—	Share-based compensation plans	—	1	12	—	—	13	—	13
—	Repurchase of common stock	—	(193)	—	—	—	(193)	—	(193)
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(8)	(8)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT JUNE 30, 2022	1	(1,666)	3,963	(1)	448	2,745	1	2,746
—	Net income	—	—	—	—	109	109	1	110
—	Foreign currency translation adjustments	—	—	—	(1)	—	(1)	—	(1)
—	Derivative instrument adjustment	—	—	—	8	—	8	—	8
—	Tax effect on equity, convertible notes	—	—	(1)	—	—	(1)	—	(1)
—	Share-based compensation plans	—	—	5	—	—	5	—	5
—	Repurchase of common stock	—	(216)	—	—	—	(216)	—	(216)
—	Dividends	—	—	—	—	(24)	(24)	—	(24)
—	Employee stock plan issuance	—	—	1	—	—	1	—	1
75.7	BALANCE AT SEPTEMBER 30, 2022	$1	$(1,882)	$3,968	$6	$533	$2,626	$2	$2,628
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
Pursuant to a change in control of certain consolidated owners’ associations during the second quarter of 2022, we recorded non-cash losses of $3 million in (Losses) gains and other (expense) income, net on our Income Statement for the nine months ended September 30, 2022 and deconsolidated $110 million of assets, inclusive of $48 million of restricted cash, and $99 million of liabilities, resulting in a decrease in Noncontrolling interests of $8 million during the first three quarters of 2022. We continue to act as manager for these owners’ associations pursuant to existing management contracts and retain membership interests via our ownership of vacation ownership interests.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties created by the COVID-19 pandemic, macroeconomic inflationary pressures, and the uncertainty of the success of ongoing efforts to mitigate the effects of the COVID-19 pandemic and inflationary pressures in the general macroeconomic environment, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, the impact of the COVID-19 pandemic, inflationary pressures, general macroeconomic conditions, rising interest rates, and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2021 Annual Report.

Acquisition of Welk
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brands that we acquired as “Legacy-Welk.” See Footnote 3 “Acquisitions and Dispositions” for more information on the Welk Acquisition.
Disposition of VRI Americas
Our Financial Statements reflect the disposition of the Vacation Resorts International (“VRI”) and Trading Places International (“TPI”) businesses (together, the “VRI Americas” business) on April 29, 2022. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Launch of Abound by Marriott Vacations
In the third quarter of 2022, in connection with the affiliation of the Marriott-, Sheraton-, and Westin-branded vacation ownership products through Abound by Marriott Vacations, we modified our business practices and the terms of our Marriott-branded vacation ownership interest (“VOI”) sales contracts to be consistent with the existing terms of our Sheraton- and Westin-branded VOI sales contracts. As a result of these modifications, control of Marriott-branded vacation ownership products is now transferred to the customer upon expiration of the statutory rescission period, consistent with the current method for Sheraton- and Westin-branded vacation ownership products, resulting in earlier revenue recognition than the historical timing for Marriott-branded VOIs. Marriott-branded VOI sales contracts executed prior to these modifications will continue to be accounted for with transfer of control of the VOI occurring at closing, as described in our 2021 Annual Report.
In addition, in the third quarter of 2022, we combined and aligned our accounting methodology to calculate our estimates for the reserve on vacation ownership notes receivable for these brands, as we expect our future customers to represent a blend of the historical Marriott-, Sheraton- and Westin-brand customers. We now use the origination of vacation ownership notes receivable by the combined Marriott-, Sheraton-, and Westin-brands (“Combined Marriott”) and the FICO scores of the customer as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership interest they have acquired. See Footnote 6 “Vacation Ownership Notes Receivable” for further information.
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

Accounting Standards Update 2021-08 - “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”)
In the first quarter of 2022, we adopted ASU 2021-08, which amended ASC 805 to require entities to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers in a business combination. The adoption of ASU 2021-08 on January 1, 2022 did not have a material impact on our financial statements or disclosures. In the event that we complete business combinations in the future, the application of ASU 2021-08 could result in higher acquired deferred revenue.
Future Adoption of Accounting Standards
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
In March 2020, the FASB issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers may generally elect to adopt the optional expedients and exceptions over time through December 31, 2022. As of September 30, 2022, the interest rate applicable to borrowings under our existing Term Loan (as defined in Footnote 13 “Debt”) generally continued to reference LIBOR, as did certain interest rate swaps and collars. During the third quarter of 2022, we amended the terms of our Warehouse Credit Facility to, among other things, reference SOFR (as defined in Footnote 12 “Securitized Debt”) rather than LIBOR. Our Term Loan and certain interest rate swaps and collars have not yet discontinued the use of LIBOR. To the extent these instruments are amended to reference a different benchmark interest rate, we may elect to utilize the relief available in ASU 2020-04. When we renew or amend our remaining existing debt instruments, we will determine a replacement rate for LIBOR. We have not adopted any of the optional expedients or exceptions as of September 30, 2022, but will continue to evaluate their adoption during the effective period as circumstances evolve.
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
There were no Welk Acquisition-related costs included in the unaudited pro forma results below for the nine months ended September 30, 2021.

Nine Months Ended
($ in millions, except per share data)	September 30, 2021
Revenues	$2,837
Net income	$7
Net loss attributable to common shareholders	$(1)
LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(0.01)
Diluted	$(0.01)

Legacy-Welk Results of Operations
The following table presents the results of Legacy-Welk operations included in our Income Statement for the three months and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$67	$53	$174	$101
Net income	$15	$10	$27	$16
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
Dispositions
On April 29, 2022, we disposed of VRI Americas for proceeds of $56 million, net of cash and restricted cash transferred to the buyer of $12 million, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale. The net carrying value of VRI Americas as of the date of the disposition was $51 million, including $25 million of goodwill and $20 million of intangible assets. As a result of the disposition, we recorded a gain of $1 million and $17 million in (Losses) gains and other (expense) income, net on our Income Statements for the three and nine months ended September 30, 2022, respectively.
Additionally, on June 28, 2022, we disposed of entities that owned and operated a Vacation Ownership segment hotel in Puerto Vallarta, Mexico, for proceeds of $38 million, net of cash and restricted cash transferred to the buyer of $3 million, consistent with our development strategy to dispose of non-strategic assets. The net carrying value of the business disposed of as of the date of the disposition, excluding the cumulative translation adjustment, was $18 million, substantially all of which was property and equipment. As a result of this disposition, we recorded a gain of $33 million in (Losses) gains and other (expense) income, net on our Income Statements for the nine months ended September 30, 2022, which included the realization of cumulative foreign currency translation gains of $10 million associated with the disposition of these entities.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$444	$—	$—	$444

Ancillary revenues	63	1	—	64
Management fee revenues	41	7	(1)	47
Exchange and other services revenues	32	47	8	87
Management and exchange	136	55	7	198

Rental	154	11	—	165

Cost reimbursements	374	5	(8)	371
Revenue from contracts with customers	1,108	71	(1)	1,178

Financing	74	—	—	74
Total Revenues	$1,182	$71	$(1)	$1,252

	Three Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$330	$—	$—	$330

Ancillary revenues	55	1	—	56
Management fee revenues	40	10	(4)	46
Exchange and other services revenues	31	48	44	123
Management and exchange	126	59	40	225

Rental	121	9	—	130

Cost reimbursements	328	9	(39)	298
Revenue from contracts with customers	905	77	1	983

Financing	69	—	—	69
Total Revenues	$974	$77	$1	$1,052

	Nine Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,179	$—	$—	$1,179

Ancillary revenues	183	3	—	186
Management fee revenues	124	28	(5)	147
Exchange and other services revenues	95	146	49	290
Management and exchange	402	177	44	623

Rental	405	33	—	438

Cost reimbursements	1,026	19	(34)	1,011
Revenue from contracts with customers	3,012	229	10	3,251

Financing	217	—	—	217
Total Revenues	$3,229	$229	$10	$3,468

	Nine Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$789	$—	$—	$789

Ancillary revenues	135	2	—	137
Management fee revenues	117	24	(15)	126
Exchange and other services revenues	91	153	131	375
Management and exchange	343	179	116	638

Rental	308	32	—	340

Cost reimbursements	882	38	(93)	827
Revenue from contracts with customers	2,322	249	23	2,594

Financing	196	—	—	196
Total Revenues	$2,518	$249	$23	$2,790

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$597	$31	$(1)	$627
Goods or services transferred at a point in time	511	40	—	551
Revenue from contracts with customers	$1,108	$71	$(1)	$1,178

	Three Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$517	$38	$1	$556
Goods or services transferred at a point in time	388	39	—	427
Revenue from contracts with customers	$905	$77	$1	$983

	Nine Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,638	$103	$10	$1,751
Goods or services transferred at a point in time	1,374	126	—	1,500
Revenue from contracts with customers	$3,012	$229	$10	$3,251

	Nine Months Ended September 30, 2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,388	$118	$23	$1,529
Goods or services transferred at a point in time	934	131	—	1,065
Revenue from contracts with customers	$2,322	$249	$23	$2,594
Sale of Vacation Ownership Products
Revenue declined during the third quarter and first three quarters of 2022 by $22 million and $27 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either September 30, 2022 or December 31, 2021.

($ in millions)	At September 30, 2022	At December 31, 2021
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$154	$172
Vacation ownership notes receivable, net	2,142	2,045
	$2,296	$2,217
Contract Liabilities
Advance deposits	$178	$160
Deferred revenue	346	453
	$524	$613
Revenue recognized during the third quarter and first three quarters of 2022 that was included in our contract liabilities balance at December 31, 2021 was $93 million and $336 million, respectively.

Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At September 30, 2022, approximately 87% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts receivable balances:

($ in millions)	At September 30, 2022	At December 31, 2021
Receivables from contracts with customers, net	$154	$172
Interest receivable	15	14
Tax receivable	30	48
Indemnification assets	19	22
Employee tax credit receivable	17	19
Other	13	4
	$248	$279

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income, less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 34.7% and 81.5% for the three months ended September 30, 2022 and September 30, 2021, respectively. Our interim effective tax rate was 30.6% and 110.6% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The change in the effective tax rate for both the three and nine months ended September 30, 2022 is predominately attributable to an increase in pre-tax income.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the nine months ended September 30, 2022. These unrecognized tax benefits relate to uncertain income tax positions, which would affect the effective tax rate if recognized.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2021	$26
Increases related to tax positions taken during a prior period	4
Decreases as a result of a lapse of the applicable statute of limitations	(1)
Balance at September 30, 2022	$29
The total amount of gross interest and penalties accrued was $51 million at September 30, 2022 and $42 million at December 31, 2021. We anticipate $15 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2022			December 31, 2021
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,421	$241	$1,662	$1,308	$354	$1,662
Non-securitized
Eligible for securitization(1)	119	3	122	96	1	97
Not eligible for securitization(1)	327	31	358	267	19	286
Subtotal	446	34	480	363	20	383
	$1,867	$275	$2,142	$1,671	$374	$2,045
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

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income associated with vacation ownership notes receivable — securitized	$60	$55	$179	$160
Interest income associated with vacation ownership notes receivable — non-securitized	11	13	30	30
Total interest income associated with vacation ownership notes receivable	$71	$68	$209	$190
Credit Quality Indicators - Vacation Ownership Notes Receivable
Third Quarter of 2022
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults. In 2020, we recorded an additional $69 million of reserve on vacation ownership notes receivable attributed to the elevated default rates expected as a result of the COVID-19 pandemic. At that time, we allocated $59 million of the reserve to our originated vacation ownership notes receivable reserve and $10 million to our acquired vacation ownership notes receivable reserve. Given the uncertainty as to which vacation ownership notes receivable (originated or acquired) would default, from 2020 through the second quarter of 2022 we assessed the sufficiency of our reserves for all vacation ownership notes receivable in total.
In the third quarter of 2022, in connection with the stabilization of default rates and the alignment and combination of the reserves for Marriott-, Sheraton-, and Westin-brands (see Footnote 2 “Significant Accounting Policies and Recent Accounting Standards”), we recorded a reversal of credit loss expense for the acquired vacation ownership notes receivable of $19 million in Financing expense and an increase in the reserve for our originated vacation ownership notes receivable of $21 million, which was recorded as a reduction of sales of vacation ownership products revenues.
In the third quarter of 2022, in connection with the use of FICO scores of the customer as a primary credit quality indicator for all brands (see Footnote 2 “Significant Accounting Policies and Recent Accounting Standards”), the weighted average FICO score within our consolidated vacation ownership notes receivable pool was 720 at September 30, 2022, based upon the FICO score of the borrower at the time of origination.

Prior to Third Quarter of 2022
Prior to the third quarter of 2022, we used the aging of the vacation ownership notes receivable as the primary credit quality indicator for Legacy-MVW vacation ownership notes receivable, and FICO score by brand as the primary credit quality indicator for the Sheraton, Westin, Hyatt and Welk vacation ownership notes receivable.
At December 31, 2021, the weighted average FICO score within our consolidated Legacy-ILG and Legacy-Welk vacation ownership notes receivable pools was 707, based upon the FICO score of the borrower at the time of origination.
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at September 30, 2022.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022, remaining	$2	$10	$12
2023	4	39	43
2024	4	39	43
2025	4	36	40
2026	3	33	36
Thereafter	17	84	101
Balance at September 30, 2022	$34	$241	$275
Weighted average stated interest rate	13.9%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2021	$47	$23	$70
Securitizations	(1)	1	—
Clean-up call	1	(1)	—
Write-offs	(41)	—	(41)
Recoveries	25	—	25
Defaulted vacation ownership notes receivable repurchase activity(1)	20	(20)	—
(Decrease) increase in vacation ownership notes receivable reserve	(37)	18	(19)
Balance at September 30, 2022	$14	$21	$35
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchase securitized vacation ownership notes receivable.

The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable as of September 30, 2022
($ in millions)	700+	600 - 699	< 600	No Score	Total
Combined Marriott	$77	$55	$7	$19	$158
Hyatt	6	3	1	—	10
Welk	83	57	1	1	142
	$166	$115	$9	$20	$310

	Acquired Vacation Ownership Notes Receivable as of December 31, 2021
($ in millions)	700+	600 - 699	< 600	No Score	Total
Westin	52	32	3	8	95
Sheraton	54	48	8	23	133
Hyatt	8	6	1	—	15
Welk	115	79	1	2	197
Other	2	—	—	2	4
	$231	$165	$13	$35	$444
The following tables detail the origination year of our acquired vacation ownership notes receivable by brand and FICO score as of September 30, 2022.

	Acquired Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2021	2020	2019	2018 & Prior	Total
700 +	$—	$—	$—	$77	$77
600 - 699	—	—	—	55	55
< 600	—	—	—	7	7
No Score	—	—	—	19	19
	$—	$—	$—	$158	$158

	Acquired Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2021	2020	2019	2018 & Prior	Total
700 +	$—	$—	$—	$6	$6
600 - 699	—	—	—	3	3
< 600	—	—	—	1	1
No Score	—	—	—	—	—
	$—	$—	$—	$10	$10

	Acquired Vacation Ownership Notes Receivable - Welk
($ in millions)	2021	2020	2019	2018 & Prior	Total
700 +	$6	$18	$22	$37	$83
600 - 699	3	10	15	29	57
< 600	1	—	—	—	1
No Score	—	—	—	1	1
	$10	$28	$37	$67	$142

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at September 30, 2022.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2022, remaining	$18	$32	$50
2023	42	128	170
2024	34	131	165
2025	34	134	168
2026	35	140	175
Thereafter	283	856	1,139
Balance at September 30, 2022	$446	$1,421	$1,867
Weighted average stated interest rate	12.8%	13.0%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%
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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2021	$193	$140	$333
Increase in vacation ownership notes receivable reserve	86	42	128
Securitizations	(73)	73	—
Clean-up call	15	(15)	—
Write-offs	(90)	—	(90)
Defaulted vacation ownership notes receivable repurchase activity(1)	48	(48)	—
Balance at September 30, 2022	$179	$192	$371
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchase securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of September 30, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,153	$538	$56	$280	$2,027
Hyatt	28	13	1	1	43
Welk	117	48	1	2	168
	$1,298	$599	$58	$283	$2,238

	Originated Vacation Ownership Notes Receivable as of December 31, 2021(1)
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$143	$66	$8	$34	$251
Sheraton	136	94	20	46	296
Hyatt	22	11	—	—	33
Welk	65	27	1	1	94
	$366	$198	$29	$81	$674
_________________________
(1)Balances as of December 31, 2021 exclude $1,329 million of Marriott branded vacation ownership notes receivable as the change in credit quality indicator occurred during the third quarter of 2022.
The following tables detail the origination year of our originated vacation ownership notes receivable by brand and FICO score as of September 30, 2022.

	Originated Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2022	2021	2020	2019	2018	2017 & Prior	Total
700 +	$361	$327	$111	$175	$91	$88	$1,153
600 - 699	149	148	57	92	44	48	538
< 600	14	16	8	10	4	4	56
No Score	92	45	29	56	25	33	280
	$616	$536	$205	$333	$164	$173	$2,027

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2022	2021	2020	2019	2018	2017 & Prior	Total
700 +	$14	$7	$2	$4	$1	$—	$28
600 - 699	5	4	1	2	1	—	13
< 600	—	1	—	—	—	—	1
No Score	1	—	—	—	—	—	1
	$20	$12	$3	$6	$2	$—	$43

	Originated Vacation Ownership Notes Receivable - Welk
($ in millions)	2022	2021	2020	2019	2018	2017 & Prior	Total
700 +	$77	$40	$—	$—	$—	$—	$117
600 - 699	30	18	—	—	—	—	48
< 600	—	1	—	—	—	—	1
No Score	1	1	—	—	—	—	2
	$108	$60	$—	$—	$—	$—	$168

Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated average remaining default rates of 11.66% as of September 30, 2022 and 11.75% as of December 31, 2021. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $12 million as of September 30, 2022 and $10 million as of December 31, 2021.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2022	$153	$20	$173
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$202	$18	$220
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022			As of December 31, 2021
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$15	$43	$58	$22	$44	$66
91 – 120 days past due	4	11	15	7	10	17
Greater than 120 days past due	149	9	158	195	8	203
Total past due	168	63	231	224	62	286
Current	505	1,812	2,317	399	1,762	2,161
Total vacation ownership notes receivable	$673	$1,875	$2,548	$623	$1,824	$2,447

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable, deposits included in Other assets, Accounts payable, Advance deposits, Accrued liabilities, and derivative instruments, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At September 30, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,142	$2,189	$2,045	$2,102
Other assets	68	68	76	76
Total financial assets	$2,210	$2,257	$2,121	$2,178

Securitized debt, net	$(1,809)	$(1,708)	$(1,856)	$(1,900)
2025 Notes, net	(248)	(243)	(248)	(261)
2028 Notes, net	(347)	(291)	(346)	(362)
2029 Notes, net	(494)	(395)	(493)	(505)
Term Loan, net	(778)	(743)	(776)	(784)
Revolving Corporate Credit Facility, net	(225)	(230)	—	—
2022 Convertible Notes, net(1)	—	—	(224)	(280)
2026 Convertible Notes, net(1)	(564)	(531)	(461)	(682)
Non-interest bearing note payable, net	(10)	(10)	—	—
Total financial liabilities	$(4,475)	$(4,151)	$(4,404)	$(4,774)
_________________________
(1)Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” for information on our adoption of ASU 2020-06.
Vacation Ownership Notes Receivable

	At September 30, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net
Securitized	$1,662	$1,704	$1,662	$1,712

Eligible for securitization	122	127	97	104
Not eligible for securitization	358	358	286	286
Non-securitized	480	485	383	390
	$2,142	$2,189	$2,045	$2,102
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
Other Assets
Other assets include $68 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Revolving Corporate Credit Facility
We estimate that the gross carrying value of our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”) approximates fair value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
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

The 2022 Convertible Notes (as defined in Footnote 13 “Debt”) matured on September 15, 2022, and were repaid in full during the third quarter of 2022. See Footnote 13 “Debt” for further information on the 2022 Convertible Notes.
Non-Interest Bearing Note Payable
The carrying value of our non-interest bearing note payable issued in connection with the acquisition of vacation ownership units located in Bali, Indonesia approximates fair value. We concluded that this fair value measurement should be categorized within Level 3.

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
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. ASU 2020-06 is applicable to our convertible notes outstanding as of adoption and requires us to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of our intent to settle or partially settle the debt in cash. Under the “if-converted” method, shares issuable upon conversion of our convertible notes are assumed to be converted into common stock at the beginning of the period, to the extent dilutive. We issued notice of our intent to settle the 2022 Convertible Notes in cash, which became irrevocable on June 15, 2022, and as a result, we suspended the use of the “if-converted” method for the 2022 Convertible Notes at that time, as there was no longer a share settlement option. Earnings per share for the three and nine months ended September 30, 2021 have not been retrospectively restated and continue to be reported under the accounting standards in effect for that period.
The shares issuable on exercise of the warrants sold in connection with the issuance of our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of any of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The convertible note hedges purchased in connection with each issuance of convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein. The 2022 Convertible Notes and the 2022 Convertible Note Hedges (as defined in Footnote 13 “Debt”) matured on September 15, 2022, however the 2022 Warrants (as defined in Footnote 13 “Debt”) remained outstanding as of September 30, 2022. See Footnote 13 “Debt” for further information on our convertible notes.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common shareholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss) attributable to common shareholders	$109	$10	$303	$(12)
Shares for basic earnings (loss) per share	39.5	42.9	41.1	42.4
Basic earnings (loss) per share	$2.76	$0.24	$7.39	$(0.28)

The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common shareholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2022(1)	September 30, 2021(1)	September 30, 2022(1)	September 30, 2021(1)
Net income (loss) attributable to common shareholders	$109	$10	$303	$(12)
Add back of interest expense related to convertible notes subsequent to the adoption of ASU 2020-06, net of tax	1	—	4	—
Numerator used to calculate diluted earnings (loss) per share	$110	$10	$307	$(12)

Shares for basic earnings (loss) per share	39.5	42.9	41.1	42.4
Effect of dilutive shares outstanding(2)
Employee SARs	0.2	0.2	0.2	—
Restricted stock units	0.3	0.5	0.3	—
2022 Convertible Notes ($230 million of principal)(3)	—	0.1	0.9	—
2026 Convertible Notes ($575 million of principal)	3.4	—	3.4	—
Shares for diluted earnings (loss) per share	43.4	43.7	45.9	42.4
Diluted earnings (loss) per share	$2.53	$0.23	$6.68	$(0.28)
_______________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 293,000 and 298,000 shares of common stock, the maximum number of shares issuable as of September 30, 2022 and September 30, 2021, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)For the first three quarters of 2021, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the period presented, as the effects of including these securities would have been anti-dilutive.

Nine Months Ended
(in millions)	September 30, 2021
Employee SARs	0.2
Restricted stock units	0.5
2022 Convertible Notes ($230 million of principal)	0.1
0.8
(3)We had the option to settle the 2022 Convertible Notes in cash, stock, or a combination of the two. Therefore, from the beginning of 2022, through the date on which our notice of our intent to settle the 2022 Convertible Notes in cash became irrevocable, we included shares in the denominator of the diluted earnings per share calculation, applying the “if-converted” method. For the period from June 15, 2022 through the maturity date of September 15, 2022, we excluded the related shares from the denominator of the diluted earnings per share calculation.
In accordance with the applicable accounting guidance for calculating earnings per share, for the third quarter of 2022, we excluded from our calculation of diluted earnings per share 252,314 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first three quarters of 2022, we excluded from our calculation of diluted earnings per share 199,813 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $159.27 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the third quarter of 2021, we excluded from our calculation of diluted earnings per share 127,008 shares underlying SARs that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2022	At December 31, 2021
Real estate inventory(1)	$659	$710
Other	9	9
	$668	$719
_________________________
(1)Represents completed inventory that is registered for sale as vacation ownership interests and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.
We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $15 million during the first three quarters of 2022 and by $6 million during the first three quarters of 2021.
In addition to the above, at September 30, 2022 and December 31, 2021, we had $441 million and $460 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.

10.	GOODWILL AND INTANGIBLES
Goodwill
The following table details the carrying amount of our goodwill at September 30, 2022 and December 31, 2021, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership Reporting Unit	Exchange & Third-Party Management Reporting Unit	Total Consolidated
Balance at December 31, 2021	$2,778	$372	$3,150
Measurement period adjustments	(8)	—	(8)
Disposition of VRI Americas	—	(25)	(25)
Balance at September 30, 2022	$2,770	$347	$3,117
Intangible Assets
The following table details the composition of our intangible asset balances:

($ in millions)	At September 30, 2022	At December 31, 2021
Definite-lived intangible assets
Member relationships	$667	$671
Management contracts	427	452
	1,094	1,123
Accumulated amortization	(233)	(194)
	861	929
Indefinite-lived intangible assets
Trade names	63	64
	$924	$993

11.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2022, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $77 million, of which we expect $24 million, $29 million, $13 million, $7 million, and $4 million will be paid in the remainder of 2022, 2023, 2024, 2025, and 2026 and thereafter, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 16 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
•We have commitments to acquire inventory from our managed owners’ associations in the remainder of 2022 for $22 million.
Surety bonds issued as of September 30, 2022 totaled $129 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of September 30, 2022, we had $1 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 13 “Debt”). In addition, as of September 30, 2022, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance (if any) as our fee or we make up the deficit. At September 30, 2022, our maximum exposure under fixed dollar guarantees was $7 million, of which $2 million, $2 million, $1 million, $1 million, and $1 million relate to 2023, 2024, 2025, 2026, and thereafter, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At September 30, 2022, our expected commitment for the remainder of 2022 is $2 million, which will ultimately be recorded as a component of rental expense on our income statement.
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
In April 2019, a purported class-action lawsuit was filed by Alan and Marjorie Helman and others against us in the Superior Court of the Virgin Islands, Division of St. Thomas alleging that their fractional interests were devalued by the affiliation of The Ritz-Carlton Club, St. Thomas and other Ritz-Carlton Clubs with our MVCD program. The lawsuit was subsequently removed to the U.S. District Court for the District of the Virgin Islands. The plaintiffs are seeking unspecified damages, disgorgement of profits, fees and costs. In August 2022, the District Court denied plaintiffs’ motion for class certification. In September 2022, the U.S. Court of Appeals for the Third Circuit denied plaintiffs’ petition for leave to appeal the District Court’s order denying class certification.

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
Leases That Have Not Yet Commenced
During 2020, we entered into a finance lease arrangement, which was amended in 2021, for our new global headquarters office building, which is being constructed in Orlando, Florida. The initial lease term is approximately 16 years with total lease payments of $137 million for the aforementioned period. We expect the new office building to be completed in 2023. Upon commencement of the lease term, a right-of-use asset and corresponding liability will be recorded on our balance sheet.

12.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2022	At December 31, 2021
Vacation ownership notes receivable securitizations, gross(1)	$1,698	$1,877
Unamortized debt discount and issuance costs	(19)	(21)
	1,679	1,856

Warehouse Credit Facility, gross(2)	132	—
Unamortized debt issuance costs(3)	(2)	—
	130	—

	$1,809	$1,856
_________________________
(1)Interest rates as of September 30, 2022 range from 1.5% to 4.6%, with a weighted average interest rate of 2.7%.
(2)Effective interest rate as of September 30, 2022 was 3.9%.
(3)Excludes $2 million of unamortized debt issuance costs as of December 31, 2021, as no cash borrowings were outstanding at that time.
All of our securitized debt is non-recourse to MVWC. See Footnote 16 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows anticipated future principal payments for our securitized debt as of September 30, 2022.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
($ in millions)
Payments Year
2022, remaining	$43	$1	$44
2023	174	6	180
2024	179	7	186
2025	179	118	297
2026	180	—	180
Thereafter	943	—	943
	$1,698	$132	$1,830
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2022, and as of September 30, 2022, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2022, we completed the securitization of a pool of $383 million of vacation ownership notes receivable. In connection with the securitization, investors purchased $375 million in vacation ownership loan backed notes issued by MVW 2022-1 LLC (the “2022-1 LLC”) in a private placement. The 2022-1 LLC issued four classes of vacation ownership loan backed notes: $220 million of Class A Notes, $77 million of Class B Notes, $48 million of Class C Notes, and $30 million of Class D Notes. The Class A Notes have an interest rate of 4.15%, the Class B Notes have an interest rate of 4.40%, the Class C Notes have an interest rate of 5.23%, and the Class D Notes have an interest rate of 7.35%, for an overall weighted average interest rate of 4.59%. Of the $375 million in proceeds from the transaction, approximately $98 million was used to repay all outstanding amounts previously drawn under our Warehouse Credit Facility (as defined below), approximately $7 million was used to pay transaction expenses and fund required reserves, and the remaining $176 million will be used for general corporate purposes. In connection with this securitization, we redeemed the remaining vacation ownership loan backed notes issued in a prior securitization transaction for approximately $38 million. The majority of the loans acquired through the redemption were purchased by the 2022-1 LLC.
On November 3, 2022, subsequent to the end of the third quarter of 2022, we completed the securitization of a pool of $286 million of vacation ownership notes receivable. In connection with the securitization, $280 million in vacation ownership loan backed notes were issued by MVW 2022-2 LLC (the “2022-2 LLC”) in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2022-2 LLC: $181 million of Class A Notes, $45 million of Class B Notes, $32 million of Class C Notes, and $22 million of Class D Notes. The Class A Notes have an interest rate of 6.11%, the Class B Notes have an interest rate of 6.55%, the Class C Notes have an interest rate of 7.62%, and the Class D Notes have an interest rate of 9.00%, for an overall weighted average interest rate of 6.58%. The weighted average interest rate of the first three classes of notes sold to third parties was 6.37%. Investors purchased $258 million of the vacation ownership loan backed notes issued by the 2022-2 LLC on November 3, 2022, comprised of the Class A Notes, the Class B Notes, and the Class C Notes, and we retained the $22 million of Class D Notes. Of the $259 million in proceeds from the transaction, approximately $129 million was used to repay all outstanding amounts previously drawn under our Warehouse Credit Facility (as defined below), approximately $6 million was used to pay transaction expenses and fund required reserves, and the remaining $124 million will be used for general corporate purposes. In connection with this securitization, we redeemed the remaining vacation ownership loan backed notes issued in a prior securitization transaction for approximately $22 million. The majority of the loans acquired through the redemption were purchased by the 2022-2 LLC.

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
During the third quarter of 2022, we amended certain agreements associated with our Warehouse Credit Facility (the “Warehouse Amendment”). The Warehouse Amendment increased the borrowing capacity of the existing facility from $350 million to $425 million and extended the revolving period from April 21, 2023 to July 28, 2024. The Warehouse Amendment also modified the interest rate applicable to most borrowings under the Warehouse Credit Facility. The Warehouse Credit Facility now uses a U.S. Treasury overnight financing rate (Secured Overnight Financing Rate or “SOFR”) plus a 0.10% adjustment (“Adjusted SOFR”) replacing 1-month LIBOR as its benchmark interest rate. As part of the Warehouse Amendment, the credit spread remained at 135 basis points over Adjusted SOFR. The Warehouse Amendment made no other material changes to the Warehouse Credit Facility.
During the third quarter of 2022, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $159 million. The average advance rate was 83%, which resulted in gross proceeds of $132 million. Net proceeds were $132 million due to the funding of reserve accounts of less than $1 million.

13.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2022	At December 31, 2021
Senior Secured Notes
2025 Notes	$250	$250
Unamortized debt discount and issuance costs	(2)	(2)
	248	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(3)	(4)
	347	346

2029 Notes	500	500
Unamortized debt discount and issuance costs	(6)	(7)
	494	493
Corporate Credit Facility
Term Loan	784	784
Unamortized debt discount and issuance costs	(6)	(8)
	778	776

Revolving Corporate Credit Facility(1)	230	—
Unamortized debt issuance costs(2)	(5)	—
	225	—
Convertible Notes
2022 Convertible Notes	—	230
Unamortized debt discount and issuance costs	—	(6)
	—	224

2026 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(11)	(114)
	564	461

Non-interest bearing note payable	10	—

Finance Leases	83	83
	$2,749	$2,631
_________________________
(1)Effective interest rate as of September 30, 2022 was 7.0%.
(2)Excludes $2 million of unamortized debt issuance costs as of December 31, 2021, as no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of September 30, 2022.

($ in millions)	2025 Notes	2028 Notes	2029 Notes	Term Loan	Revolving Corporate Credit Facility	2026 Convertible Notes	Non-Interest Bearing Note Payable	Total
Year Payments
2022, remaining	$—	$—	$—	$—	$—	$—	$—	$—
2023	—	—	—	—	—	—	6	6
2024	—	—	—	—	—	—	4	4
2025	250	—	—	784	—	—	—	1,034
2026	—	—	—	—	—	575	—	575
Thereafter	—	350	500	—	230	—	—	1,080
	$250	$350	$500	$784	$230	$575	$10	$2,699
Senior Notes
Our senior notes include:
•$500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in the second quarter of 2020 with a maturity date of September 15, 2025 (the “2025 Notes”), of which $250 million of principal was outstanding as of September 30, 2022.
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
During the third quarter of 2022, we borrowed $380 million under our Revolving Corporate Credit Facility, $230 million of which was used to repay the 2022 Convertible Notes (as defined and discussed further below). As of September 30, 2022, $230 million of principal was outstanding and all other amounts borrowed under the Revolving Corporate Credit Facility had been repaid.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625% and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480% and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and are recorded in Other assets on our Balance Sheet as of September 30, 2022 and in Other liabilities on our Balance Sheet as of December 31, 2021. We characterize payments we make or receive in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first three quarters of 2022 and 2021. There were no reclassifications to the Income Statement for either of the periods presented below.

($ in millions)	2022	2021
Derivative instrument adjustment balance, January 1	$(18)	$(39)
Other comprehensive gain before reclassifications	16	6
Derivative instrument adjustment balance, March 31	(2)	(33)
Other comprehensive gain before reclassifications	7	3
Derivative instrument adjustment balance, June 30	$5	$(30)
Other comprehensive gain before reclassifications	8	3
Derivative instrument adjustment balance, September 30	$13	$(27)
Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million aggregate principal amount of 1.50% convertible senior notes for which interest was payable semi-annually (the “2022 Convertible Notes”). The 2022 Convertible Notes matured at par on September 15, 2022, at which time they were settled in cash and the remaining discount and deferred financing costs were fully amortized. The following table reflects the activity related to our 2022 Convertible Notes during the first three quarters of 2022.

($ in millions)	Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Debt, net	Carrying Amount of Equity Component, net of Issuance Costs
At December 31, 2021	$230	$(5)	$(1)	$224	$33
Adoption of ASU 2020-06(1)	—	5	—	5	(33)
At January 1, 2022	230	—	(1)	229	—
Amortization	—	—	1	1	—
Fair value of conversion option transferred to other liabilities(2)	—	(5)	—	(5)	—
At June 30, 2022	230	(5)	—	225	—
Amortization	—	5	—	5	—
Repayment upon maturity	(230)	—	—	(230)	—
At September 30, 2022	$—	$—	$—	$—	$—
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
(2)We issued notice of our intent to settle the 2022 Convertible Notes in cash, which became irrevocable on June 15, 2022, and as a result, our previous exception to derivative accounting no longer applied and we were required to fair value the conversion feature on the 2022 Convertible Notes at that time. The fair value of the conversion feature of $5 million was recorded as a debt discount and a corresponding increase to Other liabilities on our balance sheet. Subsequent changes to the fair value of the conversion feature were recorded on our income statement.

The following table shows interest expense information related to the 2022 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractual interest expense	$1	$1	$3	$3
Amortization of debt discount	5	1	5	5
Amortization of debt issuance costs	—	—	1	1
	$6	$2	$9	$9
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”), covering shares of our common stock, and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.6 million shares of our common stock.
The 2022 Note Hedges were required to follow the same settlement provisions as the 2022 Convertible Notes. As such, upon issuance of the irrevocable notice of our intent to settle the 2022 Convertible Notes in cash, our previous exception to the derivative accounting for the 2022 Convertible Note Hedges no longer applied and we were required to fair value the 2022 Convertible Note Hedges at that time. The 2022 Convertible Note Hedges expired upon the maturity of the 2022 Convertible Notes, and none were exercised. The 2022 Warrants expire in ratable portions on a series of expiration dates over the 60 scheduled trading day period commencing on December 15, 2022. As of September 30, 2022, the strike price of the 2022 Warrants was subject to adjustment to approximately $176.11, as a result of the dividends we declared since the issuance of the 2022 Warrants that were greater than the quarterly dividend we paid when the 2022 Warrants were issued. As of September 30, 2022, no 2022 Warrants have been exercised.
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of September 30, 2022 to 5.9657 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $167.62 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2022, the effective interest rate was 0.55%.
The following table shows the net carrying value of the 2026 Convertible Notes.

($ in millions)	At September 30, 2022	At December 31, 2021
Liability component
Principal amount	$575	$575
Unamortized debt discount(1)	—	(104)
Unamortized debt issuance costs	(11)	(10)
Net carrying amount of the liability component	$564	$461

Carrying amount of equity component, net of issuance costs(1)	$—	$117
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

The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization of debt discount	$—	$6	$—	$16
Amortization of debt issuance costs	1	1	2	2
	$1	$7	$2	$18
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2026 Convertible Note Hedges”), covering a total of approximately 3.4 million shares of our common stock, and warrant transactions (“2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges, warrants to acquire approximately 3.4 million shares of our common stock. As of September 30, 2022, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $167.62 and $209.53, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2022, there were 75,744,121 shares of Marriott Vacations Worldwide common stock issued, of which 38,707,674 shares were outstanding and 37,036,447 shares were held as treasury stock. At December 31, 2021, there were 75,519,049 shares of Marriott Vacations Worldwide common stock issued, of which 42,283,378 shares were outstanding and 33,235,671 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2022 or December 31, 2021.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase our own shares (each, a “Share Repurchase Program” and collectively, the “Share Repurchase Programs”). During the third quarter of 2021, our Board of Directors authorized us to purchase shares of our common stock under a Share Repurchase Program for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. During the first quarter of 2022, our Board of Directors authorized the purchase of up to an additional $300 million of our common stock under this program, as well as the extension of the term of this program to March 31, 2023. During the third quarter of 2022, our Board of Directors authorized the purchase of up to an additional $500 million of our common stock under this program, as well as the extension of the term of this program to June 30, 2023. As of September 30, 2022, approximately $444 million remained available for share repurchases under the Share Repurchase Program.
Share repurchases may be made through open market purchases, privately negotiated transactions, block transactions, tender offers, or otherwise. The specific timing, amount and other terms of the repurchases will depend on market conditions, corporate and regulatory requirements, contractual restrictions, and other factors. In connection with the current Share Repurchase Program, we are authorized to adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The authorization for the current Share Repurchase Program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice. Acquired shares of our common stock are currently held as treasury shares and carried at cost in our Financial Statements.

The following table summarizes share repurchase activity under our Share Repurchase Programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the first three quarters of 2022	3,852,726	528	$137.16
As of September 30, 2022	21,534,121	$1,946	$90.37
Dividends
We declared cash dividends to holders of common stock during the first three quarters of 2022 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
May 12, 2022	May 26, 2022	June 9, 2022	$0.62
September 8, 2022	September 22, 2022	October 6, 2022	$0.62
Noncontrolling Interests - Owners’ Associations
We consolidate certain owners’ associations. Noncontrolling interests represent the portion of the owners’ associations related to third-party vacation ownership interest owners. Noncontrolling interests of $2 million and $10 million, as of September 30, 2022 and December 31, 2021, respectively, are included on our Balance Sheets as a component of equity.

15.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of September 30, 2022, approximately 1.0 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service-based RSUs	$7	$8	$24	$23
Performance-based RSUs	1	1	2	4
	8	9	26	27
SARs	2	2	4	6
	$10	$11	$30	$33
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2022	At December 31, 2021
Service-based RSUs	$34	$33
Performance-based RSUs	8	—
	42	33
SARs	2	2
	$44	$35

Restricted Stock Units
We granted 179,505 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $152.06, to our employees and non-employee directors during the first three quarters of 2022. During the first three quarters of 2022, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 129,280 RSUs may be earned under the performance-based RSU awards granted during the first three quarters of 2022.
Stock Appreciation Rights
We granted 77,037 SARs, with a weighted average grant-date fair value of $59.68 and a weighted average exercise price of $159.27, to members of management during the first three quarters of 2022. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2022:

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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at September 30, 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,527	$135	$1,662
Interest receivable	11	1	12
Restricted cash	62	5	67
Total	$1,600	$141	$1,741
Consolidated Liabilities
Interest payable	$2	$—	$2
Securitized debt	1,698	132	1,830
Total	$1,700	$132	$1,832
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the third quarter of 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$58	$2	$60
Interest expense to investors	$12	$1	$13
Debt issuance cost amortization	$2	$—	$2

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first three quarters of 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$173	$6	$179
Interest expense to investors	$33	$2	$35
Debt issuance cost amortization	$6	$1	$7
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$371	$421
Principal receipts	413	432
Interest receipts	174	167
Reserve release	153	109
Total	1,111	1,129
Cash Outflows
Principal to investors	(446)	(452)
Voluntary repurchases of defaulted vacation ownership notes receivable	(69)	(78)
Voluntary clean-up call	(39)	(72)
Interest to investors	(34)	(33)
Funding of restricted cash	(95)	(110)
Total	(683)	(745)
Net Cash Flows	$428	$384
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
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$234	$—
Principal receipts	12	—
Interest receipts	5	—
Reserve release	1	—
Total	252	—
Cash Outflows
Principal to investors	(3)	—
Repayment of Warehouse Credit Facility	(98)	—
Interest to investors	(2)	(1)
Funding of restricted cash	(2)	—
Total	(105)	(1)
Net Cash Flows	$147	$(1)

Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity during construction. Further, our purchase commitment is contingent upon the property being redeveloped to our brand standards. Accordingly, we have not consolidated the VIE. During the second quarter of 2022, we amended the terms of our prior commitment and extended a bridge loan to the VIE for $47 million. During the third quarter of 2022, we further amended the terms of our prior commitment at which time the bridge loan was fully repaid. We expect to acquire the property over time and as of September 30, 2022, we expect to make payments for the property as follows: $112 million in 2024, $81 million in 2025 and $41 million in 2026. As of September 30, 2022, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of approximately $1 million, $1 million in Property and Equipment, and $2 million in Accrued Liabilities. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of September 30, 2022.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2022, the value of the assets held in the rabbi trust was $68 million, which is included in the Other line within assets on our Balance Sheets.

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
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Vacation Ownership	$1,182	$974	$3,229	$2,518
Exchange & Third-Party Management	71	77	229	249
Total segment revenues	1,253	1,051	3,458	2,767
Corporate and other	(1)	1	10	23
	$1,252	$1,052	$3,468	$2,790
Adjusted EBITDA and Reconciliation to Net Income or Loss Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted EBITDA Vacation Ownership	$299	$215	$772	$465
Adjusted EBITDA Exchange & Third-Party Management	39	35	117	113
Reconciling items:
Corporate and other	(54)	(45)	(162)	(140)
Interest expense	(34)	(41)	(91)	(128)
Tax provision	(59)	(47)	(134)	(63)
Depreciation and amortization	(33)	(35)	(98)	(112)
Share-based compensation expense	(10)	(11)	(30)	(33)
Certain items	(39)	(61)	(71)	(114)
Net income (loss) attributable to common shareholders	$109	$10	$303	$(12)
Assets

($ in millions)	At September 30, 2022	At December 31, 2021
Vacation Ownership	$7,947	$7,897
Exchange & Third-Party Management	824	911
Total segment assets	8,771	8,808
Corporate and other	466	805
	$9,237	$9,613
We conduct business globally, and our operations outside the United States represented approximately 12% and 10% of our revenues, excluding cost reimbursements, for the three months ended September 30, 2022 and September 30, 2021, respectively, and 12% and 10% of our revenues, excluding cost reimbursements, for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations; dividend payments; business strategies, such as our plans to continue to increase our focus on sales of vacation ownership products to first-time buyers and our expectations regarding resulting increases in financing propensity; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including the expectations that contract sales, resort management, and resort occupancies will continue to remain strong for the remainder of 2022 and that interest income will increase in 2022; our expectations regarding availability of inventory for Getaways and exchange transactions; inventory spending; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the continuing effects of the COVID-19 pandemic or future health crises, including quarantines or other government-imposed travel or health-related restrictions; the length and severity of the COVID-19 pandemic or future health crises, including short and longer-term impact on consumer confidence and demand for travel, and the pace of recovery following the COVID-19 pandemic or future health crises, or as effective treatments or vaccines against variants of the COVID-19 pandemic or future health crises become widely available; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the COVID-19 pandemic or future health crises, and the ongoing conflict between Russia and Ukraine and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of rising interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and/or enhance health and cleanliness protocols at our resorts due to the COVID-19 pandemic or future health crises; political or social strife, and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and as may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
Our Exchange & Third-Party Management segment includes exchange networks and membership programs, as well as provision of management services to other resorts and lodging properties. As of May 2022, we provided these services through Interval International and Aqua-Aston. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services. In April 2022, we disposed of VRI Americas after determining that the business was not a core component of our future growth strategy and operating model. This business was a component of our Exchange and Third-Party Management segment through the date of the sale. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information regarding this disposition.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated property owners’ associations (“Consolidated Property Owners’ Associations”).
Integration of Marriott-, Sheraton- and Westin- Branded Vacation Ownership Products
Part of the rationale for our acquisition of ILG in 2018 was to achieve operating efficiencies and business growth by leveraging the brands licensed by Marriott International and its subsidiaries to us and to ILG. In 2016, Marriott International purchased Starwood Hotels and Resorts Worldwide, Inc., which at the time exclusively licensed the Sheraton and Westin vacation ownership brands to Legacy-ILG. In August 2022, we launched Abound by Marriott Vacations, a new owner benefit and exchange program which affiliates the Marriott, Sheraton and Westin vacation ownership brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott-, Sheraton- and Westin-branded vacation ownership interests can access over 90 Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club resorts using a common currency. The program also harmonizes fee structures and owner benefit levels and allows us to transition most of our Legacy-ILG sales galleries to sell our Marriott Vacation Club Destinations product. Later in 2022, we plan to add certain Sheraton- and Westin- branded vacation ownership interests to the Marriott Vacation Club Destinations product.
Acquisition of Welk
On April 1, 2021, we completed the Welk Acquisition, after which Welk became our indirect wholly-owned subsidiary. We refer to the Welk business that we acquired as “Legacy-Welk.” In April 2022, we introduced the Hyatt Vacation Club and rebranded Welk’s vacation ownership program as the Hyatt Vacation Club Platinum Program, enabling Legacy-Welk sales centers to sell a Hyatt-branded vacation ownership product. Most Legacy-Welk resorts are now available for rental stays through Hyatt.com.
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

Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (also referred to as vacation ownership interests or “VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of the contracts with the customer and business practices, control of the vacation ownership product has historically transferred to the customer at different points in time for each brand of VOIs. In the third quarter of 2022, we aligned our business practices and contract terms, resulting in the prospective change in the timing of the transfer of control to the customer for Marriott-branded vacation ownership interests. Prior to these changes, control transfer occurred at closing for Marriott-branded and Legacy-Welk vacation ownership products. Subsequent to this alignment, transfer of control of Marriott-branded vacation ownership products occurs at expiration of the statutory rescission period, consistent with the historical timing of Sheraton-, Westin- and Hyatt- branded transactions. Marriott-branded VOI sales contracts executed prior to these modifications will continue to be accounted for with transfer of control of the VOI occurring at closing. Control transfer for Legacy-Welk VOIs remains at closing.
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Average FICO score	733	731
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten to fifteen years. While we adjust interest rates from time to time, such changes are typically not made in step with the timing and magnitude of changes in broader market rates. We may use incentives to encourage our customers to choose our financing. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition and the Welk Acquisition.
The interest income earned from our vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 59% in the third quarter of 2022 and 60% in the third quarter of 2021. We expect to continue offering financing incentive programs throughout the fourth quarter of 2022 and into 2023. Growing sales to first-time buyers, who are more likely to finance their purchases, remains an integral part of our overall marketing and sales strategy
Acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimated value of collateral securing the acquired vacation ownership notes receivable.
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
Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Historical default rates	3.3%	3.3%
Historical default rates reflect the stabilization in the performance of our vacation ownership notes receivable portfolio subsequent to the increased default rates experienced in 2020 as a result of the COVID-19 pandemic. As a result of the unification of the Company’s Marriott-, Sheraton- and Westin- branded vacation ownership products under the Abound by Marriott Vacations program and stabilization of defaults, in the third quarter of 2022, we combined and aligned our reserve methodology on vacation ownership notes receivable for our Marriott-, Sheraton- and Westin- brands. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information.

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
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of unregistered inventory and owned-hotel properties. We also recognize rental revenue from the utilization of plus points under our points-based products when the points are redeemed for rental stays at one of our resorts or in other third-party offerings, or upon expiration of the points. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
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
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Sale of vacation ownership products	$444	$330	$1,179	$789
Management and exchange	198	225	623	638
Rental	165	130	438	340
Financing	74	69	217	196
Cost reimbursements	371	298	1,011	827
TOTAL REVENUES	1,252	1,052	3,468	2,790
EXPENSES
Cost of vacation ownership products	76	71	216	178
Marketing and sales	207	166	603	439
Management and exchange	101	138	330	381
Rental	126	84	294	247
Financing	5	22	49	64
General and administrative	62	54	187	166
Depreciation and amortization	33	35	98	112
Litigation charges	2	2	7	8
Royalty fee	28	26	84	78
Impairment	1	—	1	5
Cost reimbursements	371	298	1,011	827
TOTAL EXPENSES	1,012	896	2,880	2,505
(Losses) gains and other (expense) income, net	(2)	(31)	39	(27)
Interest expense	(34)	(41)	(91)	(128)
Transaction and integration costs	(34)	(27)	(99)	(75)
Other	(1)	1	—	2
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	169	58	437	57
Provision for income taxes	(59)	(47)	(134)	(63)
NET INCOME (LOSS)	110	11	303	(6)
Net income attributable to noncontrolling interests	(1)	(1)	—	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$109	$10	$303	$(12)
Operating Statistics
2022 Third Quarter

	Three Months Ended
(Contract sales $ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Vacation Ownership
Total contract sales	$492	$392	$100	26%
Consolidated contract sales	$483	$380	$103	27%
Joint venture contract sales	$9	$12	$(3)	(22%)
VPG	$4,353	$4,300	$53	1%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,591	1,313	278	21%
Average revenue per member	$38.91	$42.95	$(4.04)	(9%)

2022 First Three Quarters

	Nine Months Ended
(Contract sales $ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Vacation Ownership
Total contract sales	$1,411	$996	$415	42%
Consolidated contract sales	$1,383	$968	$415	43%
Joint venture contract sales	$28	$28	$—	3%
VPG	$4,544	$4,377	$167	4%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,591	1,313	278	21%
Average revenue per member	$122.30	$136.57	$(14.27)	(10%)
Revenues
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Vacation Ownership	$1,182	$974	$208	21%
Exchange & Third-Party Management	71	77	(6)	(7%)
Total Segment Revenues	1,253	1,051	202	19%
Consolidated Property Owners’ Associations	(1)	1	(2)	NM
Total Revenues	$1,252	$1,052	$200	19%
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Vacation Ownership	$3,229	$2,518	$711	28%
Exchange & Third-Party Management	229	249	(20)	(8%)
Total Segment Revenues	3,458	2,767	691	25%
Consolidated Property Owners’ Associations	10	23	(13)	(55%)
Total Revenues	$3,468	$2,790	$678	24%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items described below, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to shareholders. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others, of results from our on-going core operations before the impact of these items with results from other companies.
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
2022 Third Quarter

	Three Months Ended		Change
($ in millions)	September 30, 2022	September 30, 2021		% Change
Net income attributable to common shareholders	$109	$10	$99	NM
Interest expense	34	41	(7)	(17%)
Provision for income taxes	59	47	12	24%
Depreciation and amortization	33	35	(2)	(2%)
EBITDA	235	133	102	77%
Share-based compensation expense	10	11	(1)	(14%)
Certain items	39	61	(22)	(36%)
Adjusted EBITDA	$284	$205	$79	38%
In the third quarter of 2022, in connection with the unification of the our Marriott-, Westin-, and Sheraton- branded vacation ownership products under the Abound by Marriott Vacations program, we aligned our business practices and contract terms for the sale of vacation ownership products (the “Contract alignment”), resulting in the prospective acceleration of revenue for the sale of Marriott-branded vacation ownership interests. The Contract alignment increased Net income attributable to common shareholders and Adjusted EBITDA by $29 million and $39 million, respectively. In addition, we combined and aligned our reserve methodology for vacation ownership notes receivable for these brands (the “Reserve alignment”), resulting in a $4 million increase in Net income attributable to common shareholders and a $5 million increase in Adjusted EBITDA. Together, these changes are hereinafter referred to as the “Alignment.” See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information.
Certain items for the third quarter of 2022 consisted of $34 million of transaction and integration costs (including $19 million of ILG Acquisition and integration related costs, $7 million of other transaction costs, $5 million of Welk Acquisition and integration related costs, and $3 million of other integration costs), $5 million of purchase accounting adjustments, $2 million of losses and other expense (including $3 million related to foreign currency translation losses, $1 million of miscellaneous losses and other expense, partially offset by $1 million of working capital adjustments related to the disposition of our VRI Americas business and $1 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International), $2 million of litigation charges, $1 million of impairment charges, and $1 million of miscellaneous other adjustments, partially offset by $6 million of revenue associated with expired or forfeited deposits on pre-acquisition preview packages.
Certain items for the third quarter of 2021 consisted of $31 million of losses and other expense (including $36 million related to the early redemption of senior unsecured notes, $2 million of foreign currency translation losses, and $1 million of miscellaneous losses and other expenses, partially offset by $8 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Provision for income taxes line), $27 million of transaction and integration costs (including $22 million of ILG Acquisition and integration related costs, $3 million of Welk Acquisition related costs, and $2 million of other transaction costs), $5 million of purchase accounting adjustments, and $2 million of litigation charges, partially offset by $3 million to eliminate the impact of consolidating certain property owners’ associations and $1 million of miscellaneous other adjustments.

2022 First Three Quarters

	Nine Months Ended		Change
($ in millions)	September 30, 2022	September 30, 2021		% Change
Net income (loss) attributable to common shareholders	$303	$(12)	$315	NM
Interest expense	91	128	(37)	(29%)
Provision for income taxes	134	63	71	113%
Depreciation and amortization	98	112	(14)	(12%)
EBITDA	626	291	335	NM
Share-based compensation expense	30	33	(3)	(10%)
Certain items	71	114	(43)	(39%)
Adjusted EBITDA	$727	$438	$289	66%
We recognized an additional $33 million of Net income attributable to common shareholders and an additional $44 million of Adjusted EBITDA during the nine months ended September 30, 2022, as a result of the Alignment.
Certain items for the first three quarters of 2022 consisted of $99 million of transaction and integration costs (including $67 million of ILG integration related costs, $13 million of other integration costs, $10 million of Welk Acquisition and integration related costs, and $9 million of other transaction costs), $13 million of purchase accounting adjustments, $7 million of litigation charges, and $1 million of impairment charges, partially offset by $39 million of gains and other income, $6 million of revenue associated with expired or forfeited deposits on pre-acquisition preview packages, $2 million of revenue associated with an early termination of a VRI management contract, and $2 million of miscellaneous other adjustments.
The $39 million of gains and other income included $33 million of gains and other income related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, $17 million of gains and other income related to the strategic disposition of our VRI Americas business, $3 million of business interruption insurance proceeds received, and $2 million of proceeds from corporate owned life insurance, partially offset by $10 million of foreign currency translation, $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, and $2 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International. See Footnote 5 “Income Taxes” to our Financial Statements for further information regarding our indemnification assets, and $1 million of miscellaneous losses and other expense.
Certain items for the first three quarters of 2021 consisted of $75 million of transaction and integration costs (including $64 million of ILG Acquisition and integration related costs, $8 million of Welk Acquisition related costs, and $3 million of other transaction costs), $27 million of losses and other expense (including $36 million related to the early redemption of senior unsecured notes and $1 million of miscellaneous losses and other expense, partially offset by $6 million related to a true-up to a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Provision for income taxes line and $4 million of foreign currency translation gains), $8 million of litigation charges, $7 million of purchase accounting adjustments, and $5 million of impairment charges, partially offset by $5 million to eliminate the impact of consolidating certain property owners’ associations, $2 million of activity related to the accrual for health and welfare costs for furloughed associates, and $1 million of miscellaneous other adjustments.

Segment Adjusted EBITDA
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Vacation Ownership	$299	$215	$84	39%
Exchange & Third-Party Management	39	35	4	7%
Segment adjusted EBITDA	338	250	88	35%
General and administrative	(54)	(45)	(9)	(17%)
Adjusted EBITDA	$284	$205	$79	38%
We recognized an additional $44 million of Adjusted EBITDA in the Vacation Ownership segment during the three months ended September 30, 2022, as a result of the Alignment.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Vacation Ownership	$772	$465	$307	66%
Exchange & Third-Party Management	117	113	4	2%
Segment adjusted EBITDA	889	578	311	54%
General and administrative	(162)	(140)	(22)	(15%)
Adjusted EBITDA	$727	$438	$289	66%
We recognized an additional $44 million of Adjusted EBITDA in the Vacation Ownership segment during the nine months ended September 30, 2022, as a result of the Alignment.
The following tables present Adjusted EBITDA for our reportable segments reconciled to segment financial results attributable to common shareholders.
Vacation Ownership
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Segment adjusted EBITDA	$299	$215	$84	39%
Depreciation and amortization	(23)	(24)	1	4%
Share-based compensation expense	(2)	(1)	(1)	(23%)
Certain items	(4)	(5)	1	41%
Segment financial results attributable to common shareholders	$270	$185	$85	46%
We recognized an additional $44 million of Adjusted EBITDA in the Vacation Ownership segment during the three months ended September 30, 2022, as a result of the Alignment.
Certain items in the Vacation Ownership segment for the third quarter of 2022 consisted of $6 million of revenue associated with expired or forfeited deposits on pre-acquisition preview packages, $2 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International, and $1 million of foreign currency translation, partially offset by $5 million of purchase accounting adjustments, $3 million of miscellaneous other adjustments, $2 million of litigation charges, $2 million of miscellaneous other transaction costs, and $1 million of impairment charge.
Certain items in the Vacation Ownership segment for the third quarter of 2021 consisted primarily of $5 million of purchase accounting adjustments.

2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Segment adjusted EBITDA	$772	$465	$307	66%
Depreciation and amortization	(67)	(66)	(1)	(4%)
Share-based compensation expense	(5)	(4)	(1)	(22%)
Certain items	20	(15)	35	NM
Segment financial results attributable to common shareholders	$720	$380	$340	90%
We recognized an additional $44 million of Adjusted EBITDA in the Vacation Ownership segment during the nine months ended September 30, 2022, as a result of the Alignment.
Certain items in the Vacation Ownership segment for the first three quarters of 2022 consisted primarily of $36 million of gains and other income, net (including $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, and $3 million related to business interruption insurance proceeds), $6 million of revenue associated with expired or forfeited deposits on pre-acquisition preview packages, and $5 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International, partially offset by $13 million of purchase accounting adjustments, $7 million of litigation charges, and $3 million of miscellaneous other transaction costs, $3 million of miscellaneous other adjustments, and $1 million of impairment charge.
Certain items in the Vacation Ownership segment for the first three quarters of 2021 consisted primarily of $7 million of litigation charges, $7 million of purchase accounting adjustments, and $2 million of miscellaneous other transaction costs, partially offset by $1 million of miscellaneous other adjustments.
Exchange & Third-Party Management
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Segment adjusted EBITDA	$39	$35	$4	7%
Depreciation and amortization	(8)	(11)	3	32%
Share-based compensation expense	(1)	—	(1)	(10%)
Certain items	(1)	(1)	—	NM
Segment financial results attributable to common shareholders	$29	$23	$6	23%
Certain items for the Exchange & Third-Party Management segment for the third quarter of 2022 consisted of $2 million of foreign currency translation losses, partially offset by $1 million of gains and other income related to the strategic disposition of our VRI Americas business.
Certain items for the Exchange & Third-Party Management segment for the third quarter of 2021 consisted of $1 million of COVID-19 related restructuring.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Segment adjusted EBITDA	$117	$113	$4	2%
Depreciation and amortization	(24)	(40)	16	40%
Share-based compensation expense	(2)	(1)	(1)	(18%)
Certain items	17	(1)	18	NM
Segment financial results attributable to common shareholders	$108	$71	$37	50%

Certain items for the Exchange & Third-Party Management segment for the first three quarters of 2022 consisted of $17 million of gains and other income related to the strategic disposition of our VRI Americas business and $2 million of revenue associated with an early termination of a VRI management contract, partially offset by $2 million of foreign currency translation losses.
Certain items for the Exchange & Third-Party Management segment for the first three quarters of 2021 consisted of $1 million of COVID-19 related restructuring.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 17 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Sale of vacation ownership products	$444	$330	$1,179	$789
Resort management and other services	136	126	402	343
Rental	154	121	405	308
Financing	74	69	217	196
Cost reimbursements	374	328	1,026	882
TOTAL REVENUES	1,182	974	3,229	2,518
EXPENSES
Cost of vacation ownership products	76	71	216	178
Marketing and sales	207	166	603	439
Resort management and other services	64	55	178	136
Rental	130	97	311	288
Financing	5	22	49	64
Depreciation and amortization	23	24	67	66
Litigation charges	2	1	7	7
Restructuring	—	(1)	—	—
Royalty fee	28	26	84	78
Impairment	1	—	1	—
Cost reimbursements	374	328	1,026	882
TOTAL EXPENSES	910	789	2,542	2,138
Gains and other income, net	1	—	36	—
Transaction and integration costs	(2)	(1)	(3)	(2)
Other	(1)	1	—	2
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$270	$185	$720	$380

Contract Sales
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Total consolidated contract sales	$483	$380	$103	27%
Joint venture contract sales	9	12	(3)	(22%)
Total contract sales	$492	$392	$100	26%
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Total consolidated contract sales	$1,383	$968	$415	43%
Joint venture contract sales	28	28	—	3%
Total contract sales	$1,411	$996	$415	42%
Sale of Vacation Ownership Products
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Total contract sales	$492	$392	$100	26%
Less: resales contract sales	(10)	(7)	(3)
Less: joint venture contract sales	(9)	(12)	3
Consolidated contract sales, net of resales	473	373	100	27%
Plus:
Settlement revenue	10	8	2
Resales revenue	5	5	—
Revenue recognition adjustments:
Reportability	54	2	52
Sales reserve	(64)	(31)	(33)
Other(1)	(34)	(27)	(7)
Sale of vacation ownership products	$444	$330	$114	34%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The higher contract sales performance reflects the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic. Higher settlement revenues and sales incentives issued were driven by the higher contract sales volumes. The favorable reportability was primarily due to the Contract alignment that resulted in the prospective acceleration of revenue for Marriott-branded vacation ownership interests in connection with the unification of the Company’s Marriott-, Westin-, and Sheraton-branded vacation ownership products through the Abound by Marriott Vacations program of $46 million. The increase in the sales reserve included $19 million from the Reserve alignment, which was offset by a decrease in the acquired reserve for vacation ownership notes receivable recorded as a reduction of Financing expenses, and $14 million from the higher contract sales volumes and normal course adjustments to the sales reserve estimate. Excluding the impact of the Alignment, Sale of vacation ownership products increased $87 million and 26%.

2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Total contract sales	$1,411	$996	$415	42%
Less: resales contract sales	(30)	(19)	(11)
Less: joint venture contract sales	(28)	(28)	—
Consolidated contract sales, net of resales	1,353	949	404	43%
Plus:
Settlement revenue	26	21	5
Resales revenue	13	8	5
Revenue recognition adjustments:
Reportability	7	(51)	58
Sales reserve	(130)	(73)	(57)
Other(1)	(90)	(65)	(25)
Sale of vacation ownership products	$1,179	$789	$390	49%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The higher contract sales performance reflects $380 million from the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic and $24 million of Welk contract sales in the first quarter of 2022, which we acquired in the second quarter of 2021. Higher settlement and resales revenues and sales incentives issued were driven by the higher contract sales volumes as well as the Welk Acquisition. The favorable reportability was due to $46 million from the Contract alignment that resulted in the prospective acceleration of revenue for Marriott-branded vacation ownership interests in connection with the unification of the Company’s Marriott-, Westin-, and Sheraton-branded vacation ownership products through the Abound by Marriott Vacations program and $12 million from a favorable change in reportability compared to the prior year. The increase in the sales reserve included $38 million from the higher contract sales volumes and normal course adjustments to the sales reserve estimate and $19 million from the Reserve alignment, which was offset by a decrease in the acquired reserve for vacation ownership notes receivable recorded as a reduction of Financing expenses. Excluding the impact of the Alignment, Sale of vacation ownership products increased $363 million and 46%.

Development Profit
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Sale of vacation ownership products	$444	$330	$114	34%
Cost of vacation ownership products	(76)	(71)	(5)	(8%)
Marketing and sales	(207)	(166)	(41)	(24%)
Development profit	$161	$93	$68	73%
Development profit margin	36.1%	28.0%	8.1 pts
The increase in Development profit reflects $41 million of favorable revenue reportability (including $39 million of profit acceleration from the Contract alignment), $20 million as a result of higher contract sales volumes net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), $15 million from a favorable mix of lower cost inventory being sold, and $6 million of lower marketing and sales associated with expired or forfeited deposits on pre-acquisition preview packages, partially offset by a $14 million negative impact to development profit from the Reserve alignment. Excluding the impact of the Alignment, Development profit increased $43 million and Development profit margin increased to 32.6%.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Sale of vacation ownership products	$1,179	$789	$390	49%
Cost of vacation ownership products	(216)	(178)	(38)	(22%)
Marketing and sales	(603)	(439)	(164)	(37%)
Development profit	$360	$172	$188	NM
Development profit margin	30.5%	21.8%	8.7 pts
The increase in Development profit reflects $113 million as a result of higher contract sales volumes net of the sales reserve and direct variable expenses (i.e., cost of vacation ownership products and marketing and sales), in part from continued strong VPGs and lower marketing and sales spending as a percentage of revenue, $45 million of favorable revenue reportability (including $39 million of profit acceleration from the Revenue alignment), $29 million from a favorable mix of lower cost inventory being sold, $9 million of favorable product cost true-up activity, and $6 million of lower marketing and sales associated with expired or forfeited deposits on pre-acquisition preview packages, partially offset by a $14 million negative impact to Development profit from the Reserve alignment. Excluding the impact of the Alignment, Development profit increased $163 million and Development profit margin increased to 29.1%.

Resort Management and Other Services Revenues, Expenses and Profit
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Management fee revenues	$41	$40	$1	2%
Ancillary revenues	63	55	8	16%
Other management and exchange revenues	32	31	1	—%
Resort management and other services revenues	136	126	10	8%
Resort management and other services expenses	(64)	(55)	(9)	(14%)
Resort management and other services profit	$72	$71	$1	2%
Resort management and other services profit margin	53.2%	55.9%	(2.7 pts)	(5%)
Resort management and other services revenues reflects higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic, higher pricing, and higher management fees, attributed to budgeted expense increases at owners’ associations, as our management fees are largely calculated as a percentage of budgeted costs to operate resorts. Resort occupancies continued to increase subsequent to the initial impact of the pandemic as travel and tourism continues to recover. We expect travel, tourism, and resort occupancies to remain strong for the remainder of 2022.
The increase in resort management and other services profit reflects $2 million of higher ancillary profit and higher management fee revenues, partially offset by higher customer services expenses due to wage increases and improvements in service levels. Ancillary profit margin remained in line with the prior year as we raised pricing and optimized our food and beverage offerings to offset wage pressures. We expect future ancillary profit margins to remain in line with recent results.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Management fee revenues	$124	$117	$7	6%
Ancillary revenues	183	135	48	36%
Other management and exchange revenues	95	91	4	4%
Resort management and other services revenues	402	343	59	17%
Resort management and other services expenses	(178)	(136)	(42)	(30%)
Resort management and other services profit	$224	$207	$17	9%
Resort management and other services profit margin	55.8%	60.2%	(4.4 pts)	(7%)
Resort management and other services revenues reflects higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of the continued ramp-up of the business subsequent to the initial impact of the COVID-19 pandemic and higher pricing, $6 million of revenues relating to the Welk Acquisition, which we acquired in the second quarter of 2021, and higher management fees.
The increase in resort management and other services profit reflects $11 million of higher ancillary profit and higher management fee revenues, partially offset by higher customer services expenses due to wage increases and improvements in service levels. Ancillary profit margin remained in line with the prior year as we raised pricing and optimized our food and beverage offerings to offset wage pressures. We expect future ancillary profit margins to remain in line with recent results.

Rental Revenues, Expenses and Profit
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Rental revenues	$154	$121	$33	27%
Rental expenses	(130)	(97)	(33)	(34%)
Rental profit	$24	$24	$—	(2%)
Rental profit margin	15.9%	20.6%	(4.7 pts)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Transient keys rented(1)	509,621	500,952	8,669	2%
Average transient rate	$267.37	$260.00	$7.37	3%
Resort occupancy	88.9%	85.0%	3.9 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
Rental revenues increased $7 million due to additional transient keys rented at a higher average transient rate. The remaining $26 million increase is attributed to the lower net down of rental revenues by rental expenses for unsold VOIs that are registered and held for sale (which is recorded net within rental revenues when proceeds are less than costs).
Rental expenses increased by $33 million attributed to a $26 million decrease in costs recorded net within rental revenues for unsold VOIs that are registered and held for sale, $5 million of additional costs attributed to higher owner utilization in 2022 of third-party vacation and other offerings, $3 million of higher carry costs of excess inventory on hand resulting from our fulfillment of purchase commitments in 2021, $3 million of higher subsidy expenses, and $1 million of higher administrative expenses, partially offset by $4 million of higher allocations of rental costs to marketing and sales expense for marketing purposes and a $1 million decrease in operating hotel expenses.
As the majority of the governmental restrictions in response to the COVID-19 pandemic that caused rental activity to decline (such as travel restrictions and quarantine requirements) have been lifted, we expect high resort occupancies throughout the remainder of 2022. However, we do not expect this part of our business to fully recover to pre-pandemic levels in 2022 as a result of reduced rental inventory availability due to higher owner and preview usage as well as higher inventory carrying costs, as described above.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Rental revenues	$405	$308	$97	31%
Rental expenses	(311)	(288)	(23)	(8%)
Rental profit (loss)	$94	$20	$74	NM
Rental profit margin	23.2%	6.6%	16.6 pts

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Transient keys rented(1)	1,626,294	1,433,738	192,556	13%
Average transient key rate	$268.29	$240.48	$27.81	12%
Resort occupancy	89.0%	79.1%	9.9 pts
_________________________
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
Rental revenues increased by $122 million due to the increase in transient keys rented and a higher average transient rate, partially offset by a $25 million lesser net down of rental revenues associated with unsold VOIs that are registered and held for sale.

Rental expenses increased by $23 million attributed to $15 million of additional costs attributed to higher owner utilization in 2022 of third-party vacation and other offerings, $14 million in operating hotel expenses attributable to higher revenues, $13 million of additional tidy and variable costs associated with increased transient keys rented, $11 million of higher carry costs of excess inventory on hand resulting from our fulfillment of purchase commitments in 2021, $8 million of higher subsidy expenses, and $1 million of higher administrative expenses, partially offset by a $25 million increase in costs recorded as a reduction to rental revenues and $14 million of higher allocations of rental costs to marketing and sales expense for marketing purposes.
Financing Revenues, Expenses and Profit
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Financing revenues	74	69	5	6%
Financing expenses	9	(10)	19	NM
Consumer financing interest expense	(14)	(12)	(2)	(20%)
Financing profit	$69	$47	$22	47%
Financing propensity	58.7%	59.6%
Financing revenues reflect $4 million of higher interest income as a result of a higher average notes receivable balance, a slightly higher average interest rate driven by mix of customers and brands, and $1 million of lower plus point financing incentive costs year-over-year. The higher average notes receivable balance was the result of new loan originations in excess of the amount of the continued pay-down of the existing vacation ownership notes receivable portfolio. We expect the average notes receivable balance, and resulting interest income, to continue to increase with the expected growth in contract sales and loan originations. Financing expenses decreased $19 million due to the Reserve alignment which reduced the reserve related to our acquired vacation ownership notes receivable (recorded as a reduction of Financing expenses), offset by an increase to our reserve for originated vacation ownership notes receivable (which is recorded as a reduction of Sales of vacation ownership products).
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Financing revenues	217	196	21	10%
Financing expenses	(10)	(26)	16	66%
Consumer financing interest expense	(39)	(38)	(1)	(3%)
Financing profit	$168	$132	$36	28%
Financing propensity	54.3%	53.4%
Financing revenues reflect $18 million of higher interest income (including $10 million due to the Welk Acquisition and $8 million as a result of a higher average vacation ownership notes receivable balance and a slightly higher average interest rate driven by mix of customers and brands) and $3 million of lower plus point financing incentive costs year-over-year. Financing expenses decreased $19 million due to the Reserve alignment which reduced the reserve related to our acquired vacation ownership notes receivable (recorded as a reduction of Financing expenses), offset by an increase to our reserve for originated vacation ownership notes receivable (which is recorded as a reduction of Sales of vacation ownership products), partially offset by lower lien fee income and higher other expenses.

Royalty Fee
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Royalty fee	$28	$26	$2	8%
The increase in royalty fee expense in the third quarter of 2022 included $1 million from an increase in the dollar volume of closings and $1 million from a contractual increase in the fixed portion of the royalty fee owed to Marriott International.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Royalty fee	$84	$78	$6	8%
The increase in royalty fee expense in the first three quarters of 2022 included $5 million from an increase in the dollar volume of closings and $2 million from a contractual increase in the fixed portion of the royalty fee owed to Marriott International, partially offset by $1 million from an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
Litigation Charges
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Litigation charges	$2	$1	$1	32%
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Litigation charges	$7	$7	$—	(14%)
During the third quarter and first three quarters of 2022, as well as the third quarter and first three quarters of 2021, the litigation charges relate primarily to business in Europe.
Gains and Other Income
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Gains and other income, net	$1	$—	$1	NM
During the third quarter of 2022, we recorded a $1 million gain from foreign currency translation.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Gains and other income, net	$36	$—	$36	NM
During the first three quarters of 2022, we recorded gains and other income of $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico and $3 million related to receipt of business interruption insurance proceeds.

Exchange & Third-Party Management

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Management and exchange	$55	$59	$177	$179
Rental	11	9	33	32
Cost reimbursements	5	9	19	38
TOTAL REVENUES	71	77	229	249
EXPENSES
Management and exchange	28	33	93	99
Depreciation and amortization	8	11	24	40
Restructuring	—	1	—	1
Cost reimbursements	5	9	19	38
TOTAL EXPENSES	41	54	136	178
(Losses) gains and other (expense) income, net	(1)	—	15	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$29	$23	$108	$71

Management and Exchange Profit
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Management and exchange revenue	$55	$59	$(4)	(7%)
Management and exchange expense	(28)	(33)	5	13%
Management and exchange profit	$27	$26	$1	1%
Management and exchange profit margin	48.1%	44.7%	3.4 pts
The decrease in management and exchange revenue reflects $8 million of lower revenue due to the disposition of our VRI Americas business during the second quarter of 2022, partially offset by $3 million of higher Interval International transaction fee revenue due to increased average exchange fees offset by lower exchanges as fewer members exchanged their home inventory for usage at another resort through Interval International and $1 million of higher management fees at Aqua-Aston managed properties due to the continued ramp-up of the business in Hawaii subsequent to the initial impact of the COVID-19 pandemic.
For Interval International, average revenue per member decreased 9% over the prior year comparable period. This decline was due, in part, to recently added affiliations, for which we expect exchange activity to ramp-up over time, partially offset by the increase in exchange revenue. Management and exchange profit and profit margin excluding the impact of the disposition of VRI Americas would have increased by $4 million and 15%, respectively, in the third quarter of 2022.

2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Management and exchange revenue	$177	$179	$(2)	(1%)
Management and exchange expense	(93)	(99)	6	6%
Management and exchange profit	$84	$80	$4	4%
Management and exchange profit margin	47.3%	44.9%	2.4 pts
The decrease in management and exchange revenue reflects $11 million of lower revenue due to the disposition of our VRI Americas business during the second quarter of 2022, partially offset by higher management fees at Aqua-Aston managed properties due to the continued ramp-up of business in Hawaii subsequent to the initial impact of the COVID-19 pandemic.
For Interval International, revenue was in line with the prior year period while average revenue per member decreased 10% over the prior year comparable period. This decline was due, in part, to recently added affiliations, for which we expect exchange activity to ramp-up over time. Management and exchange profit primarily reflected the higher management fees at Aqua-Aston, partially offset by $4 million of lower profit due to the disposition of our VRI Americas business during the second quarter of 2022. Management and exchange profit and profit margin excluding the impact of the disposition of VRI Americas would have increased by $8 million and 11%, respectively, in the nine months ended September 30, 2022.
Rental Revenues
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Rental revenues	$11	$9	$2	25%
Results reflect a $2 million increase in gross Getaway revenues, which resulted from a 12% increase in transactions and an 8% increase in the average Getaway fee. Rental inventory procurement costs, which are recorded net within Rental revenues, were in line with the prior year. The increase in Getaway transactions reflects an increase in inventory available for Getaways.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Rental revenues	$33	$32	$1	3%
Results reflect a $1 million increase in gross Getaway revenues, driven by a 10% increase in the average Getaway fee, partially offset by an 8% decline in transactions. Rental inventory procurement costs, which are recorded net within Rental revenues, were in line with the prior year. The decline in Getaway transactions reflects fewer owner deposits in the first three quarters of 2022 as more members chose to occupy their home resorts rather than exchange for usage through Interval International, which put pressure on the inventory available for Getaways.

Depreciation and Amortization
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Depreciation and amortization	$8	$11	$(3)	(32%)
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Depreciation and amortization	$24	$40	$(16)	(40%)
The decrease in depreciation and amortization expense in the first three quarters of 2022 relates to a true-up made in the prior year to accelerate depreciation on a technology asset.
Gains (Losses) and Other Income (Expense)
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Losses and other expense, net	$(1)	$—	$(1)	NM
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Gains and other income, net	$15	$—	$15	NM
During the first three quarters of 2022, we recorded a $17 million gain related to the sale of our VRI Americas business, partially offset by $2 million of foreign currency translation. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Resort management and other services	$7	$40	$44	$116
Cost reimbursements	(8)	(39)	(34)	(93)
TOTAL REVENUES	(1)	1	10	23
EXPENSES
Resort management and other services	9	50	59	146
Rental	(4)	(13)	(17)	(41)
General and administrative	62	54	187	166
Depreciation and amortization	2	—	7	6
Litigation charges	—	1	—	1
Restructuring	—	—	—	(1)
Impairment	—	—	—	5
Cost reimbursements	(8)	(39)	(34)	(93)
TOTAL EXPENSES	61	53	202	189
Losses and other expense, net	(2)	(31)	(12)	(27)
Interest expense	(34)	(41)	(91)	(128)
Transaction and integration costs	(32)	(26)	(96)	(73)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(130)	(150)	(391)	(394)
Provision for income taxes	(59)	(47)	(134)	(63)
Net income attributable to noncontrolling interests	(1)	(1)	—	(6)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(190)	$(198)	$(525)	$(463)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations subsequent to the third quarter of 2021.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Resort management and other services	$6	$40	$42	$116
Cost reimbursements	(8)	(39)	(34)	(93)
TOTAL REVENUES	(2)	1	8	23
EXPENSES
Resort management and other services	9	50	59	146
Rental	(4)	(13)	(17)	(41)
Cost reimbursements	(8)	(39)	(34)	(93)
TOTAL EXPENSES	(3)	(2)	8	12
Losses and other expense, net	—	(1)	(3)	(1)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	2	(3)	10
Provision for income taxes	—	(1)	—	(2)
Net income attributable to noncontrolling interests	(1)	(1)	—	(6)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$—	$—	$(3)	$2
General and Administrative
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
General and administrative	$62	$54	$8	13%
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
General and administrative	$187	$166	$21	12%
For the third quarter of 2022 and the first three quarters of 2022, General and administrative expenses increased $8 million and $21 million, respectively, attributed to higher compensation and transformation initiative spending, including procurement and artificial intelligence capabilities.
Gains / Losses and Other Income / Expense
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Losses and other expense, net	$(2)	$(31)	$29	92%
In the third quarter of 2022, we recorded $2 million of foreign currency translation losses, and $1 million of miscellaneous losses and other expense, offset by $1 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International.

In the third quarter of 2021, we recorded losses and other expenses of $31 million, including $36 million of expense related to the early redemption of senior unsecured notes, $2 million of foreign currency translation losses, and $1 million of miscellaneous losses and other expense, partially offset by $8 million related to a true-up of a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Provision for income taxes line).
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Losses and other expense, net	$(12)	$(27)	$15	55%
In the first three quarters of 2022, we recorded $8 million of foreign currency translation losses, $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, $2 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International, and $1 million of miscellaneous losses and other expense, partially offset by $2 million of proceeds from corporate owned life insurance.
In the first three quarters of 2021, we recorded losses and other expenses of $27 million, including $36 million of expense related to the early redemption of senior unsecured notes, and $1 million of miscellaneous losses and other expense, partially offset by $6 million related to a true-up of a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Provision for income taxes line), and $4 million of foreign currency translation gains.
Interest Expense
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Interest expense	$(34)	$(41)	$7	17%
Interest expense decreased $7 million, including $4 million of lower interest expense associated with the early redemption of a portion of senior secured notes in the third quarter of 2021, $3 million of lower interest expense associated with the early redemption of senior unsecured notes in the third quarter of 2021, $2 million of lower interest expense due to the adoption of new accounting guidance related to our convertible debt (see Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements), and $1 million of lower non-income tax related interest expense. These decreases were partially offset by $3 million of higher interest expense due to amounts drawn on the Warehouse Credit Facility and Revolving Corporate Credit Facility, and a higher variable interest rate on the Revolving Corporate Credit Facility.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Interest expense	$(91)	$(128)	$37	29%
Interest expense decreased $37 million, including $28 million of lower interest expense associated with the early redemption of senior unsecured notes in the third quarter of 2021, $15 million of lower interest expense due to the adoption of new accounting guidance related to our convertible debt (see Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements), and $12 million of lower interest expense associated with the early redemption of a portion of senior secured notes in the third quarter of 2021. These decreases were partially offset by $11 million of higher interest expense associated with senior unsecured notes issued in the second quarter of 2021, $3 million of higher interest expense related to finance leases, $2 million of higher non-income tax related interest expense, and $2 million of higher interest expense due to amounts drawn on the Warehouse Credit Facility and Revolving Corporate Credit Facility, and a higher variable interest rate on the Revolving Corporate Credit Facility.

Transaction and Integration Costs
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Transaction and integration costs	$(32)	$(26)	$(6)	(25%)
In the third quarter of 2022, Transaction and integration costs included $19 million of ILG integration related costs, $3 million of other integration costs, $5 million of Welk Acquisition and integration related costs, and $5 million of other transaction and integration related costs.
In the third quarter of 2021, Transaction and integration costs included $22 million of ILG integration related costs, $3 million of Welk Acquisition and integration related costs and $1 million of other transaction and integration related costs.
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Transaction and integration costs	$(96)	$(73)	$(23)	(32%)
In the first three quarters of 2022, Transaction and integration costs included $67 million of ILG integration related costs, $13 million of other integration costs, $10 million of Welk Acquisition and integration related costs, and $6 million of other transaction and integration related costs.
In the first three quarters of 2021, Transaction and integration costs included $64 million of ILG integration related costs, $8 million of Welk Acquisition and integration related costs, and $1 million of other transaction and integration related costs.
Income Tax
2022 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Provision for income taxes	$(59)	$(47)	$(12)	(24%)
2022 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change	% Change
Provision for income taxes	$(134)	$(63)	$(71)	NM
The change in the Provision for income taxes is predominately attributable to an increase in pre-tax income for the three and nine months ended September 30, 2022.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand, cash generated from operations, our ability to raise capital through securitizations in the asset-backed securities market, our ability to issue new and refinance existing debt, and to the extent necessary, our ability to access funds under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements, and return capital to shareholders. We continuously monitor the capital markets to evaluate the effect that changes in market conditions may have on our ability to fund our liquidity needs.
At September 30, 2022, we had $4.6 billion of total gross debt outstanding, which included $2.8 billion of corporate debt (consisting of $1.1 billion of senior notes, $1.0 billion of debt under our Corporate Credit Facility, and $575 million of convertible notes), $1.8 billion of non-recourse debt associated with vacation ownership notes receivable securitizations, $83 million related to finance lease obligations, and $10 million related to a non-interest bearing note payable. Excluding the impact of the Alignment, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio at September 30, 2022 was 2.8x, which is within our targeted 2.5x to 3.0x leverage range. We have no material maturities of corporate debt until 2025.
At the end of the third quarter of 2022, our corporate debt, including the impact of interest rate hedges, had a weighted average interest rate of 3.9% and 83% accrued interest at a fixed rate.
Sources of Liquidity
Cash from Operations
Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable, (3) cash from fee-based membership, exchange and rental transactions, and (4) net cash generated from our rental and resort management and other services operations.
Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, the majority of the notes receivable originated in connection with the sale of vacation ownership products to institutional investors in the asset-backed securities (“ABS”) term securitization market. These vacation ownership notes receivable securitizations provide liquidity for general corporate purposes. In a vacation ownership notes receivable term securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized vacation ownership notes receivable or, in some cases, over-collateralization and cash reserve accounts. Typically, we receive cash at inception of the term securitization transaction for the amount of notes issued less fees and monies held in reserve and we receive cash during the life of the transaction in amounts reflecting the excess spread of interest received on the related vacation ownership notes receivable less the interest payable on the ABS securities, less administrative fees and amounts from related vacation ownership notes receivable that default. As of November 3, 2022, we have completed two term securitization transactions in 2022 resulting in net proceeds of $621 million.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2022, and as of September 30, 2022, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $8 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur at least once per year. Our Warehouse Credit Facility, as amended during the third quarter of 2022, provides for up to $425 million of aggregate borrowings through July 28, 2024.
As of September 30, 2022, $142 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit and acquisitions and expires on March 31, 2027. At September 30, 2022, $230 million of debt principal was outstanding on our Revolving Corporate Credit Facility, the proceeds of which were used to repay the 2022 Convertible Notes which matured on September 15, 2022, and $1 million of letters of credit were outstanding. See Footnote 13 “Debt” to our Financial Statements for more information on interest rates pertaining to this facility.

Issuance of Senior Notes and Convertible Debt
Our ability to access the public debt markets through the issuance of senior notes and convertible debt remained strong during the COVID-19 pandemic. We accessed the public debt markets every year between 2017 and 2021, including a $500 million senior note issuance during the height of the COVID-19 pandemic in May 2020.
Uses of Cash
We minimize our working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to owners’ associations and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of repayment by owners of vacation ownership notes receivable, the closing or recording of sales contracts for vacation ownership products, financing propensity, and cash outlays for inventory acquisitions and development.

Cash and cash equivalents on hand at September 30, 2022 totaled $294 million, a decrease of $48 million from December 31, 2021, primarily reflecting the repurchase of common stock of $528 million, payment of dividends of $75 million and repayments of securitized debt in excess of new borrowings of $46 million, capital expenditures for property and equipment (excluding inventory) of $36 million, $13 million related to debt issuance costs and payments on finance leases, and $23 million for payment of withholding taxes on vesting of restricted stock units offset by $380 million associated with net cash and cash equivalents provided by operating activities, and investing cash inflow related to the disposition of subsidiaries of $94 million.
Operations
In addition to net income or loss and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less Than (In Excess of) Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021
Inventory spending	$(108)	$(101)
Purchase of vacation ownership units for future transfer to inventory	(12)	(99)
Cost of sales	183	159
Inventory spending less than (in excess of) cost of sales	$63	$(41)
While we have significant excess inventory on hand, we will continue to selectively pursue growth opportunities by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership deal structures may consist of the development of new inventory, or the conversion of previously built units by third parties, just prior to sale. In addition, we may develop inventory in key markets where opportunities generate acceptable risk adjusted returns.
Through our existing vacation ownership interest repurchase program, we proactively acquire previously sold vacation ownership interests from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons, by repurchasing inventory, we expect to be able to help stabilize the future cost of vacation ownership products.
Our spending for real estate inventory in the first three quarters of 2022 was lower than cost of sales and was primarily related to our vacation ownership interest repurchase program. We acquired a higher amount of previously sold vacation ownership interests in the first three quarters of 2022 due to the reinstatement of our vacation ownership interest repurchase programs that were suspended as part of the cash preservation measures implemented in response to the COVID-19 pandemic. We expect inventory spending to be less than cost of sales for the last quarter of 2022. During the third quarter of 2022, we also amended the terms of a capital efficient inventory arrangement, under which a third party will develop the Waikiki property that we are committed to purchase and agree to resell it to us over time commencing in 2024. See Footnote 16 “Variable Interest Entities” to our Financial Statements for more information.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021
Vacation ownership notes receivable collections — non-securitized	$91	$137
Vacation ownership notes receivable collections — securitized	378	395
Vacation ownership notes receivable originations	(728)	(545)
Vacation ownership notes receivable collections less than originations	$(259)	$(13)
The increase in sales of vacation ownership products subsequent to the COVID-19 pandemic combined with an increase in financing propensity (54% in the first three quarters of 2022 compared to 53% in the three quarters of 2021) outpaced collections of vacation ownership notes receivable.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the first three quarters of 2022	3,852,726	528	137.16
As of September 30, 2022	21,534,121	$1,946	$90.37
See Footnote 14 “Shareholders' Equity” to our Financial Statements for further information related to our current share repurchase program, including the additional share repurchase authorization and extension approved by our Board of Directors during the first three quarters of 2022.
Dividends
We distributed cash dividends to holders of our common stock during the first three quarters of 2022 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2021	December 23, 2021	January 6, 2022	$0.54
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
May 12, 2022	May 26, 2022	June 9, 2022	$0.62
We declared cash dividends to holders of our common stock during the third quarter of 2022, and distributed such cash dividends subsequent to the end of the third quarter of 2022 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
September 8, 2022	September 22, 2022	October 6, 2022	$0.62
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

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of September 30, 2022:

		Payments Due by Period
($ in millions)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Contractual Obligations
Debt obligations(1)	$3,173	$40	$109	$110	$1,125	$627	$1,162
Securitized debt(1)(2)	2,103	57	228	228	331	208	1,051
Purchase obligations(3)	421	52	63	143	105	58	—
Operating lease obligations(4)	121	6	25	21	19	18	32
Finance lease obligations(4)	281	2	7	5	4	4	259
Other long-term obligations(5)	14	3	3	4	2	1	1
	$6,113	$160	$435	$511	$1,586	$916	$2,505
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
(4)Includes interest.
(5)Primarily relates to future guaranteed purchases of rental inventory of $7 million and our commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees, of $2 million.
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
The following tables present consolidating financial information as of September 30, 2022 and December 31, 2021, and for the nine months ended September 30, 2022 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVW, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of September 30, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$66	$81	$147	$—	$294
Restricted cash	—	25	93	131	—	249
Accounts receivable, net	4	113	92	63	(24)	248
Vacation ownership notes receivable, net	—	135	274	1,733	—	2,142
Inventory	—	193	389	86	—	668
Property and equipment	—	195	667	274	—	1,136
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	895	29	—	924
Investments in subsidiaries	3,168	4,188	—	—	(7,356)	—
Other	68	99	211	113	(32)	459
Total assets	$3,240	$5,014	$5,819	$2,576	$(7,412)	$9,237

Accounts payable	$44	$37	$73	$67	$—	$221
Advance deposits	—	75	84	19	—	178
Accrued liabilities	5	86	169	108	(26)	342
Deferred revenue	—	10	182	160	(6)	346
Payroll and benefits liability	—	156	69	23	—	248
Deferred compensation liability	—	103	26	1	—	130
Securitized debt, net	—	—	—	1,830	(21)	1,809
Debt, net	564	2,098	76	11	—	2,749
Other	1	1	179	31	—	212
Deferred taxes	—	67	310	—	(3)	374
MVW shareholders' equity	2,626	2,381	4,651	324	(7,356)	2,626
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,240	$5,014	$5,819	$2,576	$(7,412)	$9,237

	As of December 31, 2021
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$126	$77	$139	$—	$342
Restricted cash	—	18	94	349	—	461
Accounts receivable, net	14	49	172	119	(75)	279
Vacation ownership notes receivable, net	—	127	203	1,715	—	2,045
Inventory	—	244	381	94	—	719
Property and equipment	—	200	644	292	—	1,136
Goodwill	—	—	2,841	309	—	3,150
Intangibles, net	—	—	840	153	—	993
Investments in subsidiaries	3,645	4,371	—	—	(8,016)	—
Other	76	108	211	107	(14)	488
Total assets	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613

Accounts payable	$63	$22	$121	$59	$—	$265
Advance deposits	—	69	70	21	—	160
Accrued liabilities	12	151	145	114	(77)	345
Deferred revenue	—	11	151	291	—	453
Payroll and benefits liability	—	102	72	27	—	201
Deferred compensation liability	—	114	25	3	—	142
Securitized debt, net	—	—	—	1,877	(21)	1,856
Debt, net	684	1,870	76	1	—	2,631
Other	—	19	172	33	—	224
Deferred taxes	—	91	250	—	9	350
MVW shareholders' equity	2,976	2,794	4,381	841	(8,016)	2,976
Noncontrolling interests	—	—	—	10	—	10
Total liabilities and equity	$3,735	$5,243	$5,463	$3,277	$(8,105)	$9,613
Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$613	$2,156	$723	$(24)	$3,468
Expenses	(16)	(781)	(1,680)	(578)	24	(3,031)
Benefit (provision) for income taxes	4	54	(144)	(48)	—	(134)
Equity in net income (loss) of subsidiaries	315	440	—	—	(755)	—
Net income (loss)	303	326	332	97	(755)	303
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$303	$326	$332	$97	$(755)	$303

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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2022 – July 31, 2022	1,061,922	$123.71	1,061,922	$528,092,718
August 1, 2022 – August 31, 2022	238,465	$146.67	238,465	$493,116,920
September 1, 2022 – September 30, 2022	365,003	$135.01	365,003	$443,838,902
Total	1,665,390	$129.47	1,665,390	$443,838,902
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
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
2.2	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture between Marriott Vacations Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 25, 2017		10-Q	4.1	11/2/2017
4.3	Form of 1.50% Convertible Senior Note due 2022 (included as Exhibit A to Exhibit 4.2 above)		10-Q	4.1	11/2/2017
4.4	Joinder Agreement to Registration Rights Agreement, dated as of September 1, 2018, by and among ILG, LLC, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the initial purchasers		8-K	4.8	9/5/2018
4.5	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.6	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.7	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.8	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.2	10/1/2019
4.9	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.10	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.11	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.10)		8-K	4.1	5/15/2020
4.12	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.13	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.12 above)		8-K	4.1	2/3/2021
4.14	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.15	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.14 above)		8-K	4.2	6/22/2021
4.16	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Marketing Track Amendment, dated as of May 19, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation.		10-Q	10.3	8/9/2022
10.2	Marriott Vacations Worldwide Corporation Deferred Compensation Plan Revised July 29, 2022**		10-Q	10.4	8/9/2022
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	03/1/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	November 4, 2022	/s/ Stephen P. Weisz
Stephen P. Weisz
Chief Executive Officer

/s/ Anthony E. Terry
Anthony E. Terry
Executive Vice President and Chief Financial Officer