Form 10-K
period 2022-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2023-02-27
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2022, was $4,614,664,893. There were 37,235,447 shares of common stock outstanding as of February 22, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Throughout this Annual Report on Form 10-K (this “Annual Report”), we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or “the Company.”
In order to make this Annual Report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report. When discussing our properties or markets, we refer to the United States (the “U.S.”), Mexico, Central America, and the Caribbean as “North America.”
Additionally, throughout this Annual Report, we refer to brands that we own, as well as those brands that we license, as our brands. All brand names, trademarks, service marks and trade names cited in this Annual Report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.
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
In early 2020, the World Health Organization declared the coronavirus outbreak a global pandemic (“COVID-19,” “the COVID-19 pandemic,” “the pandemic,” or “the virus”). The COVID-19 pandemic caused significant disruptions in international and U.S. economies and markets, and also had an unprecedented impact on the travel and hospitality industries, as well as our business and results of operations. Although COVID-19’s negative impact on our business significantly decreased during 2022, the ongoing impact is uncertain and our financial results may not be indicative of long-term future performance.
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. The Financial Statements in this Annual Report for fiscal year 2021 include Welk’s results of operations for the last three quarters of 2021, and reflect the financial position of our combined company at December 31, 2021. We refer to the business and brand that we acquired from Welk as “Legacy-Welk.” In addition, as part of the Welk Acquisition, we acquired a short-term license to use the Welk brand in connection with the continued operations of the Welk business through March 31, 2022. We plan to rebrand all Legacy-Welk resorts as Hyatt-branded resorts in 2023.
In 2018, we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” The businesses acquired from ILG that we currently operate as part of our Vacation Ownership business include Vistana Signature Experiences (“Vistana”), which includes vacation ownership products branded as Sheraton or Westin, and Hyatt Vacation Ownership. The businesses acquired from ILG that we currently operate as part of our Exchange & Third-Party Management business include Interval International and Aqua-Aston Hospitality (“Aqua-Aston”). As part of the ILG Acquisition, we also acquired the Vacation Resorts International (“VRI”) and Trading Places International (“TPI”) businesses (together, the “VRI Americas” business). We disposed of VRI Americas during the second quarter of 2022, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale.
By referring to our corporate website, www.marriottvacationsworldwide.com, or any other website, we do not incorporate any such website or its contents in this Annual Report.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
We make forward-looking statements throughout this Annual Report, including in, among others, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations, financial condition and leverage; dividend payments; business strategies, such as our plans to continue to increase our focus on sales of vacation ownership products to first-time buyers and our expectations that we will continue to offer financing incentives; our plans to increase our use of new marketing channels, including digital and social media marketing; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including the expectations that contract sales, resort management, and resort occupancies will continue to remain strong in 2023 and that interest income will increase in 2023; our expectations regarding availability of inventory for Getaways and exchange transactions; indemnification, taxes including relating to treatment of hedges, dilution related to convertible notes, customer satisfaction and our ability to leverage it, our ability to securitize consumer loans, inventory spending; the effects of competition; and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the continuing effects of the COVID-19 pandemic or future health crises, including quarantines or other government-imposed travel or health-related restrictions; the length and severity of the COVID-19 pandemic or future health crises, including short and longer-term impact on consumer confidence and demand for travel, and the pace of recovery following the COVID-19 pandemic or future health crises, or as effective treatments or vaccines against variants of the COVID-19 pandemic or future health crises become widely available; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the COVID-19 pandemic or future health crises, and the ongoing conflict between Russia and Ukraine and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of rising interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and/or enhance health and cleanliness protocols at our resorts due to the COVID-19 pandemic or future health crises; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. You should not put undue reliance on any forward-looking statements in this Annual Report. We do not have any intention or obligation to update forward-looking statements after the date of this Annual Report, except as required by law.
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

PART I
Item 1.        Business
Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental and resort and property management, along with related businesses, products and services. As the first hospitality-branded vacation ownership company, Marriott Vacations Worldwide helped establish the industry and was the first major pure-play independent, public company in the field. Today we are more than a vacation ownership company; we are about vacation experiences. We have been an independent public company since our November 2011 spin-off from Marriott International.
We are a global leader in vacation ownership with some of the most iconic brands in the industry. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand, and have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We have a license to use the St. Regis brand for specified fractional ownership products. In addition, as part of our acquisition of Welk, we plan to rebrand all Legacy-Welk resorts as Hyatt-branded in 2023. Interval International is our high-quality membership brand that serves as the gateway to unparalleled vacation experiences around the world, including access to its affiliated resorts. Our Aqua-Aston business provides management services for resorts, hotels, and other third-party vacation property owners.
Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.

	2022
($ in millions)	Segment Revenue	% of Segment Revenue
Vacation Ownership	$4,342	94%
Exchange & Third-Party Management	291	6%
Total Segment Revenue	$4,633	100%
The Vacation Ownership Industry
The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest” or a “VOI”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways, including a deeded real estate interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. By purchasing a VOI, owners make a commitment to vacation. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). In addition to avoiding the volatility in room rates to which traditional lodging customers are subject, vacation ownership purchasers enjoy accommodations that are, on average, more than twice the size of traditional hotel rooms and typically have more features, such as kitchens and separate living areas. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns, and because they are interested in buying a lifetime of vacations.
Typically, developers sell VOIs for a fixed purchase price that is paid in full at closing or financed with a loan. Many vacation ownership companies provide financing or facilitate access to third-party bank financing for customers. Vacation ownership resorts are often operated by a not-for-profit owners’ association of which owners of the VOIs are members. Most owners’ associations are governed by a board of directors that includes owners and which may include representatives of the developer. Some vacation ownership resorts are held through a trust structure in which a trustee holds title and manages the property. The board of the owners’ association, or trustee, as applicable, typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the developer.
After the initial purchase, most vacation ownership programs require the owner of the VOI to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as housekeeping, landscaping, taxes, insurance, and resort labor, a property management fee payable to the management company for providing management services, and an assessment to fund a capital asset reserve account used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the management company or an affiliated entity), unless a VOI specifies fixed usage dates and a particular unit every year.
The vacation ownership industry has grown through expansion of established vacation ownership developers as well as entrance into the market of well-known lodging and entertainment brands, including Marriott, Sheraton, Hilton, Hyatt, Westin and Disney. The industry’s growth can also be attributed to increased market acceptance of vacation ownership products, stronger consumer protection laws and the evolution of VOIs from a fixed- or floating-week product, which provides the right to use the same property every year, to membership in multi-resort vacation networks, which offer a more flexible vacation experience. These vacation networks often issue their members an annual allotment of points that can be redeemed for stays at affiliated vacation ownership resorts or for alternative vacation experiences available through the program.
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts in which they have purchased an interest for accommodations at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are our subsidiary Interval International, and RCI, LLC, a subsidiary of Travel + Leisure Co. (“RCI”). Interval International’s network includes more than 3,200 affiliated resorts, and RCI’s network includes over 4,200 affiliated resorts, as identified on RCI’s website.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2021, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing more than 200,000 units. According to ARDA, sales in the U.S. market were approximately $8.1 billion in 2021. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.
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
We are also the exclusive licensee for the Sheraton and Westin brands in vacation ownership. Our license agreements for these brands grant us the exclusive right, for the term of the license agreement, to use certain Sheraton and Westin marks and intellectual property in our vacation ownership business, and the right to use the St. Regis brand for specified fractional ownership products. In addition, we are party to a license agreement with Hyatt that grants us the exclusive global use of the Hyatt brand in connection with the Hyatt Vacation Ownership business.
As part of the Welk Acquisition, we acquired a short-term license to use the Welk brand in connection with the continued operations of the Welk business through March 31, 2022. We plan to rebrand all Legacy-Welk resorts as Hyatt-branded resorts in 2023.
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

Business Strategy
Our strategic goal is to strengthen our leadership position in the vacation industry by further enhancing the vacation experience to help our members and owners live their lives to the fullest. Our core strategies are as follows:
Drive profitable revenue growth
We intend to leverage our powerful mix of trusted hospitality brands and membership programs to continue to generate owner and member growth, and to drive growth in vacation ownership sales, by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. We expect to continue to generate growth through our integrated platform that provides exclusive access to the world-class loyalty programs of Marriott International and Hyatt. We will also continue to focus on our approximately 700,000 owner families around the world. We are concentrating on growing our tour flow cost effectively as we seek to grow first-time buyer tours through our strategy that emphasizes new sales locations and new marketing channels, including digital and social media marketing. We also see the use of virtual sales presentations continuing to be a large part of our sales process.
We also plan to grow our recurring revenues which tend to be less capital intensive than sales of VOIs. Our recurring revenues include management of resorts and owners’ associations, financing revenues, and membership, club and other revenues in both our Vacation Ownership and Exchange & Third-Party Management segments. These revenues generally grow as we add new resorts and are more predictable due to the relatively fixed nature of resort operating expenses and, in the case of management and exchange revenues, contractual agreements that typically span many years and are often automatically renewable. Financing revenues are relatively stable as the majority of these revenues generated in any given year come from prior year note originations.
We seek to continuously evolve and expand our core product offerings, as demonstrated by the launch of the Marriott Vacation Club Destinations (“MVCD”) points product in 2010 and Abound by Marriott Vacations program in 2022, and through the integration of the Legacy-Welk and Hyatt businesses. Additionally, we intend to drive revenue growth in part by targeting a wider array of vacationers through new membership programs and products in adjacent market spaces.
Maximize cash flow by selectively pursuing capital efficient vacation ownership deal structures and business models
Through the use of our points-based products, we are able to more closely match inventory investment with sales pace, thereby generating strong cash flows over time. Limiting the amount of completed inventory on hand and pursuing capital efficient vacation ownership inventory arrangements enable us to reduce the maintenance fees that we pay on unsold inventory and improve returns on invested capital and liquidity. In addition, we reacquire previously sold VOIs at lower costs than would be required to develop new inventory, which increases margins on our sales of VOIs. Our business model is designed to deliver steady, consistent cash flow, which is driven in part by our “asset-light” capital efficient framework as we expect to maintain an attractive leverage profile. We believe our access to capital markets and credit facilities will enable us to maintain an attractive leverage profile and level of liquidity that provides financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning excess capital to shareholders.
Enhance digital capabilities and data analytics
A key area of focus for us is the expansion of digital tools to drive more efficient digital marketing and enhance user experience for our owners and members of our exchange and other membership programs. We believe there is much more innovation and growth to come, and we intend to build efficiencies in our cost of service delivery and to facilitate access to our portfolio of brands with new digital tools. We are actively building and enhancing customer facing digital platforms to support existing and future products by enabling customers to transact online across all of our brands with respect to all of our products. In addition, we are focused on using data to facilitate the use of advanced analytics to improve efficiency, enhance customer experiences, improve targeted marketing, and increase profitability.
Focus on the satisfaction of our owners, members, and guests as well as the engagement of our associates
We provide high-quality vacation experiences to our owners, members, and guests around the world and we believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to maintain and improve their satisfaction with our products and services, which drives incremental sales as customers choose to spend more time at our resorts. Because our owners, members, and guests are our most cost-effective vacation ownership sales channels, we intend to continue to leverage our strong customer satisfaction to drive higher margin sales volumes. We seek to continue delivering operational excellence while remaining focused on core customer expectations, which we believe will drive growth and efficiency. As part of the integration of the ILG and Legacy-Welk businesses, the improved customer experience from self-service tools and the streamlining of our business processes through technology, we are able to provide enhanced owner and member experiences.
From our earliest days, we have sought to create an inclusive culture that emphasizes warm and welcoming customer service and authentic care for our associates. We believe these characteristics give meaning to our vision of helping our customers and associates live their lives to the fullest. Our core belief is that developing and retaining top talent will foster an innovative culture and strengthen our leadership pipeline, while enabling business growth. We believe our caring culture unites our associates across a wide range of backgrounds, geographies and experiences. It is this very diversity that make us “Better Together” and that has allowed us to grow and prosper over the years.
Selectively pursue compelling new business opportunities
We are positioned to explore new business opportunities, such as the continued enhancement of our exchange programs, new management affiliations, acquisitions of existing vacation ownership and related businesses, and the creation of new innovative travel-related products that are complementary to our core vacation ownership and exchange company offerings. We intend to selectively pursue these types of opportunities, focusing on those opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and complements our existing culture and competencies.
Competitive Strengths
A leading global vacation ownership and exchange company
We are one of the world’s largest vacation ownership companies, based on number of owners, members, number of resorts and revenues. Since becoming a standalone public company in 2011, our vacation ownership business has nearly doubled in size, from 64 vacation ownership resorts and approximately 420,000 owners to over 120 vacation ownership resorts and approximately 700,000 owner families as of the end of 2022. Our exchange networks and membership programs are comprised of more than 3,200 affiliated resorts and over 1.6 million members, and we also provide management services to over 25 other resorts and lodging properties, as of the end of 2022. We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales, exchange and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners, members, and guests with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain better financing terms from lenders, achieve operational cost savings from our increased scale, and attract talented management and associates. In the exchange arena, Interval International is the high-quality membership brand that serves as the gateway to premium vacation experiences. Our Interval International network includes members and resorts from our Marriott, Westin, Sheraton and Hyatt products, as well as other high quality branded and independent resorts, that can attract developers and owners’ associations to affiliate with the network and provide exchange opportunities for their owners.
The breadth and depth of our operations enable us to offer a variety of products and to continue to evolve our products to address the changing needs and preferences of our existing and future customers. For example, the tapestry of vacation experiences we offer includes not only traditional resort experiences but also urban experiences at our Marriott Vacation Club Pulse locations, which are unique properties that embrace the spirit and culture of their urban locations.
Premier global brands with access to expansive customer bases
We believe that each of our owned or licensed brands - from Marriott Vacation Club to Hyatt Residence Club, from Interval International to Aqua-Aston, from Sheraton Vacation Club to Westin Vacation Club - is a highly respected and widely trusted leader in the travel and hospitality industry. We are creating distinct lanes for our brands to grow within. This careful segmentation is designed to allow each of our brands to reach its full potential, while also giving us diverse paths to growth. Each brand has a unique history and heritage that has enriched our Company immeasurably and that we are building upon to better serve our owners, members, guests, and associates. Through the brands we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to members in the Marriott Bonvoy loyalty program, which includes over 177 million members as of December 31, 2022. Similarly, through our relationship with Hyatt, we benefit from access to members of Hyatt’s award-winning guest loyalty program, the World of Hyatt, which includes approximately 36 million members as of December 31, 2022. We believe our access to guests with an affinity for our brands aids our marketing efforts and significantly enhances our ability to drive future sales, as we predominantly generate VOI sales through brand loyalty-affiliated sales channels. We expect to continue to leverage our exclusive call transfer arrangements, on-site marketing at Marriott and Hyatt branded hotels, and use of certain exclusive marketing rights to increase sales across all of our Marriott-affiliated and Hyatt-affiliated vacation ownership properties, respectively.
Loyal, highly satisfied customers
We have a large, highly satisfied customer base. Owner and member satisfaction is evidenced both by positive historical survey responses, high levels of engagement that we see in the many customer and associate care stories shared on social media sites, and higher than industry average historical resort occupancy for our Vacation Ownership segment. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products, increase in member retention, and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn helps generate higher revenues.
Capital efficient business model providing strong free cash flow and financial flexibility
We believe that our scale, recurring revenue fee streams and enhanced margin profile will enable us to maintain flexibility for continued organic growth, strategic acquisitions, debt repayment, and return of capital to shareholders. Our total revenue excluding cost reimbursements derived from sources other than the sale of VOIs has increased and is expected to continue to increase. Our Exchange & Third-Party Management businesses also create ample opportunities to realize recurring higher-margin, fee-based revenue streams with modest required capital expenditures, which we believe will enhance our margins and free cash flow generation over time.
We were also among the first of the major hospitality brands to move from a fixed-week, fixed-unit operating model to a points-based system. This critical transition responded directly to consumer demand for greater flexibility and allowed us to tap into the broader membership opportunity afforded by the industry’s exchange businesses. Our points-based vacation ownership products allow us to utilize capital efficient structures and maintain long-term sales locations without the need to construct additional units at each location. We are able to better manage our inventory needs, while achieving top line growth without a need to significantly increase inventory investments. Our disciplined inventory approach and use of capital efficient vacation ownership transaction structures, including working with third parties that develop new inventory or convert previously built units that are sold to us close to when such inventory is needed to support sales, is expected to support strong and stable free cash flow generation.
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. The story of Marriott Vacations Worldwide is one of growth driven by innovation and exceptional vitality. Since our early days, we have sought to create a culture that emphasizes authentic care for associates. Stephen P. Weisz, who served as our President from 1996 until 2021 and as our Chief Executive Officer since our spin-off from Marriott International in 2011, retired on December 31, 2022 after a combined 50 years with Marriott International and Marriott Vacations Worldwide. As of January 1, 2023, our seasoned management team is led by John E. Geller, Jr., President and Chief Executive Officer. Mr. Geller has served as our President since 2021, and served as our Chief Financial Officer from our spin-off from Marriott International in 2011 until 2021. William J. Shaw, the Chairman of our Board of Directors, is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our ten executive officers as of January 1, 2023 have an average of approximately 26 years of total combined experience at Marriott Vacations Worldwide, our subsidiary companies, and Marriott International. We believe our management team’s extensive public company and vacation ownership and hospitality industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management team’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.
Engaged associates delivering high levels of customer service driving repeat customers
We believe that our associates provide superior customer service and this dedication to serving the customer enhances our competitive position. A significant portion of our vacation ownership contract sales are historically to existing owners, which enables them to enjoy longer stays and have greater flexibility in their vacation choices. Sales to existing owners typically have significantly lower sales and marketing costs than sales to new owners. We leverage high levels of associate engagement and a strong corporate culture to deliver positive customer experiences in sales, marketing, exchange, management, and resort operations.

We use an external third-party service provider to regularly survey our associates for feedback. We use the results of our annual engagement surveys to improve the associate experience and to further develop a caring culture that contributes to the long tenure of associates at both leadership and operational levels.
In 2022, we were recognized as a Kincentric Best Employer globally as part of Kincentric’s robust assessment that measures associate engagement and identifies organizations that have implemented people practices that drive better business results. As part of the Kincentric Best Employers 2022 assessment, we conducted an associate survey that achieved a 91% response rate, which demonstrated a strong level of overall associate engagement. The survey identified several areas of strength, including inclusion and diversity, department/team leadership, and sustainability (modeling socially and environmentally responsible efforts). We believe that our distinction as a Kincentric Best Employer and our identified strengths demonstrate the incredible care we have for each other and for the associate experience, leading to recognition by current and potential future associates as an employer of choice.
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
As of December 31, 2022, our Vacation Ownership segment had over 120 resorts and approximately 700,000 owner families. The Vacation Ownership segment represented 93% of our consolidated revenue for 2022.

($ in millions)	2022 Vacation Ownership Segment Revenues
Sale of vacation ownership products	$1,618
Resort management and other services	534
Rental	509
Financing	293
Cost reimbursements	1,388
TOTAL REVENUES	$4,342
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
Sheraton Vacation Club provides enriching and unexpected vacation experiences in fun family destinations like Florida, South Carolina and Colorado, with activities that emphasize building and strengthening relationships. This collection of vacation ownership resorts builds on an iconic legacy of trusted hospitality, and brings to life a warm, energetic haven for families to gather and nurture their most precious relationships by allowing owners and guests to relax, play and experience what the world has to offer. Sheraton Vacation Club upper upscale vacation ownership resorts are part of the Vistana Signature Network (“VSN”).

Westin Vacation Club is a collection of vacation ownership resorts located in some of the most sought-after destinations and designed with living well in mind. From the world-renowned Heavenly Bed to an energizing WestinWORKOUT and revitalizing experiences, every element of a vacation stay is created to leave owners and guests feeling better than when they arrived. Westin Vacation Club upper upscale vacation ownership resorts are part of VSN.
Grand Residences by Marriott provides vacation ownership through fractional real estate and whole ownership offerings. Grand Residences by Marriott is dedicated to providing carefree property ownership. The accommodations for this brand are similar to those we offer under the Marriott Vacation Club brand, but the duration of the VOI is longer, ranging between three and thirteen weeks.
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
Hyatt Residence Club is a collection of vacation ownership resorts with a diverse portfolio of boutique upper upscale residential-style retreats. Set in unique destinations from Maui, Carmel and Aspen to Sedona, San Antonio and Key West, Hyatt Residence Club resorts deliver genuine Hyatt care. In addition, as part of the Welk Acquisition, we plan to rebrand all Legacy-Welk resorts as Hyatt-branded resorts in 2023. The Legacy-Welk resorts are located in highly desirable vacation destinations, including California, Colorado, Missouri, New Mexico and Cabo San Lucas, Mexico, and feature unique sets of amenities and special touches that are designed to make the vacation experience even more meaningful.
Products and Services
Points-Based Vacation Ownership Products
We sell the majority of our products through points-based ownership programs, including Marriott Vacation Club Destinations, Sheraton Flex, Westin Flex, Westin Aventuras, the Hyatt Residence Club Portfolio Program, and the Hyatt Vacation Club Platinum Program. Our points-based systems and exchange networks enable owners and members to access a large variety of different vacation experiences. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to exchange their points for a wide variety of innovative vacation experiences, which may include cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Owners who are members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program. In addition to points-based ownership programs that allow owners to access multiple destinations within a single program, we offer points programs at certain resorts, such as in St. John and Hawaii, that allow owners to access that particular single site using points in a similar use fashion to the other points-based products.

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
Weeks-Based Vacation Ownership Products
We continue to sell Marriott-, Westin-, Sheraton- and Hyatt-branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our existing points-based programs. Our products include multi-week VOIs in specific Grand Residences by Marriott, St. Regis Residence Club, The Luxury Collection Residence Club, and The Ritz-Carlton Destination Club resorts. Our weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell VOIs as a contractual right-to-use product subject to a finite term in Asia Pacific and Europe.
Global Exchange Opportunities
Most of our vacation ownership products, including our Marriott-, Sheraton-, Westin-, and Hyatt-branded products, are affiliated with the Interval International network, the high-quality membership brand that serves as the gateway to premium vacation experiences.
We offer our existing Marriott Vacation Club owners who hold weeks-based products the opportunity to participate, on a voluntary basis, in MVCD, an exchange program through which many of MVCD’s vacation experiences are offered. All existing owners, whether or not they elect to participate in the MVCD exchange program, retain their existing rights and privileges of vacation ownership. Owners who elect to participate in the exchange program receive the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual club dues. As of December 31, 2022, approximately 176,000 weeks-based owners have enrolled approximately 275,000 weeks in MVCD’s exchange program, with approximately 247,000 total owners able to use points.
VSN provides Westin Vacation Club and Sheraton Vacation Club owners access to its affiliated resorts as well as the opportunity to exchange their points through the Marriott Bonvoy program to Marriott resorts, through the Interval International network, or for a cruise. Based on the point value of the home resort interest owned, customers can choose other VSN affiliated resorts, the type of villa, the date of travel and the length of stay. VSN members have a priority period in which they have exclusive reservation rights for the related resort or points program without competition from other network members. During this home resort period, they can reserve occupancy based on the season and unit type purchased. As of December 31, 2022, VSN included more than 185,000 members.
In August 2022, we launched Abound by Marriott Vacations, a new owner benefit and exchange program which affiliates the Marriott, Sheraton and Westin vacation ownership brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott-, Sheraton- and Westin-branded VOIs can access over 90 resorts under the Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club brands using a common currency. The program also harmonizes fee structures and owner benefit levels and allows us to transition most of our Legacy-ILG sales galleries to sell our Marriott Vacation Club Destinations product, which includes certain Sheraton- and Westin-branded VOIs.
Hyatt Residence Club provides its owners internal exchange rights among Hyatt Residence Club resorts as well as the opportunity to trade their club points for World of Hyatt points which may be redeemed at participating Hyatt branded properties and the ability to exchange their points through the Interval International network. Owners will receive Hyatt Residence Club points if they have not reserved at their home resort or through its points program during their allotted preference period or if they elect to convert to points earlier. As of December 31, 2022, this points-based membership exchange system served more than 28,000 owners.
Hyatt Vacation Club provides its owners exchange rights through Interval International. Eligible members may also redeem their club points for World of Hyatt points, which may be redeemed at participating Hyatt-branded properties.

Sources of Revenue
We generate most of our revenues from four primary sources: (1) selling vacation ownership products; (2) managing vacation ownership resorts, clubs, and owners’ associations; (3) financing consumer purchases of vacation ownership products; and (4) renting vacation ownership inventory.
Sale of Vacation Ownership Products
Our principal source of revenue is the sale of VOIs.
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
Financing
We earn interest income on loans that we provide to purchasers of our VOIs, as well as loan servicing and other fees. We offer financing to qualified customers for the purchase of most types of our vacation ownership products.
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
Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our VOIs are currently marketed for sale throughout the United States and in over 30 countries and territories around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2022, over 90% of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando and our network of third-party brokers in Latin America and Europe. We have more than 90 global sales locations focused on the sale of VOIs. We utilize a number of marketing channels to attract qualified customers to our sales locations, including digital and social media marketing.
We solicit our existing owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Palm Springs, California. In 2022, approximately 70% of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours through our strategy that emphasizes adding new sales locations and new marketing channels, including digital and social media marketing.
We also market to existing Marriott and Hyatt customer loyalty program members and travelers who are staying in locations where we have resorts that are affiliated with those brands. We market extensively to guests in Marriott International or Hyatt hotels that are located near one of our sales locations. We also market through call transfer arrangements with Marriott International pursuant to which callers to certain of its reservation centers are asked if they would like to be transferred to one of our representatives who can tell them about our products. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities is focused on prospects in the Marriott and Hyatt customer loyalty program databases and our in-house databases of qualified prospects. We offer guests who do not buy a VOI during their initial tour the opportunity to purchase a return package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor.
One of our key areas of focus is expanding our use of social media and digital marketing channels. We are focused on building stronger brand reputation associations via social media audience growth and data driven content marketing.

Our sales tours are designed to provide our guests with an overview of our company and our products, as well as a customized presentation to explain how our products and services can meet their vacationing needs. From a single week at a fixed location to today’s abundance of getaway options, the range of vacation experiences we offer has undergone a remarkable metamorphosis. The vacation experience we provide today isn’t just about a visit to a resort. It can be a bicycle tour, a culinary journey, an adventure cruise, or a once-in-a-lifetime trip to a major sporting event. That’s why our sales force is highly trained in a consultative sales approach designed to enable us to meet customers’ needs on an individual basis. We hire our sales executives based on stringent selection criteria. After they are hired, they spend a minimum of four weeks in product and sales training before interacting with any customers. We manage our sales executives’ consistency of presentation and professionalism using a variety of sales tools and technology and through a post-presentation survey of our guests that measures many aspects of each guest’s interaction with us.
We believe consumers place a great deal of trust in the Marriott, Westin, Sheraton, Ritz-Carlton and Hyatt brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com, www.ritzcarlton.com and www.hyatt.com websites. Our proprietary sites include www.marriottvacationsworldwide.com, www.marriottvacationclub.com, www.ritzcarltonclub.com, www.vistana.com, www.theresidenceclub.com, www.hyattvacationclub.com, and www.hyattresidenceclub.com.
Inventory and Development Activities
We secure inventory by developing or acquiring inventory at resorts in strategic markets, reacquiring previously sold inventory in the secondary market, reacquiring inventory as a result of owner loan or maintenance fee defaults, or building additional phases at our existing resorts. We proactively buy back previously sold VOIs under our repurchase programs at lower costs than would be required to develop new inventory. Efficient use of our capital is also achieved through our points-based business model, which allows us to supply many sales locations with new inventory sourced from a small number of resort locations.
We intend to continue to selectively pursue growth opportunities primarily in North America by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations in ways that optimize the timing of our capital investments. These capital efficient vacation ownership transaction structures may include working with third parties to develop new inventory or to convert previously built units to be sold to us close to when we need such inventory.
Approximately 20% of our Vacation Ownership segment resorts are co-located with same-branded or affiliated hotel properties. Co-location of our resorts with same-branded or affiliated hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.
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
Owners generally can offer their VOIs for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. However, owners who purchase VOIs on the secondary market typically do not receive all of the benefits that owners who purchase products directly from us receive. When an owner purchases a VOI directly from us or a resale on the secondary market, the owner receives certain entitlements that are tied to the underlying VOI, such as the right to reserve a resort unit that underlies their VOI in order to occupy that unit or exchange its use for use of a unit at another resort through an external exchange service provider, as well as benefits that are incidental to the purchase of the VOI. However, the purchaser on the secondary market may not be entitled to receive certain ancillary benefits such as full access to our internal exchange programs or the right to trade their usage rights for customer loyalty program points. Additionally, many of our VOIs provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal when it is advantageous for us to do so, whether due to pricing, desire for the particular inventory, or other factors. All owners, whether they purchase directly from us or on the secondary market, are responsible for the annual maintenance fees, property taxes and any assessments that are levied by the relevant owners’ association, as well as any exchange service membership dues or service fees.

Management Activities
We enter into a management agreement with the owners’ association or other governing body at our resorts and, when a trust holds interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, which are principally payroll-related costs at the locations where we employ the associates providing on-site services, and costs associated with property refurbishments. Cost reimbursements consist of actual expenses with no added margin.
The terms of our management agreements generally range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. When our management agreement for a branded resort is not renewed or is terminated, the resort loses the ability to use the brand and trademarks. The owners at such resorts also lose their ability to trade their vacation ownership usage rights for customer loyalty program points and to access other resorts through one of our internal exchange programs.
The Ritz-Carlton Hotel Company manages the on-site operations for The Ritz-Carlton Destination Club and The Ritz-Carlton Residences properties in our portfolio under separate management agreements with us. We provide owners’ association governance and vacation ownership program management services for The Ritz-Carlton Destination Club and co-located The Ritz-Carlton Residences properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and The Ritz-Carlton Hotel Company typically split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton brand and trademarks. The owners at such resorts also lose their ability to access other usage benefits, such as the ability to exchange occupancy for customer loyalty program points, access to accommodations at other The Ritz-Carlton Destination Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.
Each management agreement requires the owners’ association, trust association or other governing body to provide sufficient funds to pay for the vacation ownership program and operating costs. To satisfy this requirement, owners of VOIs pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs of operating and maintaining the resorts or interests in the timeshare plan in which they hold a VOI, including management fees and expenses, taxes (in some locations), insurance, and other related costs, and the costs of providing program services (such as reservation services). This fee includes a management fee payable to us for providing management services as well as an assessment for funds to be deposited into a capital asset reserve fund and used to renovate, refurbish and replace furnishings, common areas and other resort assets (such as parking lots or roofs) as needed over time. As the owner of completed but unsold vacation ownership inventory, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions applicable to such resorts and programs. We may enter into subsidy agreements with the owners’ associations under which we agree to pay costs that otherwise would be covered by annual maintenance fees associated with VOIs or units that have not yet been built or committed to a timeshare plan.
If an owner defaults in payment of maintenance fees or other assessments, the owners’ association typically has the right to foreclose on or revoke the defaulting owner’s VOI. We have arrangements with several owners’ associations to assist in reselling foreclosed or revoked VOIs in exchange for a fee, or to reacquire such foreclosed or revoked VOIs from the owners’ associations.

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
In 2022, our financing propensity was 54% and the average loan originated by us for vacation ownership products totaled approximately $28,400, which represented 77% of the average purchase price. For financing on the majority of our VOIs, we require a minimum down payment of 10% of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. purchasers. The average interest rate for originated loans in 2022 was 13.4% and the average term was 12 years. Interest rates are fixed and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for an owner who received a loan in 2022 was $511. We do not impose any prepayment penalties.
In our vacation ownership business, in many of our markets, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2022, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 734; 71% had a credit score of over 700, 89% had a credit score of over 650 and 97% had a credit score of over 600.
We use other information to determine minimum down payments and interest rates applicable to loans made to purchasers who do not have a credit score or who do not reside within the United States, such as regional historical default rates and currency fluctuation risk.
In the event of a default, we generally have the right to foreclose on or revoke the defaulting owner’s VOI. We typically resell interests that we reacquire through foreclosure or revocation or place such interests into one of our points-based programs.
We securitize the majority of the consumer loans we originate in support of our vacation ownership business. Historically, we have sold these loans to institutional investors in the asset-backed securities (“ABS”) market on a non-recourse basis. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and a significant portion of the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. During 2022, we completed two securitization transactions, which are discussed in detail in Footnote 15 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least once per year. Since 2000, we have issued approximately $8.1 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

Our Resorts
As of December 31, 2022, our vacation ownership portfolio consisted of over 120 properties with over 22,000 vacation ownership villas, also referred to as units, and over 31,000 keys in the following locations. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key.
Vacation Ownership
Mainland U.S. and Hawaii

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Arizona	5	1,189	Missouri	2	479	Texas	1	195
California	20	6,268	Nevada	2	1,172	Utah	2	634
Colorado	14	1,036	New Jersey	1	180	Virginia	1	276
Florida	23	7,989	New Mexico	1	16	Washington, D.C.	1	71
Hawaii	12	4,768	New York	2	228
Massachusetts	1	84	South Carolina	10	1,864
Caribbean and Mexico

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Aruba	2	1,211	Puerto Rico	1	164	Mexico	4	1,281
Bahamas	1	392	U.S. Virgin Islands	3	512
Costa Rica	1	48	West Indies	1	88
Europe and Asia Pacific

	# of Resorts	# of Keys		# of Resorts	# of Keys
France	1	202	Indonesia	2	161
Spain	3	715	Thailand	3	332
United Kingdom	1	49	Australia	1	88
Brands

	# of Resorts	# of Keys
Marriott Vacation Club	63	18,913
Sheraton Vacation Club	9	4,375
Westin Vacation Club	12	4,308
Grand Residences by Marriott	2	381
The Ritz-Carlton Club	5	259
St. Regis Residence Club and The Luxury Collection	3	82
Hyatt Residence Club and Legacy-Welk	24	2,836
Other	4	538
	122	31,692
Hotels

Location
Sheraton Kauai Resort	Kauai, HI
The Westin Resort & Spa, Cancun	Cancun, Mexico
Hyatt Highlands Inn	Carmel, CA
The Branson Hillside Hotel	Branson, MO

EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment includes exchange networks and membership programs comprised of more than 3,200 affiliated resorts in over 90 countries and territories and over 1.6 million members, as well as provision of management services to over 25 other resorts and lodging properties. We provide these services through our Interval International and Aqua-Aston businesses. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, owners’ association management, and other related products and services. VRI Americas was part of the Exchange & Third-Party Management segment through the date of sale in April 2022. The Exchange & Third-Party Management segment represented 6% of our consolidated revenue for 2022.

($ in millions)	2022 Exchange & Third-Party Management Segment Revenues
Management and exchange	$226
Rental	42
Cost reimbursements	23
TOTAL REVENUES	$291
Exchange Networks and Membership Programs
Interval International
Interval International is a membership-based exchange program which also provides a comprehensive package of value-added products and services to members and developers. Generally, individuals are enrolled by resort developers in connection with their purchase of VOIs from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a VOI through resale or an owners’ association at a resort that participates in the Interval International network. Interval International has established multi-year relationships with resort developers, including leading independent developers and our branded vacation ownership programs, under exclusive affiliation agreements, which typically provide for continued resort participation following the agreement’s term.
Our traditional Interval International network members have the option, after their initial membership period ends, to renew their memberships for terms ranging from one to five years and by paying membership fees directly to us. Alternatively, some resort developers incorporate the Interval International network membership fee into certain annual fees they charge to owners of VOIs at their resorts or vacation ownership clubs. As a result, membership in the Interval International network and, where applicable, the Interval Gold, Club Interval, or Interval Platinum program (as described below), for these corporate members is automatically renewed through the period of their resort’s or club’s participation in the Interval International network. As of December 31, 2022, approximately 45% of total Interval International network members were traditional members and approximately 55% were corporate members.
Interval International recognizes certain of its eligible Interval International network resorts as either a “Select Resort,” a “Select Boutique Resort,” a “Premier Resort,” a “Premier Boutique Resort,” an “Elite Resort” or an “Elite Boutique Resort” based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort-specific factors. Over 40% of Interval International network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2022.
Products and Services
Exchange
Members are offered the ability to exchange usage rights in their VOI for accommodations which are generally of comparable trading value to those relinquished, based on factors including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy.
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

Interval Gold and Interval Platinum
Interval International network members may take advantage of one of our two enhanced membership tiers, Interval Gold or Interval Platinum, each of which provides value-added benefits and services for an additional fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their VOIs towards the purchase of various travel products, including hotel, cruise, golf and spa vacations. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their VOIs or by upgrading their membership directly.
Club Interval
This product gives owners of fixed or floating week VOIs the opportunity to use their resort week as points within the Interval International network. Club Interval members also receive all of the benefits of Interval Gold and can upgrade to Interval Platinum.
Non-Exchange Products
Interval International’s subsidiary, Worldwide Vacation & Travel, offers two programs, Leisure Time Passport and Dream Vacation Week. Leisure Time Passport is a travel membership program which provides members with a variety of travel and leisure benefits, including savings on resort accommodations, hotel stays, cruise vacations and more. The Leisure Time Passport membership program is used by resort developers as a trial membership program for potential purchasers of vacation ownership products as well as by non-developer clients, as an addition to their own products, which provides ongoing value and customer engagement. Dream Vacation Week is a certificate program which provides the recipient with access to book discounted resort accommodations and is used as a marketing premium, sales incentive, or enhancement to an existing program.
Sales and Marketing Support for Interval International Network Resorts
Resort developers promote membership in our exchange programs and related value-added services as an important benefit of owning a VOI. We offer developers a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales-office displays, resort directories and Interval HD, an online video channel featuring resort and destination overviews.
Operational Support for Interval International Network Resorts
Interval International also makes available a comprehensive array of back-office servicing solutions to resort developers and resorts. For example, for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or owners’ associations. In addition, through consulting arrangements, we assist resort developers in the design of tailored vacation programs for owners of VOIs.
Business Development
Our exchange businesses maintain corporate and consumer business development departments that are responsible for affiliating new resorts, resort developers, and other businesses with Interval International and implementing marketing strategies. We also develop materials to promote membership participation, exchange opportunities and other value-added services to existing members, as well as for the Interval International business to secure new relationships with resort developers, owners’ associations and resorts, to obtain and retain members, and with other affinity partners, to provide value added travel benefits to their customers.
Our consumer marketing efforts revolve around the deepening of new and existing customer relationships and increasing engagement and loyalty of members through a number of channels, including digital distribution utilizing social media channels, to inspire vacations, share stories and promote the vacation ownership lifestyle, as well as direct mail and telemarketing.
Interval International also markets products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. Our sales and services personnel proactively seek to establish strong relationships with developers and owners’ associations, providing input on consumer preferences and industry trends based upon years of experience. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers, owners’ associations, management companies and owners of VOIs. In addition, we sponsor, participate in and attend numerous industry conferences around the world to provide potential and existing industry participants opportunities to network and learn more about vacation ownership.

Third-Party Management
We provide management services for resorts, hotels, and other third-party vacation property owners through our Aqua-Aston business. Our services may include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets, owners’ association administration, quality assurance and employee training. As of December 31, 2022, we provided third-party management services to over 25 resorts and lodging properties.
Our Aqua-Aston business provides management and rental services for condominium owners, hotel owners, and owners’ associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties, generally pursuant to short‑term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel, condominium resort, or owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided internally or through third-party providers to owners, including reservation, sales and marketing, property accounting and information technology services.
The success and continued growth of the Aqua-Aston business, which is concentrated in Hawaii, depends largely on our ability to source vacationers interested in booking vacation properties made available through our rental services. Our in-market sales and marketing team utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua‑Aston. We utilize many channels of distribution, including traditional wholesale through tour operators and travel partners, online travel agencies and global distribution systems. In addition, Aqua‑Aston focuses on driving direct business through brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups. We offer a variety of leisure accommodations to visitors from around the world through various consumer websites, including www.aquaaston.com, www.aquaresorts.com, www.mauicondo.com, and others.
Disposition of VRI Americas
On April 29, 2022, we disposed of the VRI Americas business after determining that this business was not a core component of our future growth strategy and operating model. VRI Americas was a component of our Exchange and Third-Party Management segment through the date of the sale. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information regarding this disposition.
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
Refer to Liquidity within Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the seasonality of our cash flow.

Competition
Competition in the vacation ownership industry is driven primarily by the quality, number and location of vacation ownership resorts, the quality and capability of the related property management program, trust in the brand, pricing of product offerings, cost of ownership (e.g., ongoing maintenance and other fees) and the availability of program benefits, such as exchange programs and access to affiliated hotel networks. We believe that our focus on offering distinctive vacation experiences, combined with our financial strength, well-established and diverse market presence, strong brands, expertise and well-managed and maintained properties, will enable us to remain competitive. Vacation ownership is a vacation option that is positioned and sold as an attractive alternative to vacation rentals (such as hotels, resorts and condominium rentals) and second home ownership. The various segments within the vacation ownership industry can be differentiated by the quality level of the accommodations, range of services and ancillary offerings, and price. Our brands operate in the upper upscale and luxury tiers of the vacation ownership segment of the industry and the upper upscale and luxury tiers of the whole ownership segment (also referred to as the residential segment) of the industry.
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
Our Interval International exchange business principally competes for developer and consumer market share with Travel + Leisure Co.’s subsidiary, RCI. This business also faces increasing competition from points‑based vacation clubs and large resort developers, which operate their own internal exchange systems to facilitate exchanges for owners of VOIs at their resorts as they increase in size and scope. Increased consolidation in the industry enhances this competition. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.
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
Regulation
Our business is heavily regulated and compliance with regulations has a significant impact on our results of operations. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. We have proactively worked with industry trade associations, including ARDA, to encourage the enactment of responsible consumer-protection legislation and state regulation that enhances the reputation and respectability of the overall vacation ownership industry. We believe that, over time, our vacation ownership products and services helped improve the public perception of the vacation ownership industry.
Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, Americans with Disabilities Act, data protection and security, anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau (the “CFPB”), the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Other laws, regulations and policies primarily affect one of five areas of our business: real estate development activities; marketing and sales activities; lending activities; resort management activities; and exchange and travel activities.
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
Marketing and Sales Regulation
Our marketing and sales activities are closely regulated pursuant to laws and regulations enacted specifically for the vacation ownership and land sales industries, as well as a wide variety of laws and regulations that govern our marketing and sales activities in the jurisdictions in which we carry out such activities. These laws and regulations include the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (the “FTC”) and state “Little FTC Acts” and other laws and regulations governing unfair, deceptive or abusive acts or practices, including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance, travel insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, and other consumer protection laws.
Many jurisdictions, including in the United States, Asia Pacific and Europe, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the VOIs and other real estate interests we market and sell, such as information concerning the interests being offered, any projects, resorts or programs to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes jurisdictions in which our clubs and resorts operate, such as the European Union, Singapore and Mexico, among others. Among other things, the European and Singaporean regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format or language) to purchasers; (2) require a specified “cooling off” rescission period after a purchase contract is signed; and (3) prohibit any advance payments during the “cooling off” rescission period.
We must obtain the approval of numerous governmental authorities for our marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. Currently, we are permitted to market and sell vacation ownership products in all 50 states and the District of Columbia in the United States and numerous countries in North and South America, the Caribbean, Europe, Asia and the Middle East. Our Marriott Vacation Club Destinations, Australia points-based program is subject to regulation as a “managed investment scheme” by the Australian Securities & Investments Commission. In some countries, our vacation ownership products are marketed by third-party brokers.
Laws in many jurisdictions in which we sell VOIs grant the purchaser of a VOI the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us.
Regulators in many jurisdictions have increased regulations and enforcement actions related to telemarketing operations, including requiring adherence to the federal Telephone Consumer Protection Act and similar “do not call” legislation. These measures have significantly increased the costs and reduced the efficiencies associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of permission-based marketing, under which we obtain the permission of prospective purchasers to contact them in the future. We participate in various programs and follow certain procedures that we believe help reduce the possibility that we contact individuals who have requested to be placed on federal or state “do not call” lists, including subscribing to the federal and certain state “do not call” lists, and maintaining an internal “do not call” list.
Lending Regulation
Our lending activities are subject to a number of laws and regulations, including those of applicable supervisory, regulatory and enforcement agencies such as, in the United States, the CFPB, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry or may not apply to some of our products, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Consumer Protection Act, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act and the Bank Secrecy Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, usury, fair debt collection practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.
Resort Management Regulation
Our resort management activities are subject to laws and regulations regarding community association management, timeshare and condominium management (including real estate broker licensing), public lodging, food and beverage services (including liquor licensing), labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming, certain communication devices, transient rentals, structural audits of improvements and reserve accounts associated with such improvements, and the environment (including climate change). In addition, many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for owners’ associations or permit the owners’ association for a resort to terminate our management agreement under certain circumstances (for example, upon a super-majority vote of the owners), even if we are not in default under the agreement.
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
Environmental Compliance and Awareness
The properties we manage or develop are subject to national, state and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. These laws and regulations include requirements that address health and safety; the use, management and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our management and development of properties comply, in all material respects, with environmental laws and regulations. Our compliance with such provisions has not had a material impact on our capital expenditures, earnings or competitive position, nor do we anticipate that such compliance will have a material impact in the future.
We do not exercise complete control over all resorts and properties that we manage; rather, our control over these properties is generally limited by the terms of the applicable management agreements. As a result, our ability to achieve some or all of our environmental, social, and governance (“ESG”) initiatives or goals may be limited without additional support or action by the owners of those resorts and properties we manage.
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
Human Capital
We recognize that to remain a leader in our industry, we must recruit, motivate, and retain the talented associates who make up our global workforce. With that focus in mind, we implement programs and initiatives rooted in our Core Values: Caring Culture, Integrity First, Excellence Always, Customer Obsessed, and Better Together. Our approach is thoughtfully designed to attract, develop, retain, and engage our associates by:
•offering competitive, fair, and transparent compensation and benefits;
•supporting the overall well-being of our associates physically, mentally, and socially;
•creating opportunities for associate growth, development, recognition, training, and education; and
•promoting an inclusive and diverse workplace, where all individuals are respected regardless of their age, race, national origin, gender, religion, disability, sexual orientation, or other lived experiences.
As of December 31, 2022, we had a global workforce consisting of approximately 21,400 associates, of which approximately 17,400 (81%) were based in the United States and approximately 4,000 (19%) were based in international locations.
Inclusion and Diversity
As a leisure-focused company, we are in the business of bringing people together. Like our customers, our associates come from diverse backgrounds, offering invaluably distinct experiences and perspectives. Women comprise 54% of our worldwide workforce, and men comprise 46%. Within the United States, people of color comprise 50% of our management level positions and women comprise 49% of our management level positions. We continue to leverage recruiting efforts focused on placing women and people of color into management roles.
In 2022, our inclusion and diversity efforts focused on reinforcing our core values by championing an inclusive work environment for our associates and executing key initiatives, including through associate engagement events, feedback mechanisms, and associate training programs. We also continued our work toward increasing diverse representation within our leadership pipelines for executive and senior leadership roles.
Our highest rated dimension on our 2022 annual associate engagement survey was associates’ perceptions of inclusion and diversity at 87% based on their assessment of leaders’ support for inclusion and diversity, service to customers with diverse backgrounds, respect and well-being of all people comes first at MVW, a work environment that is accepting of diverse backgrounds and ways of thinking and all backgrounds are encouraged to pursue their career aspirations at MVW.
In 2022, the Company adopted its inclusion and diversity commitment statement, which states:
MVW is committed to advancing and cultivating inclusion and diversity in all aspects of our business. We provide treasured vacation experiences to our customers around the world, and foster an inclusive, diverse, and caring work environment for our associates. We support a life fulfilled for all individuals and embrace that we are better together.
Associate Development
We seek to cultivate a learning-rich environment where associates are prepared to succeed, are encouraged to grow their careers, and are motivated to serve our owners, members, and guests. Our Global Talent Management team develops and deploys programs and resources for all our associates. Our learning programs are one of the many features that make our Company a desirable place to start and cultivate a fulfilling career, with increased opportunities for growth.
Our Global Talent Management team is also committed to providing our leaders with the opportunity to develop their leadership skills and equip leaders with the skills they need to create a positive work environment for all associates. We offer a leadership development program that provides associates with tools, resources, and practices that we believe are important to becoming successful leaders and strengthening our diverse talent pipeline. We also offer tuition reimbursement to our associates. We believe that these efforts help us continue to support leaders in building leadership skills for the future.
Collective Bargaining Agreements
We are party to collective bargaining agreements in the United States, Spain, and Mexico, primarily with regard to employees working in food service, laundry, and hospitality and tourism.

Human Rights
We maintain a Human Rights Policy that aligns with government, business, and public concerns about issues such as human trafficking and the exploitation of children. We do not recruit child labor, and we support programs and partnerships that help at-risk youth and their families prepare for and find meaningful employment. Our Human Rights Policy is available on our website at (www.marriottvacationsworldwide.com) under the “Investor Relations” tab.
We also have a human trafficking awareness training course that promotes our Human Rights Policy and core values. We recognize the risks associated with human trafficking in our properties and have implemented training for our property-based associates to be able to recognize and report suspected cases of human trafficking. Our training in the U.S., U.S. Virgin Islands, and Puerto Rico was developed based upon best practices established by federal law enforcement agencies.
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
Information About Our Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 27, 2023, except where indicated.

Name and Title	Age	Business Experience
John E. Geller, Jr. President and Chief Executive Officer	55	John E. Geller, Jr. succeeded Mr. Weisz as our President and Chief Executive Officer effective January 1, 2023. Mr. Geller has served as our President since October 2021. From January 2021 to October 2021, he served as our President and Chief Financial Officer. From January 2018 to January 2021, he served as our Executive Vice President and Chief Financial and Administrative Officer. From 2009 to December 2017, he served as our Executive Vice President and Chief Financial Officer. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer.
Anthony E. Terry Executive Vice President and Chief Financial Officer	55	Anthony E. Terry has served as our Executive Vice President and Chief Financial Officer since October 2021. From July 2005 to September 2021, he served as our Senior Vice President, Global Operational Finance. From October 2001 to June 2005, he served as our Vice President of Product Supply Management. Mr. Terry began his career with the Company in 1996.
Stephanie S. Butera Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership	51	Stephanie Sobeck Butera has served as our Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership since January 2023. She served as our Senior Vice President and Chief Operating Officer, Hyatt Vacation Ownership from April 2021 to December 2022. Prior to leading Hyatt Vacation Ownership, Ms. Sobeck Butera held a number of leadership positions with the Company, serving as Vice President, Asset Management for The Ritz-Carlton Destination Club from August 2014 to October 2018, before moving into the position of Senior Vice President, Vacation Ownership for the Americas, Florida, Mexico, and Caribbean from October 2018 to April 2021. Ms. Sobeck Butera joined the Company in 1999.

Name and Title	Age	Business Experience
Lori M. Gustafson Executive Vice President and Chief Brand and Digital Officer	39
Lori Gustafson joined the company in November 2020 and serves as our Executive Vice President and Chief Brand and Digital Officer. From May 2019 to November 2020, she served as Senior Vice President, Global Brands & Digital for Wyndham Destinations, where she was responsible for brand management and digital marketing. From January 2018 to May 2019, she served as Vice President, Brand Marketing, where she was responsible for brand management, campaign development and advertising. From July 2017 to January 2018, she served as Corporate Vice President of Digital, eCommerce, and Media at SeaWorld Parks & Entertainment, where she led the U.S. team that oversaw the development of eCommerce, digital marketing, social media, business intelligence and digital content. From 2015 until July 2017, she served as Senior Director, Digital Marketing at SeaWorld Parks & Entertainment, where she was the executive leader for digital transformation initiatives, including websites, mobile and digital commerce improvements and the implementation of a data and analytics program related to customer experience.

James H Hunter, IV Executive Vice President and General Counsel	60
James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994.

Jeanette E. Marbert President, Exchange and Third-Party Management	66
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

Brian E. Miller President, Vacation Ownership	59
Brian E. Miller has served as our President, Vacation Ownership since October 2020. From October 2018 to September 2020, he served as our Executive Vice President and Chief Marketing, Sales and Service Officer. From November 2011 to September 2018, he served as our Executive Vice President and Chief Sales and Marketing Officer. Prior to that time, he had served as our Senior Vice President, Sales and Marketing and Service Operations since 2007. Mr. Miller joined the Company in 1991.

Dwight D. Smith Executive Vice President and Chief Information Officer	62
Dwight D. Smith has served as our Executive Vice President and Chief Information Officer since December 2011. Prior to that time, he served as our Senior Vice President and Chief Information Officer since 2006. Mr. Smith joined Marriott International in 1988. Mr. Smith has announced his decision to retire as our Executive Vice President and Chief Information Officer later in 2023.

Michael E. Yonker Executive Vice President and Chief Human Resources Officer	64
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
Risks related to COVID-19 global or regional health concerns, outbreaks, and pandemics.
The COVID-19 pandemic has had, and may continue to have, serious adverse effects on our business, financial condition, cash flows, and results of operations for an unknown period of time and we may face similar health crises in the future.
The COVID-19 pandemic has caused and may continue to cause significant disruptions in international and U.S. economies and markets and has had an unprecedented impact on participants in the travel and hospitality industries, including our Company. In the future, COVID-19 or other outbreaks/pandemics could materially and adversely impact global travel, resulting in declines in our cash flows and results of operations. As the spread of COVID-19 variants continues, both in the U.S. and globally, there has been and continues to be significant volatility in global economies and financial markets. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, hard to predict, and can change rapidly. Uncertainties related to health concerns, outbreaks and pandemics include, but are not limited to, an increase in the disruptive effect of the health crisis on the global, regional and local economies, supply chains, business partners, our workforce, traveler sentiment, resort occupancy and periodic mandates from governmental authorities to stay home, avoid non-essential contact and gatherings, self-quarantine or restricting travel to or from particular locations.
In 2020, we saw marked declines in occupancy, rentals, and contract sales because of the temporary closure of nearly all of our sales centers, the temporary closure of many of our resorts, the temporary closure of our branded North America vacation ownership resorts for rental stays, and the reduction in operations and amenities at all of our resorts based on government mandates and advisories. Protocols adopted to combat the COVID-19 pandemic, such as canceling, or implementing alternatives or modifications to, in-person sales tours and customized presentations, and reductions in amenities at our resorts, have resulted, and similar measures implemented in the future as a result of regional or global health concerns, outbreaks, or pandemics could result, in less effective customer-associate interaction and diminished customer satisfaction, which could adversely impact our financial condition. Extended or further closures in the future may be required nationally, regionally, or in specific locations in the event of a resurgence of coronavirus, new strains, or another widespread or regional health crisis.
The success of our business and our financial results depend, in substantial part, upon the health of the travel industry, which has been materially adversely affected by the COVID-19 pandemic. As new variants of the coronavirus or other health crises make headlines from time to time, consumer fear about contracting COVID-19 or other illnesses and recommendations or mandates from governmental authorities to avoid large gatherings of people or self-quarantine, may increase. These recommendations and mandates have affected, and may affect in the future, resort occupancies. A substantial amount of our sales activity occurs at our resorts, and the number of prospective and current owners who visit our resorts impacts sales volume. Our rental revenue is also substantially impacted by the desire and ability of vacationers to travel. Fear of exposure to the COVID-19 virus or other illnesses, government restrictions on travel, including quarantine requirements, low vaccination rates in some parts of the world and variants of COVID-19 that may be resistant to available vaccines have caused travelers to cancel or delay plans to travel to our resorts. These changes in vacation and travel patterns have adversely affected our cash flows, revenues, and results of operations, and may continue to do so, particularly for our international operations, such as those in the Asia-Pacific region. Moreover, when travel advisories and restrictions have been lifted, there has been a resurgence of the virus, and as a result, travel demand is unpredictable and could remain so for a significant period. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, inflation, recession and loss of personal wealth resulting from the impact of the COVID-19 pandemic may negatively affect travel demand for a prolonged period. Any future health crises may also adversely affect our business in a similar or more severe manner.
The onset of the COVID-19 pandemic led to an increase in payment delinquencies and defaults for our vacation ownership notes receivable. The number of delinquencies may increase again as the pandemic continues or its effect on economic conditions and the ability and desire to travel continues and could lead to defaults on financing that we provide to purchasers of our products in excess of our estimates. Future health crises may also have such adverse effects. Purchaser defaults may cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests and could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements.
The duration and extent of the impact of the COVID-19 pandemic or a future health crisis on our business and financial results will largely depend on future developments, including the duration and spread of the pandemic or other health crisis, the extent and severity of any resurgences of the pandemic or other health crisis in the future, the response by all levels of government in their efforts to contain the pandemic or other health crisis to mitigate the economic disruptions, the related impact on consumer confidence and spending, and how quickly economies and demand for our products and services recover after the pandemic or other health crisis subsides, all of which are highly uncertain, can rapidly change and cannot be predicted. Such impacts could adversely affect our results of operations, cash flows, and capital resources for a significant period. Further, the COVID-19 pandemic or a future health crisis may also adversely affect our cash flows and operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Risks related to our business and industry.
Our business may be adversely affected by factors that disrupt or deter travel.
Our success and results of operations depend, in substantial part, upon the health of the worldwide vacation ownership and leisure travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is affected by the number of visitors at our resorts. Fear of exposure to contagious illnesses, such as COVID-19 or other diseases, or natural or man-made disasters, and the physical effects of climate change, such as more frequent or severe storms, droughts, hurricanes, erosion and flooding, have caused and may continue to cause travelers to delay or cancel travel plans, including sales tours at our resorts, with greater frequency. Other factors such as weakened consumer confidence, limited availability or increased costs of consumer credit and damage to infrastructure caused by natural or man-made disasters or other causes that impede travel have caused, and may in the future cause, travelers to delay or cancel plans to tour or visit our resorts. For example, hurricanes have caused a number of Interval International exchange network resorts and our managed vacation ownership resorts to close for prolonged periods. At times, beach access at our resorts and our managed resorts has been impeded by weather conditions or due to the effects of erosion. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for our products and services may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, airline or airport disruptions, flight cancellations or unreliability of various modes of transportation increases, or if general economic conditions decline.
Our ability to process exchanges for members and to find purchasers and renters for accommodations we market or manage, as well as the need for the vacation rental and property management services we provide, largely depends on the continued desirability of the key vacation destinations in which our branded, managed or exchange properties are concentrated. Changes in the desirability of the destinations where these resorts are located and changes in vacation and travel patterns may adversely affect our cash flows and results of operations.
Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.
A number of factors may adversely affect the labor force available or increase labor costs from time to time, such as high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic or other health crises, and other government actions. In 2021, we observed an overall tightening and increasingly competitive labor market. As a result, we had to temporarily close outlets (e.g., food and beverage) or reduce services (e.g., housekeeping performed fewer cleans throughout the week), and we may have to take these or similar steps in the future. Any such changes may harm our revenues, cash flows, profitability or customer satisfaction. We have also incurred, and may incur in the future, additional costs for overtime wages, increased wages, enhanced referral bonuses, increased use of sign on bonuses, and increased marketing for open positions. A sustained labor shortage or increased turnover rates within our employee base, whether due to the impact of COVID-19 global health concerns or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, our business, including our cash flows, results of operations, owner, guest and associate satisfaction and reputation, could be adversely affected.

Significant inflation, higher interest rates or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing the costs of carrying unsold inventory, development and other corporate capital expenditures, materials and labor, service contracts, insurance, technology and related hardware or equipment, and interest rates. All of these factors can have a negative impact on the affordability of our products and services. In a high inflationary environment, we may be unable to raise the price of our products and services in a proportional manner, which could reduce our operating margins, including in our financing business, and negatively impact our results or operations. In addition, an increase in the cost of capital, labor and materials could have an adverse impact on our business or financial results. Inflation could also have an indirect adverse impact on our business by making travel more expensive for consumers and reducing consumer discretionary income.
Alternatively, deflation could cause an overall decrease in spending and borrowing capacity, which could lead to a deterioration of economic conditions and employment levels. Deflation could also cause the value of our products and services to decline. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
We finance more than half of our VOI sales. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates. As a result, our financing profit margin has declined. Increasing our financing rates could negatively impact VOI sales and financing propensity. However, if we are unable to increase our financing rates at the same rate as our costs of funds, our financing profits will be negatively impacted.
Our business is extensively regulated, and any failure to comply with applicable laws could materially adversely affect our business.
We are subject to a wide variety of highly complex international, national, federal, state, and local laws, regulations and policies. The vacation ownership industry is subject to extensive regulation around the world. Each jurisdiction where we operate generally requires resort developers to follow a set of specific procedures to develop, market and sell VOIs. Our real estate development activities, marketing and sales activities, lending activities and resort management activities are also heavily regulated. In addition, a myriad of laws, regulations and policies impact multiple areas of our business, such as those regulating the sale and offer of securities, anti-discrimination, anti-fraud, data protection, anti-corruption and bribery or implementing government economic sanctions.
Complying with the intricate and multifaceted regulatory structures applicable to our businesses across the globe is complicated, constantly evolving, time-consuming and costly. We may not be able to successfully comply with all laws, regulations and policies to which we are subject. Laws, regulations, policies, and case law precedent may change or be subject to different interpretation in the future, including in ways that could decrease demand for our products and services, increase costs, and subject us to additional liabilities. Failure to comply could have a material adverse effect on our business. For example, failure to comply with applicable law could result in the loss of licenses or registrations we must have in order to operate our business, render sales contracts for our products void or voidable, subject us to fines or other sanctions, and increase our exposure to litigation. Adverse action by governmental authorities or others alleging our failure to comply with applicable laws could adversely affect our business, financial condition, and reputation.
Changes in privacy laws could adversely affect our ability to market our products effectively.
We rely on a variety of direct marketing techniques, including telemarketing, digital marketing and postal mailings. Adoption of new laws, or changes in existing laws, in any of the jurisdictions in which we operate regulating marketing and solicitation or data protection could adversely affect the effectiveness of our marketing strategies. For example, in the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA provides California consumers with certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Similar legislation has been proposed or adopted in other states. In addition, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations may be more restrictive or burdensome than those in the United States. For example, the European Union (“E.U.”) General Data Protection Regulation (“GDPR”) imposes significant obligations on businesses that sell products or services to E.U. customers or otherwise control or process personal data of E.U. residents. Complying with the GDPR, other international laws and regulation, and state and federal laws and regulation could subject us to increased costs; and our failure to comply with these laws and regulations could result in significant fines, litigation, losses, third-party damages and other liabilities, any of which may have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations. The cost of compliance with privacy laws in the jurisdictions in which we operate has increased and may continue to increase as laws change and we expand into new jurisdictions and become subject to the privacy laws of such jurisdictions. If we are not able to develop adequate alternative marketing strategies, our sales may be adversely affected. We also obtain access to potential customers from travel service providers and other companies with whom we have relationships. If our access to these third-party customer lists is prohibited or restricted, our ability to develop new customers and introduce our products to them could be impaired.
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
We may be required to expend significant capital and other resources to enhance the security of our data. Our information systems and records, including those we maintain with our service providers or licensors, may be subject to security breaches, cyber-attack or cyber-intrusion, system failures, viruses, operator error or inadvertent releases of data. Data breaches have increased in recent years as the number, intensity and sophistication of attacks have increased. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. Neither we nor our service providers may be able to prevent, detect and contain unauthorized activity and misuse or human errors compromising the efficacy of security measures. A breach in the security of our information systems or those of our service providers or licensors could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a negative impact to our results of operations. A significant cyber-attack or theft, loss, or fraudulent use of our customer, employee or company data could adversely impact our reputation and result in remedial and other expenses, fines or litigation.
We and the companies we work with have experienced cyber security threats to our data and systems, including ransomware and other forms of malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. We have experienced cyber incidents in the past, and have previously disclosed those with material operational or financial implications to the Company or our stakeholders. Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. The failure of any such service providers or products to comply with our privacy policies or privacy laws and regulations, or any unauthorized release of personally identifiable information or other user data, could damage our reputation, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and result in fines and proceedings against us by governmental agencies, service providers and consumers. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Our international operations expose us to risks that could negatively impact our financial results or disrupt our business.
Our international operations expose us to a number of additional risks, any of which could negatively impact our results of operations or disrupt our business, such as: compliance with laws of non-U.S. jurisdictions, including foreign ownership restrictions, import and export controls, data privacy and usage, and trade restrictions, and U.S. laws affecting our activities outside of the U.S.; anti-American sentiment; war, political or civil unrest and terrorism; difficulties of managing operations in many different countries; local economic risks; foreign currency exchange risks; and uncertainty as to the enforceability of contract and intellectual property rights under local laws, which can change or be interpreted in ways that could negatively impact our business.
Inadequate or failed technologies could lead to interruptions in our operations and materially adversely affect our business, financial position, results of operations or cash flows.
Our operations and competitive position depend on our ability to maintain existing systems and implement new technologies. Our information technology systems and our databases are potentially susceptible to manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, cyber-attacks, acts of war or terrorism and other events. System interruption, delays, obsolescence, loss of critical data and lack of integration and redundancy in our information technology systems and infrastructure may adversely affect our ability to provide services, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Our backup systems only relate to certain aspects of our operations; these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. Projects to upgrade or replace our technologies may be extremely complex and require significant resources and time and may adversely affect our ability to provide services, operate websites, process and fulfill transactions, and respond to customer inquiries during the upgrade or replacement process. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If our information technology systems fail to adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows, as well as our disclosure controls and procedures and internal control over financial reporting, may be adversely affected.
Spanish court rulings voiding certain timeshare contracts have increased our exposure to litigation that may materially adversely affect our business and financial condition.
A series of Spanish court rulings that, since 2015, have voided certain timeshare contracts has increased our exposure to litigation that may materially adversely affect our business and financial condition. These rulings voided certain timeshare contracts entered into after January 1999 related to certain resorts in Spain if a resort’s timeshare structure did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to void timeshare contracts in Spain, including certain contracts at certain of our resorts in Spain. However, the Supreme Court of Spain has not yet substantively opined on the issue as it pertains to the Company’s timeshare contracts. If the Supreme Court of Spain rules adversely to us and determines that our timeshare contracts are voidable, that may materially adversely affect the results of operations of our Vacation Ownership segment, as well as our business and financial condition. Defending these lawsuits has required, and may continue to require, the Company to incur legal fees and reserve for judgments. If additional owners at our resorts in Spain file similar lawsuits, this may: void certain of those owners’ timeshare contracts; cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operations of our Vacation Ownership segment, as well as our business and financial condition. The increased ability for owners of Spanish timeshares to void their contracts has negatively impacted other developers with resorts in Spain and led to a significant decrease in the number of resorts located in Spain in the Interval International network with active sales and the loss of members who own VOIs at those resorts.
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
Our principal exchange network administered by Interval International included more than 3,200 resorts located in over 90 countries and territories as of December 31, 2022. Interval International’s primary competitor, RCI, has a greater number of affiliated resorts than we have. Through the resources of its corporate affiliates, particularly, Travel + Leisure Co., which is engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. In addition, Interval International competes with developers that create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those we offer, and adversely impacts the supply of resort accommodations available through our external exchange networks. The effects of such competition on our exchange business are more pronounced as the proportion of vacation club corporate members in the Interval International network increases.
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

Changes in tax regulations or their interpretation could negatively impact our cash flows and results of operations.
Changes in tax and other revenue raising laws, regulations and policies in the jurisdictions where we do business could impose new restrictions, costs or prohibitions on our practices and negatively impact our results of operations. In addition, interpretation of tax regulations requires us to exercise our judgment and taxing authorities or our independent registered public accounting firm may reach conclusions about the application of such regulations that differ from our conclusions. Our effective tax rate reflects the fact that income earned and reinvested outside the U.S. is generally taxed at local rates that can be higher or lower than U.S. tax rates or based on a different tax base than U.S. jurisdictions, as well as our ability to carry forward losses in certain jurisdictions from prior years to offset future profits. Changes to U.S. or international tax laws, regulations or interpretations could impact the tax treatment of our earnings and adversely affect our cash flows and financial results. For example, if such changes significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our financial results and cash flows could be negatively impacted, and if such increases were a result of our status as a U.S. corporation, we could be placed at a disadvantage to our non-U.S. competitors that are subject to lower local tax rates.
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
Our business is susceptible to the effects of natural or man-made disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills, erosion and nuclear incidents, in the areas where some of our resorts, sales centers and exchange destinations are concentrated, such as Florida, California, South Carolina and Hawaii. For example, properties in these markets have had to close in the past, including for extended periods, in order to repair damage caused by disasters. Depending on the severity of future disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets while we complete renovations. Our insurance may not cover all damages caused by any such event, including the loss of sales of VOIs at sales centers that are not fully operational. In addition, insurance costs may increase and coverage levels may decrease for properties in these areas as a result of the number and magnitude of recent natural disasters in these areas.
Our business is also susceptible to the effects of adverse economic developments in these areas, such as regional economic downturns, significant increases in the number of our competitors’ products in these markets and potentially higher labor, real estate, tax or other costs in these geographic markets. Because of this geographic concentration of properties, we face a greater risk of a negative effect on our results of operations if these areas are affected by severe weather, man-made disasters or adverse economic and competitive conditions.
If we are not able to successfully identify, finance, integrate and manage costs related to acquisitions, our business operations and financial position could be adversely affected.
We have expanded in part through acquisitions of other businesses and may continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including risks that we will not be able to: successfully integrate acquired businesses in an efficient and cost-effective manner; properly measure or identify all risks associated with the acquisition; achieve anticipated benefits of an acquisition, including expected synergies; control potential increases in operating costs; manage geographically remote operations; successfully expand our system of internal controls or our technological infrastructure to include an acquired business; avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets in which we have limited or no direct experience, including foreign markets whose practices or laws may pose increased risk; and retain key employees, clients, vendors and business partners of the acquired businesses. Failure to achieve the anticipated benefits of any acquisition may adversely affect our financial condition, operating results and prospects. Acquisitions may also significantly increase our debt or result in dilutive issuances of our equity securities, write-offs of goodwill or substantial amortization expenses associated with other intangible assets.

Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. For example, in response to the COVID-19 pandemic, we increased our reserve for vacation ownership notes receivable due to higher default expectations and revised our estimates of the fair value of our reporting units, resulting in the impairment of goodwill. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.
The growth of our business and execution of our business strategies depend on the services of our senior management and our associates.
Our business is based on successfully attracting and retaining talented associates. The market for highly skilled associates and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain management and other key associates, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. The departure of a key executive or associate or the failure to ensure an effective transfer of knowledge and a smooth transition upon such departure may be disruptive to the business and could hinder our strategic planning and execution.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, investors, employees and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, labor conditions, human rights, and cybersecurity and data privacy. Third parties have also developed proprietary ratings or analyses of companies based on certain ESG metrics. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Our ESG initiatives and goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. As we report on our ESG initiatives or goals, we may be subject to heightened reputational and operational risk and compliance costs related to these matters. Also, we do not exercise complete control over all resorts and properties that we manage; rather, our control over these properties is generally limited by the terms of the applicable management agreements. As a result, our ability to achieve some or all of our ESG initiatives or goals may be limited without additional support or action by the owners’ associations of the vacation ownership resorts and properties we manage. Complying with increased regulations could increase our costs and adversely impact our results of operations. Our inability or failure to meet, or the perceived failure to meet, such stakeholders’ expectations, as well as adverse incidents, could negatively impact our stock price, results of operations, or reputation and increase our cost of capital.
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

The termination of our license agreements with Marriott International, Hyatt or their affiliates would materially harm our business and results of operations and materially impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. Our inability to rely on the strength of the Marriott, Sheraton, Westin, or Hyatt brands to attract qualified prospects in the marketplace would likely cause our results of operations to decline and our marketing and sales expenses to increase. Our inability to market to guests in hotels affiliated with our licensors that are located near one of our sales locations or maintain our marketing partnerships with Marriott International or Hyatt reservation centers would cause our sales to decline, which could adversely affect our financial condition and results of operations. In addition, we would not be able to use the brand websites as channels through which to rent available inventory, which would cause our rental revenue to decline materially.
Our license agreements also allow us to offer points to members of the customer loyalty programs associated with the Marriott, Sheraton, Westin and Hyatt brands, which provides us with the opportunity to market directly to these members. The termination of the license agreements with Marriott International or Hyatt would eliminate this valuable marketing channel.
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
We offer vacation ownership products and services under the Marriott, Sheraton, Westin, The Ritz-Carlton, and Hyatt brands. Our success depends in part on the continued success of Marriott International and Hyatt and their respective brands. If market recognition or the positive perception of Marriott International or Hyatt is reduced or compromised, the goodwill associated with these brands may be adversely affected, which may adversely affect our market share, reputation, business, financial condition or results of operations. The positioning and offerings of any of these brands or their related customer loyalty programs could change in a manner that adversely affects our business.
Marriott International or Hyatt could compete with our vacation ownership business in the future.
Under the license agreements with Marriott International, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services, then Marriott International may also offer such new products and services, and use its trademarks in connection with such offers. Under the Hyatt license agreement, Hyatt may compete with us under certain circumstances, e.g., if we fail to meet certain performance standards or if Hyatt acquires a new hotel brand that Hyatt determines to license for timeshare and we are unsuccessful negotiating license rights pursuant to our right of first offer. If Marriott International or Hyatt offers new vacation ownership products and services under their trademarks, they may compete directly with our vacation ownership products and services, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International or Hyatt. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.
If a branded hotel property co-located with one of our resorts ceases to be affiliated with the same brand as our resort or a related brand, our business could be harmed.
Approximately 20% of our Vacation Ownership segment resorts are co-located with same-branded or affiliated hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, which has happened in the past, we could lose benefits such as sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resorts would increase. We could also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.

We may not have inventory available for sale when needed or we may have excess inventory.
We may enter into capital-efficient transactions to source inventory in which third parties agree to deliver completed units to us at pre-agreed prices in the future. These transactions expose us to additional risk as we will not control development activities or timing of development completion. If our counterparties default on their obligations, or exercise their right to sell inventory to a different buyer, we may not acquire the inventory we expect on time or at all, or it may not be within agreed upon specifications. If we cannot obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts. Conversely, if we procure or commit to procure inventory based on an expected sales plan and fail to achieve that plan, we could have excess inventory, potentially negatively impacting our margins and results of operations.
The sale of VOIs in the secondary market by existing owners could cause our sales revenues, margins, and results of operations to decline.
Sales of VOIs by existing owners, which are typically at lower prices than the prices at which we would sell interests, can create pricing pressure on our sale of vacation ownership products and cause our sales revenues, margins and results of operations to decline. In addition, unlawful or deceptive third-party VOI resale schemes involving interests in our resorts could damage our reputation and brand value and adversely impact our sales revenues and results of operations. Development of a more robust secondary market may also cause the volume of lower-cost VOI inventory that we are able to repurchase to supplement our inventory needs to decline, which could adversely impact our development margin.
Borrower defaults on the vacation ownership notes receivable our business generates could reduce our results of operations and cash flows.
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that those borrowers may default on the financing that we provide. The risk of borrower defaults may increase due to man-made or natural disasters or a recession or other economic downturn, which cause financial hardship for borrowers. The risk of borrower defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Borrower defaults have caused, and may continue to cause, us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we have been required, and may in the future be required, to increase our reserve on vacation ownership notes receivable, which may reduce our earnings.
If default rates increase beyond current projections and result in higher than expected foreclosure activity, our results of operations could be adversely affected. Borrower defaults could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting borrower, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the vacation ownership business could be reduced materially.
Our points-based product forms expose us to an increased risk of temporary inventory depletion.
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. These structures can lead to a temporary depletion of inventory available for sale caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; or (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished or shift to selling an alternative product which may increase marketing and sales costs and lower VPG. Our efforts to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, and by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, may not be successful. A depletion of VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales, and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.

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
Owners of our VOIs are required to pay maintenance fees to maintain and refurbish the vacation ownership properties and keep them in compliance with brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights to use its trademarks at the resort, which would result in the loss of management fees, decreased customer satisfaction, and impairment of our ability to market and sell our products at the non-compliant locations. Increases in maintenance fees to keep pace with maintenance and other costs may make our products less desirable, which could negatively impact sales and cause an increase in defaults on our vacation ownership notes receivable portfolio. If the owners’ associations that we manage are unable to collect sufficient maintenance fees to cover operating and maintenance costs, the related resorts may have to close or file for bankruptcy, which may result in termination of our management agreements. We may also lose resort management contracts if they are not renewed when they expire, or the contract terms may be renegotiated in a manner adverse to us. The loss or renegotiation of a significant number of our management contracts may adversely affect our cash flows and results of operations.
From time to time, disagreements arise between us and the owners of VOIs and owners’ associations. For example, owners of our VOIs have disagreed, and may in the future disagree, with changes we make to our products or programs. Sometimes, disagreements with VOI owners and owners’ associations result in litigation and the loss of management contracts. If any such litigation results in a significant adverse judgment or settlement, we could suffer significant losses, our margins and results of operations could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained.
Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.
We procure insurance for general liability, property, business interruption, directors and officers liability, and other insurable risks with respect to our business operations and as customarily carried by companies in the hospitality industry. Market forces beyond our control may limit the scope, terms, and conditions of the insurance coverage we are able to obtain or our ability to obtain coverage at reasonable rates, which may affect our ability to maintain customary insurance coverages and deductibles at acceptable costs. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. The effects of climate change, such as increased storm intensity and rising temperatures or sea levels over time, may also increase the cost of property insurance and decrease our coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost property or property of owners of VOIs or third party liability. In some cases, insurance may not provide a recovery for any part of a loss due to deductibles/retentions, policy limits, coverage limitations, uninsured parts of a loss or other factors. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand. We may also incur liabilities or losses in the operation of our business that are only partially covered by insurance, or not covered at all. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our exchange and third-party management business.
Our Exchange & Third-Party Management business depends on relationships with developers, members and others, and any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations.
Our Interval International business depends on vacation ownership developers for new members and on members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our third-party management business depends on relationships with vacation property and hotel owners.
If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our Interval International network, as has occurred in the past, the number of new and existing members, the supply of resort accommodations available through our exchange networks and related revenue could decrease. The failure to secure the renewal of affiliation agreements with developers with corporate member relationships, where the developer renews Interval International membership fees for all of its active owners, has a greater adverse effect. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially adversely impact our financial condition and results of operations. Our ability to maintain affiliation agreements with resort developers is also impacted by consolidation in the vacation ownership industry.
In addition, we depend on third parties to make certain benefits available to members of the Interval International exchange network. The loss of such benefits could result in a decrease in the number of Interval International members, which could have a material adverse effect on our business, financial condition and results of operations.
Similarly, the failure of our third-party management business to maintain existing or negotiate new management agreements with vacation property and hotel owners, as a result of the sale of property to third parties, contract disputes or otherwise, or the failure of vacationers to book vacation rentals through our businesses would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations.
Insufficient availability of exchange inventory may adversely affect our results of operations.
Our exchange network’s transaction levels depend on the supply of inventory in the system and demand for the available inventory. Exchange inventory is deposited in the system by members, or by developers on behalf of members, to support current or anticipated exchanges. Inventory supply and demand for specific regions and on a broader scope are influenced by a variety of factors, such as: economic conditions; health and safety concerns, including concerns and travel restrictions relating to health crises such as the COVID-19 pandemic; the occurrence or threat of natural disasters and severe weather; and owner decisions to travel to their home resort/vacation club system or otherwise not deposit exchange inventory. The factors that affect demand for specific destinations could significantly reduce the number of accommodations available in such areas for exchanges. The level of inventory in our system also depends on the number of developers whose resorts are in our exchange network, and the numbers of members of such resorts. The number of developers affiliated with our exchange network may decrease for a variety of reasons, such as consolidation and contraction in the industry and competition. If inventory supply and demand do not keep pace, transactions may decrease or we may purchase additional inventory to fulfill the demand, both of which could negatively affect our results of operations.
Risks related to our indebtedness.
Our indebtedness may restrict our operations.
As of December 31, 2022, we had approximately $3.1 billion of total corporate indebtedness outstanding and could borrow an additional $749 million under the Revolving Corporate Credit Facility. The credit agreement that governs the Corporate Credit Facility and the indentures that govern our various senior notes impose significant operating and financial restrictions on us, which among other things limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting certain subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. All of these covenants and restrictions limit how we conduct our business. The Corporate Credit Facility also requires us to maintain a specified leverage ratio. These restrictions could restrict our flexibility to react to changes in our businesses, industries and economic conditions and increase borrowing costs.
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
Failure to make scheduled cash payments on our existing debt, or to comply with the restrictive covenants and other requirements in our debt agreements, could result in an event of default, which, if not cured or waived, could result in acceleration of our debt repayment obligations. We may not have sufficient cash to repay any accelerated debt obligations, which would immediately and materially harm our business, results of operations and financial condition.
We may be required to raise additional capital to refinance our existing debt, or to expand or support our operations. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings, and the outlook for our industry as a whole. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict our business operations or adversely affect our ability to obtain additional financing. There is no guarantee that debt or equity financings will be available in the future on terms favorable to us or at all. If we are unable to access additional funds on acceptable terms, we may have to adjust our business operations, and our ability to acquire additional vacation ownership inventory, repurchase VOIs, or make other investments in our business could be impaired, any of which may adversely affect our cash flows and results of operations.
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
Holders of our convertible notes may convert the convertible notes after the occurrence of certain dates or events. See Footnote 16 “Debt” to our Financial Statements for additional information. If any holders elect to convert their convertible notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The way we account for our convertible notes may impact our reported or future financial results and the market price of our common stock. For example, in 2022, we adopted a new accounting standard that requires the use of the “if-converted” method for calculating diluted earnings per share, which resulted in the reduction of our reported diluted earnings per share. See Footnote 16 “Debt” and Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for additional information regarding the accounting for our convertible notes.

We are subject to risks relating to our convertible note hedges and warrants.
In connection with the convertible notes, we entered into privately negotiated convertible note hedges to reduce potential dilution to our common stock and offset cash payments we must make in excess of the principal amount, in each case, upon any conversion of convertible notes. We also issued warrants to the hedge counterparties. The warrants could have a dilutive effect on our shares of common stock to the extent that the market price per share exceeds the applicable strike price of the warrants on one or more of the applicable expiration dates. Alternatively, if settled in cash, the warrants could have a negative impact on cash flow and liquidity.
In connection with establishing their initial hedges of the convertible note hedges and the warrants, the hedge counterparties and their respective affiliates advised us that they expected to purchase shares of our common stock in secondary market transactions and enter into various derivative transactions with respect to our common stock. These parties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and buying or selling our common stock in the secondary market. Any of these activities could cause or prevent an increase or a decline in the market price of our common stock.
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
We may not declare or pay dividends in the future at any particular rate or at all. Our Board of Directors makes all decisions regarding our payment of dividends, subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board of Directors considers relevant. Certain of the agreements governing our indebtedness restrict our ability and the ability of our subsidiaries to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes and related warrants in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
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
In connection with Vistana’s spin-off from Starwood and acquisition by ILG (the “Vistana Spin-Off”), ILG and Vistana entered into a Tax Matters Agreement that restricts them from actions or omissions that would cause the Vistana Spin-Off to become taxable. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Starwood or its shareholders for which we may be obligated to indemnify Starwood. Even if we are not responsible for such tax liabilities under the Tax Matters Agreement, we may be liable under applicable tax law for such liabilities if Starwood fails to pay such taxes. For two years after the Vistana Spin-Off, the Tax Matters Agreement prohibited Vistana and ILG from taking certain actions involving their stock or Vistana’s assets because the Vistana Spin-Off would be taxable to Starwood (but not to Starwood shareholders) pursuant to Section 355(e) of the Internal Revenue Code if there was a direct or indirect 50% or greater change in Vistana’s ownership as part of a plan or series of related transactions including the Vistana Spin-Off. The Vistana acquisition was not expected to violate this rule because Starwood shareholders held over 50% by vote and value of ILG stock (and, thus, indirectly, of Vistana) immediately after the Vistana acquisition. However, the ILG Acquisition diluted the indirect ownership of Vistana by its former shareholders below 50%. We received an opinion from KPMG LLP that entering into the ILG Acquisition would not affect the tax-free status of the Vistana Spin-Off; however, this opinion does not bind the Internal Revenue Service ( the “IRS”) or any court. If the IRS asserts that the ILG Acquisition is part of a plan or series of related transactions including the Vistana Spin-Off and the Vistana acquisition, and this assertion is sustained, the Vistana Spin-Off would be subject to the application of Section 355(e) of the Code, and we would be liable to indemnify Starwood (or Marriott International) for any resulting tax liability pursuant to the Tax Matters Agreement.
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2022, our vacation ownership portfolio consisted of over 120 properties in the United States and thirteen other countries and territories. These properties are described in Part I, Item 1, “Business” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts in our Vacation Ownership segment, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. The leases for our current corporate headquarters in Orlando, Florida are set to expire in 2027. In 2020, we entered into a lease agreement, that was amended during 2021, for our new global headquarters office building in Orlando, Florida, which is expected to be substantially complete in the first half of 2023. See Footnote 14 “Leases” for additional information.
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
Holders of Record
On February 21, 2023, there were 23,506 holders of record of our common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2022 – October 31, 2022	387,544	$135.84	387,544	$391,193,305
November 1, 2022 – November 30, 2022	312,283	$142.93	312,283	$346,558,043
December 1, 2022 – December 31, 2022	539,270	$141.06	539,270	$270,489,176
Total	1,239,097	$139.90	1,239,097	$270,489,176
_________________________
(1)On September 13, 2021, our Board of Directors authorized a share repurchase program under which we were authorized to purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. On February 22, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock, and extended the term of our existing share repurchase program to March 31, 2023. On August 1, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of our common stock and extended the term of our existing share repurchase program to June 30, 2023.

Performance Graph

Comparison of Cumulative Total Return
$160
$140
$120
$100
$80
$60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Marriott Vacations Worldwide Corporation
S&P MidCap 400 Index
S&P Composite 1500 Hotels, Resorts & Cruise Lines Index

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index (which has included our common stock since the acquisition of ILG), and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2017. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.
Item 6.     Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
You should read the following discussion of our results of operations and financial condition together with our audited historical consolidated financial statements and accompanying notes in Part II, “Item 8. Financial Statements and Supplementary Data,” and Part I, “Item 1. Business,” of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in the sections of this Annual Report entitled “Risk Factors” and “Special Note About Forward-Looking Statements.”
Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report may not, however, necessarily reflect what our financial condition, results of operations and cash flows may be in the future.
Our discussion and analysis of fiscal year 2022 to fiscal year 2021 is included herein. Our discussion and analysis of fiscal year 2021 to fiscal year 2020 has been omitted from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 1, 2022.
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
Our Exchange & Third-Party Management segment includes exchange networks and membership programs, as well as the provision of management services to other resorts and lodging properties. As of May 2022, we provided these services through our Interval International and Aqua-Aston businesses. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and association management, and other related products and services. In April 2022, we disposed of VRI Americas after determining that the business was not a core component of our future growth strategy and operating model. This business was a component of our Exchange and Third-Party Management segment through the date of the sale. See Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information regarding this disposition.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to Consolidated Property Owners’ Associations.
Integration of Marriott-, Sheraton- and Westin- Branded Vacation Ownership Products
Part of the rationale for our acquisition of ILG in 2018 was to achieve operating efficiencies and business growth by leveraging the brands licensed by Marriott International and its subsidiaries to us and to ILG. In 2016, Marriott International purchased Starwood Hotels and Resorts Worldwide, Inc., which at the time exclusively licensed the Sheraton and Westin vacation ownership brands to Legacy-ILG. In August 2022, we launched Abound by Marriott Vacations, a new owner benefit and exchange program which affiliates the Marriott, Sheraton and Westin vacation ownership brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott-, Sheraton- and Westin-branded VOIs can access over 90 resorts under the Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club brands using a common currency. The program also harmonizes fee structures and owner benefit levels and allows us to transition most of our Legacy-ILG sales galleries to sell our Marriott Vacation Club Destinations product. Further, in late 2022, we added certain Sheraton- and Westin- branded VOIs to the Marriott Vacation Club Destinations product.
Acquisition of Welk
On April 1, 2021, we completed the Welk Acquisition, after which Welk became our indirect wholly-owned subsidiary. In April 2022, we introduced the Hyatt Vacation Club and rebranded Legacy-Welk’s vacation ownership program as the Hyatt Vacation Club Platinum Program, enabling Legacy-Welk sales centers to sell a Hyatt-branded vacation ownership product. Most Legacy-Welk resorts are now available for rental stays through Hyatt.com.
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (also referred to as “VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of our contracts with the customer and business practices, control of the vacation ownership product has historically transferred to the customer at different points in time for each brand of VOIs. In the third quarter of 2022, we aligned our business practices and contract terms, resulting in the prospective change in the timing of the transfer of control to the customer for Marriott-branded VOIs. Prior to these changes, control transfer occurred at closing for Marriott-branded vacation ownership products. Subsequent to this alignment, transfer of control of Marriott-branded vacation ownership products occurs at expiration of the statutory rescission period, consistent with the historical timing of Sheraton-, Westin- and Hyatt- branded transactions. Marriott-branded VOI sales contracts executed prior to these modifications have been accounted for with transfer of control of the VOI occurring at closing. Control transfer for Legacy-Welk VOIs continues to occur at closing.
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
Finally, as more fully described in “Financing” below, we record the difference between the contract receivable or vacation ownership note receivable and the consideration to which we expect to be entitled (also known as a vacation ownership notes receivable reserve or a sales reserve) as a reduction of revenues from the sale of vacation ownership products at the time we recognize revenues from a sale.
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
Cost of vacation ownership products includes costs to acquire, develop and construct our projects (also known as real estate inventory costs), other non-capitalizable costs associated with the overall project development process and settlement expenses associated with the closing process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or inventory costs for the project in a period, a non-cash adjustment is recorded on our income statements to true-up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, can have a positive or negative impact on our income statements.

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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was as follows:

	Fiscal Years
	2022	2021	2020
Average FICO score	734	732	730
The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten to fifteen years. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates. We may use incentives to encourage our customers to choose our financing. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition and the Welk Acquisition.
The interest income earned from our vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. Financing propensity was 54% in 2022 and 53% in 2021. We expect to continue offering financing incentive programs in 2023. Growing sales to first-time buyers, who are more likely to finance their purchases, remains an integral part of our overall marketing and sales strategy.
Acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and the estimated value of collateral securing the acquired vacation ownership notes receivable. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information regarding the accounting for acquired vacation ownership notes receivable.

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
Historical default rates, which represent defaults as a percentage of each year’s beginning gross vacation ownership notes receivable balance, were as follows:

	Fiscal Years
	2022	2021	2020
Historical default rates	4.5%	4.3%	6.3%
The increased default rates in 2020 were predominantly due to the impact of the COVID-19 pandemic on the performance of our vacation ownership notes receivable portfolio. In 2021 and 2022, default rates decreased compared to 2020 and the performance of our notes receivable portfolio returned to pre-pandemic levels. As a result of the unification of our Marriott-, Sheraton- and Westin- branded vacation ownership products under the Abound by Marriott Vacations program and stabilization of the default rates, in the third quarter of 2022, we combined and aligned our reserve methodology for vacation ownership notes receivable for our Marriott, Sheraton and Westin brands. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information.
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
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of unregistered inventory and owned-hotel properties. We also recognize rental revenue from the utilization of plus points under our points-based products when the points are redeemed for rental stays at one of our resorts or other third-party offerings, or upon expiration of the points. We obtain rental inventory from unsold inventory and inventory we control because owners have elected alternative usage options offered through our vacation ownership programs. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with Accounting Standards Codification (“ASC”) Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties through our Aqua-Aston business, and for the period prior to its disposition in the second quarter of 2022, VRI Americas. We also offer vacation rental offers known as Getaways to members of the Interval International network and certain other membership programs. Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations typically become available as Getaways as a result of seasonal oversupply or underutilized space in the applicable exchange program. We also source resort accommodations specifically for the Getaways program. Rental revenues associated with Getaways are reported net of related expenses.

Rental expenses include:
•Maintenance and other fees on unsold inventory;
•Costs to provide alternative usage options, including Marriott Bonvoy points, World of Hyatt points, and offerings available as part of third-party offerings, for owners who elect to exchange their inventory; and
•Marketing costs and direct operating and related expenses in connection with the rental business (such as housekeeping, labor costs, credit card expenses, and reservation services).
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), owner use and exchange behavior, unsold inventory on hand and keys allocated for preview stays. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain luxury and other inventory is often limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our Vacation Ownership segment units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a primary unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.
Cost Reimbursements
Cost reimbursements include direct and indirect costs that are reimbursed to us by owners’ associations and customers under management contracts. All costs reimbursed to us by owners’ associations and customers, with the exception of taxes assessed by a governmental authority, are reported on a gross basis. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements consist of actual expenses with no added margin.
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense, which is included within Financing expense.
Transaction and Integration Costs
Transaction and integration costs primarily include fees paid to change-management consultants, technology-related costs associated with the integration of ILG and Welk and charges for employee retention, severance and other termination-related benefits. Transaction and integration costs also include costs related to the ILG and Welk Acquisitions, primarily for financial advisory, legal, and other professional service fees, as well as certain tax-related accruals.
Other Items
We measure operating performance using the key metrics described below:
•Contract sales from the sale of vacation ownership products:
•Total contract sales include contract sales from the sale of vacation ownership products including joint ventures. and
•Consolidated contract sales exclude contracts sales from the sale of vacation ownership products for non-consolidated joint ventures.
We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
•Development profit margin;
•Volume per guest (“VPG”), is calculated by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, and other sales that are not attributed to a tour at a sales location, by the number of tours at sales locations in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.
•Total active members is the number of Interval International network active members at the end of the applicable period. We consider active members to be an important metric because it represents the population of owners eligible to book transactions using the Interval International network.

•Average revenue per member is calculated by dividing membership fee revenue, transaction revenue, rental revenue, and other member revenue for the Interval International network by the monthly weighted average number of Interval International network active members during the applicable period. We believe this metric is valuable in measuring the overall engagement of our Interval International network active members.
•Segment financial results attributable to common shareholders represents revenues less expenses directly attributable to each applicable reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We consider this measure to be important in evaluating the performance of our reportable business segments. See Footnote 20 “Business Segments” to our Financial Statements for further information on our reportable business segments.
NM = Not meaningful.
CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2022	2021	2020
REVENUES
Sale of vacation ownership products	$1,618	$1,153	$546
Management and exchange	827	855	755
Rental	551	486	276
Financing	293	268	267
Cost reimbursements	1,367	1,128	1,042
TOTAL REVENUES	4,656	3,890	2,886
EXPENSES
Cost of vacation ownership products	289	250	150
Marketing and sales	807	617	386
Management and exchange	444	521	475
Rental	382	344	321
Financing	75	88	107
General and administrative	249	227	154
Depreciation and amortization	132	146	123
Litigation charges	11	10	6
Restructuring	—	—	25
Royalty fee	114	106	95
Impairment	2	3	100
Cost reimbursements	1,367	1,128	1,042
TOTAL EXPENSES	3,872	3,440	2,984
Gains (losses) and other income (expense), net	40	(51)	(26)
Interest expense	(118)	(164)	(150)
Transaction and integration costs	(125)	(110)	(66)
Other	1	2	—
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	582	127	(340)
(Provision for) benefit from income taxes	(191)	(74)	84
NET INCOME (LOSS)	391	53	(256)
Net income attributable to noncontrolling interests	—	(4)	(19)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$391	$49	$(275)

Operating Statistics

	Fiscal Years			2022 vs. 2021
(Contract sales $ in millions)	2022	2021	2020	Change
Vacation Ownership
Total contract sales	$1,874	$1,411	$669	$463	33%
Consolidated contract sales	$1,837	$1,374	$654	$463	34%
Joint venture contract sales	$37	$37	$15	$—	(1%)
VPG	$4,421	$4,356	$3,767	$65	1%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,566	1,296	1,518	270	21%
Average revenue per member	$157.97	$179.48	$144.97	$(21.51)	(12%)
Revenues

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Vacation Ownership	$4,342	$3,539	$2,530	$803	23%
Exchange & Third-Party Management	291	320	309	(29)	(9%)
Total Segment Revenues	4,633	3,859	2,839	774	20%
Consolidated Property Owners' Associations	23	31	47	(8)	(24%)
Total Revenues	$4,656	$3,890	$2,886	$766	20%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to shareholders. We also use Adjusted EBITDA, as do analysts, lenders, investors, and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others, of results from our on-going core operations before the impact of these items with results from other companies.
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

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Net income (loss) attributable to common shareholders	$391	$49	$(275)	$342	NM
Interest expense	118	164	150	(46)	(28%)
Tax provision (benefit)	191	74	(84)	117	159%
Depreciation and amortization	132	146	123	(14)	(10%)
EBITDA	832	433	(86)	399	93%
Share-based compensation	39	51	37	(12)	(23%)
Certain items	95	173	284	(78)	(46%)
Adjusted EBITDA	$966	$657	$235	$309	47%
Adjusted EBITDA margin	29%	24%	13%	5 pts
In the third quarter of 2022, in connection with the unification of the our Marriott-, Westin-, and Sheraton- branded vacation ownership products under the Abound by Marriott Vacations program, we aligned our business practices and contract terms for the sale of vacation ownership products (the “Contract alignment”), resulting in the prospective acceleration of revenue for the sale of Marriott-branded VOIs. The Contract alignment increased Net income attributable to common shareholders and Adjusted EBITDA by $34 million and $46 million in 2022, respectively. In addition, we combined and aligned our reserve methodology for vacation ownership notes receivable for these brands (the “Reserve alignment”), resulting in a $4 million increase in Net income attributable to common shareholders and a $5 million increase in Adjusted EBITDA. Together, these changes are hereinafter referred to as the “Alignment.” See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information on the Reserve Alignment.
The table below details the components of Certain items for 2022 and 2021.

	Fiscal Years
($ in millions)	2022		2021
ILG integration	$82		$93
Welk acquisition and integration	14		16
I/T transformation	16		—
Other transformation initiatives	10		—
Other transaction costs	3		1
Transaction and integration costs		125		110
Purchase accounting adjustments		11		10
Litigation charges		11		10
Impairment		2		3
Early redemption of senior unsecured notes	—		55
Gain on disposition of hotel	(33)		—
Gain on disposition of VRI Americas	(17)		—
Foreign currency translation	10		—
Insurance proceeds	(6)		—
Change in indemnification asset	3		(7)
Other	3		3
(Gains) losses and other (income) expense, net		(40)		51
Expiration/forfeiture of deposits on pre-acquisition preview packages		(6)		—
Early termination of VRI management contract		(2)		—
Eliminate impact of Consolidated Property Owners' Associations		—		(8)
Change in estimate relating to pre-acquisition contingencies		(12)		—
Other		6		(3)
Total Certain items		$95		$173

Segment Adjusted EBITDA

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Vacation Ownership	$1,033	$699	$229	$334	48%
Exchange & Third-Party Management	148	144	119	4	3%
Segment Adjusted EBITDA	1,181	843	348	338	40%
General and administrative	(215)	(186)	(118)	(29)	(16%)
Consolidated Property Owners' Associations	—	—	5	—	NM
Adjusted EBITDA	$966	$657	$235	$309	47%
The following tables present segment financial results for our reportable segments reconciled to Adjusted EBITDA.
Vacation Ownership

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Segment financial results	$961	$585	$71	$376	64%
Depreciation and amortization	92	89	79	3	4%
Share-based compensation	7	6	6	1	21%
Certain items	(27)	19	73	(46)	NM
Segment Adjusted EBITDA	$1,033	$699	$229	$334	48%
We recognized an additional $51 million of Adjusted EBITDA in the Vacation Ownership segment during 2022 as a result of the Alignment. The table below details the components of Certain items for the Vacation Ownership segment financial results for 2022 and 2021.

	Fiscal Years
($ in millions)	2022		2021
Transaction and integration costs		$3		$2
Purchase accounting adjustments		11		10
Litigation charges		9		9
Impairment		2		—
Gain on disposition of hotel	(33)		—
Insurance proceeds	(4)		—
Other	—		(1)
(Gains) losses and other (income) expense, net		(37)		(1)
Expiration/forfeiture of deposits on pre-acquisition preview packages		(6)		—
Change in estimate relating to pre-acquisition contingencies		(12)		—
Other		3		(1)
Total Certain items		$(27)		$19
Exchange & Third-Party Management

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Segment financial results	$132	$93	$(14)	$39	42%
Depreciation and amortization	31	48	32	(17)	(36%)
Share-based compensation	2	2	2	—	12%
Certain items	(17)	1	99	(18)	NM
Segment Adjusted EBITDA	$148	$144	$119	$4	3%
Certain items for the Exchange & Third-Party Management segment for 2022 consisted of $17 million of gains and other income related to the strategic disposition of our VRI Americas business and $2 million of revenue associated with an early termination of a VRI management contract, offset by $2 million of foreign currency translation losses.

Certain items for the Exchange & Third-Party Management segment for 2021 consisted of $1 million of COVID-19 related restructuring costs.
BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 20 “Business Segments” to our Financial Statements for further information on our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2022	2021	2020
REVENUES
Sale of vacation ownership products	$1,618	$1,153	$546
Resort management and other services	534	470	356
Rental	509	446	239
Financing	293	268	265
Cost reimbursements	1,388	1,202	1,124
TOTAL REVENUES	4,342	3,539	2,530
EXPENSES
Cost of vacation ownership products	289	250	150
Marketing and sales	807	617	386
Resort management and other services	240	200	136
Rental	400	394	363
Financing	75	88	106
Depreciation and amortization	92	89	79
Litigation charges	9	9	6
Restructuring	—	—	15
Royalty fee	114	106	95
Impairment	2	—	8
Cost reimbursements	1,388	1,202	1,124
TOTAL EXPENSES	3,416	2,955	2,468
Gains and other income, net	37	1	12
Transaction and integration costs	(3)	(2)	(3)
Other	1	2	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$961	$585	$71
Contract Sales

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Total consolidated contract sales	1,837	1,374	654	463	34%
Joint venture contract sales	37	37	15	—	(1%)
Total contract sales	$1,874	$1,411	$669	$463	33%

Sale of Vacation Ownership Products

	Fiscal Years						2022 vs. 2021
($ in millions)	2022	% of Consolidated Contract Sales, Net of Resales	2021	% of Consolidated Contract Sales, Net of Resales	2020	% of Consolidated Contract Sales, Net of Resales	Change
Total contract sales	$1,874		$1,411		$669		$463	33%
Less resales contract sales	(40)		(26)		(12)		(14)
Less joint venture contract sales	(37)		(37)		(15)		—
Consolidated contract sales, net of resales	1,797		1,348		642		449
Plus:
Settlement revenue	36	2%	28	2%	14	2%	8
Resales revenue	20	1%	12	1%	7	1%	8
Revenue recognition adjustments:
Reportability	43	2%	(44)	(3%)	58	9%	87
Sales reserve	(170)	(9%)	(101)	(7%)	(129)	(20%)	(69)
Other(1)	(108)	(6%)	(90)	(7%)	(46)	(7%)	(18)
Sale of vacation ownership products	$1,618	90%	$1,153	86%	$546	85%	$465	40%
_______________
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
2022 Compared to 2021
The higher contract sales performance reflects the continued ramp-up of the business following the initial impact of the COVID-19 pandemic and $24 million of Legacy-Welk contract sales in the first quarter of 2022 (Legacy-Welk was acquired in the second quarter of 2021). The Contract alignment resulted in an increase in reportability of $58 million in 2022.
The increase in the sales reserve as a percentage of Consolidated contract sales, net of resales is attributed to the Reserve alignment ($19 million or 110bps) recorded in the third quarter of 2022, the increase in reportability (40bps), an increase attributed to higher Legacy-Welk contract sales which carry a higher reserve rate (30bps), and an increase in financing propensity (20bps). The Reserve alignment was offset by a corresponding decrease in the acquired reserve for vacation ownership notes receivable recorded as a reduction of Financing expenses. Excluding the impact of the Alignment, Sale of vacation ownership products increased $426 million or 37%.
Development Profit

	Fiscal Years						2022 vs. 2021
($ in millions)	2022	% of Revenue	2021	% of Revenue	2020	% of Revenue	Change
Sale of vacation ownership products	$1,618		$1,153		$546		$465	40%
Cost of vacation ownership products	(289)	(18%)	(250)	(22%)	(150)	(28%)	(39)	(16%)
Marketing and sales	(807)	(50%)	(617)	(54%)	(386)	(71%)	(190)	(31%)
Development profit	$522		$286		$10		$236	82%
Development profit margin	32.2%		24.8%		1.8%		7.4 pts
2022 Compared to 2021
Cost of vacation ownership products included favorable product cost true ups of $24 million and $10 million during 2022 and 2021, respectively. Marketing and sales in 2022 was reduced by $6 million of lower marketing and sales associated with expired or forfeited deposits on pre-acquisition preview packages. Excluding the impact of the Alignment, Development profit increased $204 million and Development profit margin increased to 31.0%. We expect future development profit margins to remain above pre-pandemic levels and in line with recent results.

Resort Management and Other Services Revenues, Expenses and Profit

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Management fee revenues	$166	$158	$149	$8	5%
Ancillary revenues	241	188	89	53	28%
Other management and exchange revenue	127	124	118	3	4%
Resort management and other services revenues	534	470	356	64	14%
Resort management and other services expenses	(240)	(200)	(136)	(40)	(20%)
Resort management and other services profit	$294	$270	$220	$24	9%
Resort management and other services profit margin	55.1%	57.5%	61.8%	(2.4 pts)
Resort occupancy(1)	89.3%	81.6%	57.2%	7.7 pts
_________________________
(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
2022 Compared to 2021
Resort management and other services revenues reflect $50 million of higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of an increase in occupied keys (0.9 million keys or 13%) at resorts with ancillary business and a 14% increase in revenue per occupied key, $6 million of revenues relating to the Welk Acquisition, which we acquired in the second quarter of 2021, $5 million of increased commissions on third-party offerings and higher management fees, and $3 million attributed to higher annual club dues.
The increase in resort management and other services profit reflects $10 million of higher ancillary profit and higher management fee revenues, partially offset by higher customer services expenses due to wage increases and improvements in service levels. Ancillary profit margin remained in line with the prior year because we raised pricing and optimized our food and beverage offerings to offset wage pressures. We expect future ancillary profit margins to remain in line with recent results.
Rental Revenues, Expenses and Margin

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Rental revenues	$509	$446	$239	$63	14%
Rental expenses	(400)	(394)	(363)	(6)	(2%)
Rental profit	$109	$52	$(124)	$57	110%
Rental profit margin	21.4%	11.7%	NM	9.7 pts

	Fiscal Years			2022 vs. 2021
(transient keys in millions)	2022	2021	2020	Change
Transient keys rented(1)	2.1	1.9	0.2	0.1	7%
Average transient key rate	$268.39	$245.79	$219.82	$22.60	9%
Rental occupancy(2)	70.3%	55.1%	24.0%	15.2 pts
_________________________
(1)Transient keys rented exclude those obtained through the use of plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
2022 Compared to 2021
Rental profit for transient keys associated with our vacation ownership operations improved by $45 million (97%) in 2022 while rental profit for our owned hotels improved by $12 million (231%). The improvement in rental profit resulted from an increase in transient keys rented and a higher average transient rate due to the continued ramp-up of the business following the waning impact of the COVID-19 pandemic starting late in the prior year first quarter net of higher associated tidy and variable costs, a $17 million increase in allocations of rental costs to marketing and sales expense for marketing purposes and

$5 million from higher plus point revenue. These increases were partially offset by $36 million of higher costs associated with higher owner utilization of third-party vacation and other offerings, and excess inventory on hand compared to 2021. In addition to these variances, there was a $52 million higher net down of rental revenues and expense in 2022 associated with unsold VOIs that are registered and held for sale.
Financing Revenues, Expenses and Margin

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Financing revenues	$293	$268	$265	$25	9%
Financing expenses	(20)	(38)	(48)	18	48%
Consumer financing interest expense	(55)	(50)	(58)	(5)	(10%)
Financing profit	$218	$180	$159	$38	22%
Financing profit margin	74.5%	67.1%	59.8%	7.4 pts
Financing propensity	54%	53%	51%
2022 Compared to 2021
Financing revenues reflect $23 million of higher interest income (including $10 million attributed to the lack of comparability due to the Welk Acquisition in the second quarter of 2021 and $13 million as a result of a higher average vacation ownership notes receivable balance and a slightly higher average interest rate driven by mix of customers and brands) and $2 million of lower plus point financing incentive costs year-over-year. We plan to continue offering financing incentives to certain customers in the future.
Financing expenses decreased $19 million due to the Reserve alignment, which reduced the reserve related to our acquired vacation ownership notes receivable (recorded as a reduction of Financing expenses), partially offset by higher other expenses and an increase to our reserve for originated vacation ownership notes receivable (which is recorded as a reduction of Sales of vacation ownership products), partially offset by $1 million lower lien fee income. The increase in consumer financing interest expense is attributable to the higher average securitized debt at a higher average interest rate for the more recent term securitization transactions. We expect consumer financing interest expense to continue to remain elevated over our average outstanding interest rates on existing securitization transactions as a result of rising interest rates and we expect originations of vacation ownership notes receivable to outpace payoffs. We do not adjust interest rates, on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; thus we expect our financing profit margin to decrease in 2023, as we repay existing securitization transactions with historically low interest rates and enter into new securitization transactions with higher interest rates.
Depreciation and Amortization

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Depreciation and amortization	$92	$89	$79	$3	4%
2022 Compared to 2021
The increase in depreciation and amortization expense is attributed to an additional $2 million of depreciation expense associated with completed VOIs that are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products and $1 million attributed to the inclusion of expense associated with assets acquired in the Welk Acquisition for an additional quarter in 2022 compared to 2021.
Litigation Charges

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Litigation charges	$9	$9	$6	$—	(3%)
2022 Compared to 2021
During 2022 and 2021, the litigation charges relate primarily to our business in Europe.

Royalty Fee

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Royalty fee	$114	$106	$95	$8	7%
2022 Compared to 2021
The increase in royalty fee expense included $6 million from an increase in the dollar volume of closings, $3 million from a contractual increase in the fixed portion of the royalty fee owed to Marriott International, and $1 million relating to the commencement of variable royalty fees for Hyatt in the fourth quarter of 2022, partially offset by $2 million from an increase in sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales of our inventory (one percent versus two percent).
Gains and Other Income

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Gains and other income, net	$37	$1	$12	$36	NM
During 2022, we recorded gains and other income of $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, $3 million related to receipt of business interruption insurance proceeds, and $1 million related to property insurance proceeds.
Transaction and Integration Costs

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Transaction and integration costs	$(3)	$(2)	$(3)	$(1)	(62%)
In 2022, we incurred $2 million of transaction costs associated with our capital efficient inventory arrangement in Waikiki and $1 million for costs incurred to identify required upgrades of acquired properties to meet brand standards.

EXCHANGE & THIRD-PARTY MANAGEMENT
Our Exchange & Third-Party Management segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers by providing vacation exchange and management services, including vacation rentals and other services. We provide these services through our Interval International and Aqua-Aston businesses. Our results include those of VRI Americas for the period prior to its disposition in the second quarter of 2022.

	Fiscal Years
($ in millions)	2022	2021	2020
REVENUES
Management and exchange	$226	$233	$211
Rental	42	40	37
Financing	—	—	2
Cost reimbursements	23	47	59
TOTAL REVENUES	291	320	309
EXPENSES
Management and exchange	120	131	122
Rental	—	—	11
Financing	—	—	1
Depreciation and amortization	31	48	32
Restructuring	—	1	4
Impairment	—	—	92
Cost reimbursements	23	47	59
TOTAL EXPENSES	174	227	321
Gains (losses) and other income (expense), net	15	—	(2)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$132	$93	$(14)
Management and Exchange Profit

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Management and exchange revenue	$226	$233	$211	$(7)	(3%)
Management and exchange expense	(120)	(131)	(122)	11	9%
Management and exchange profit	$106	$102	$89	$4	4%
Management and exchange profit margin	47.0%	43.8%	41.6%	3.2 pts

	Fiscal Years			2022 vs. 2021
	2022	2021	2020	Change
Total active members at end of period (000's)	1,566	1,296	1,518	270	21%
Average revenue per member	$157.97	$179.48	$144.97	$(21.51)	(12%)
2022 Compared to 2021
The decrease in management and exchange revenue reflects $18 million of lower revenue due to the disposition of our VRI Americas business during the second quarter of 2022, partially offset by $10 million and $1 million of higher management fees and ancillary revenues, respectively, at Aqua-Aston managed properties due to the continued ramp-up of business in Hawaii subsequent to the initial impact of the COVID-19 pandemic.
For Interval International, revenue was in line with the prior year period while average revenue per member decreased 12% over the prior year comparable period. This decline was due, in part, to recently added affiliations, for which we expect exchange activity to ramp up over time and lower inventory levels in the first half of 2022. The increase in management and exchange profit primarily reflected $10 million of higher profit at Aqua-Aston, partially offset by $6 million of lower profit due to the disposition of our VRI Americas business during the second quarter of 2022. Management and exchange profit and profit margin excluding the impact of the disposition of VRI Americas would have increased by $10 million and 11%, respectively, during 2022.
Rental Revenues, Expenses and Margin

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Rental revenues	$42	$40	$37	$2	4%
2022 Compared to 2021
Results reflect a $1 million increase in gross Getaways revenues, driven by an 8% increase in the average Getaways fee, partially offset by a 6% decline in transactions and a $1 million increase in revenue from other rental operations. Rental inventory procurement costs, which are recorded net within Rental revenues, were in line with the prior year. The decline in Getaways transactions reflects fewer owner deposits in 2022 as more members chose to occupy their home resorts rather than exchange for usage through Interval International, which put pressure on the inventory available for Getaways.
Depreciation and Amortization

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Depreciation and amortization	$31	$48	$32	$(17)	(36%)
2022 Compared to 2021
The decrease in depreciation and amortization expense in 2022 relates to a true-up made to accelerate depreciation on a technology asset in 2021 of $12 million.
Losses and Other Expense

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Gains (losses) and other income (expense), net	$15	$—	$(2)	$15	NM
2022 Compared to 2021
During 2022, we recorded a $17 million gain related to the sale of our VRI Americas business, partially offset by $2 million of foreign currency translation. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.

CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Fiscal Years
($ in millions)	2022	2021	2020
REVENUES
Resort management and other services	$67	$152	$188
Cost reimbursements	(44)	(121)	(141)
TOTAL REVENUES	23	31	47
EXPENSES
Resort management and other services	84	190	217
Rental	(18)	(50)	(53)
General and administrative	249	227	154
Depreciation and amortization	9	9	12
Litigation charges	2	1	—
Restructuring	—	(1)	6
Impairment	—	3	—
Cost reimbursements	(44)	(121)	(141)
TOTAL EXPENSES	282	258	195
Losses and other expense, net	(12)	(52)	(36)
Interest expense	(118)	(164)	(150)
Transaction and integration costs	(122)	(108)	(63)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(511)	(551)	(397)
(Provision for) benefit from income taxes	(191)	(74)	84
Net income attributable to noncontrolling interests	—	(4)	(19)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(702)	$(629)	$(332)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance, which represents the portion related to third-party VOI owners.

	Fiscal Years
($ in millions)	2022	2021	2020
REVENUES
Resort management and other services	$64	$152	$188
Cost reimbursements	(44)	(121)	(141)
TOTAL REVENUES	20	31	47
EXPENSES
Resort management and other services	84	190	217
Rental	(18)	(50)	(53)
Cost reimbursements	(44)	(121)	(141)
TOTAL EXPENSES	22	19	23
Losses and other expense, net	(3)	(4)	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(5)	8	24
Provision for income taxes	(1)	(1)	—
Net income attributable to noncontrolling interests	—	(4)	(19)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6)	$3	$5
Pursuant to a change in control of certain Consolidated Property Owners’ Associations, we no longer consolidate these owners’ associations and we recorded a non-cash loss of $3 million in Gains (losses) and other income (expense), net on our Income Statement for the year ended December 31, 2022. We continue to act as manager for these owners’ associations pursuant to existing management contracts and we retain membership interests in these owners’ associations via our ownership of VOIs.
General and Administrative

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
General and administrative	$249	$227	$154	$22	10%
2022 Compared to 2021
During 2022, General and administrative expenses increased $22 million, attributed to transformation initiative spending, including procurement and artificial intelligence capabilities, business travel related expenses and other miscellaneous costs. Compensation related costs remained relatively flat due to an increase in wages and benefits of $14 million, offset by $12 million and $4 million of lower stock compensation expense and bonus expense, respectively.
Losses and Other Expense

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Losses and other expense, net	$(12)	$(52)	$(36)	$40	76%
2022
In 2022, we recorded $8 million of foreign currency translation losses, $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, $3 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International, partially offset by $2 million of proceeds from corporate owned life insurance.

2021
In 2021, we recorded $55 million of expense related to the early redemption of senior unsecured notes, and $4 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, partially offset by $7 million related to a true-up of a Marriott International indemnification receivable upon settlement (the true-up to the offsetting accrual is included in the Provision for income taxes line).
Interest Expense

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Interest expense	$(118)	$(164)	$(150)	$46	28%
2022 Compared to 2021
The decrease in interest expense is attributable to redemption of higher coupon debt in 2021, which was refinanced at lower rates, and the adoption in 2022 of new accounting guidance related to convertible debt (see Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements). The decrease in interest expense was partially offset by increases in borrowings under our revolving credit facilities.
Transaction and Integration Costs

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
Transaction and integration costs	$(122)	$(108)	$(63)	$(14)	(13%)
2022 Compared to 2021
During 2022, Transaction and integration costs included $82 million of ILG integration-related costs, $16 million of other integration costs, $14 million of Welk Acquisition and integration-related costs, and $10 million of other transaction and integration-related costs.
During 2021, Transaction and integration costs included $93 million of ILG integration-related costs, and $16 million of Welk Acquisition and integration-related costs, partially offset by $1 million of other transaction and integration-related costs.
ILG Acquisition and integration costs primarily relate to the integration of the Sheraton, Westin and Marriott vacation ownership platforms and brands, including upgrading and combining information technology systems in order to create integrated servicing capabilities across brands. These costs, which primarily relate to the implementation of multiple software applications and other enabling technologies, were expensed as incurred and do not include costs to maintain the applications and systems once they are in productive use. As part of the integration of the ILG business, we have been working towards improving the customer experience via enhancing self-service tools and streamlining our business processes through technology. While this effort is in process and we have experienced some servicing delays and website outages, as phases of the effort are completed, we expect these changes will provide enhanced owner and member experiences.
In addition, in April 2021, similar integration opportunities were introduced, albeit it on a smaller scale, when we completed the Welk Acquisition. The ILG and Welk acquisitions presented the opportunity for us to transform our business by integrating the acquired platforms with our existing platforms.
Income Tax

	Fiscal Years			2022 vs. 2021
($ in millions)	2022	2021	2020	Change
(Provision for) benefit from income taxes	$(191)	$(74)	$84	$(117)	(159%)
2022 Compared to 2021
The change in the (Provision for) benefit from income taxes is predominately attributable to an increase in pre-tax income for fiscal year 2022.

Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand, cash generated from operations, our ability to raise capital through securitizations in the ABS market, our ability to issue new, and refinance existing, debt, and, to the extent necessary, our ability to access funds under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements, and return capital to shareholders. We continuously monitor the capital markets to evaluate the effect that changes in market conditions may have on our ability to fund our liquidity needs.
Excluding the impact of the Alignment, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 2.8 at December 31, 2022, which is within our targeted leverage range of 2.5x to 3.0x. Excluding the redemption of the 2025 Notes subsequent to the end of 2022, we have no material maturities of corporate debt until 2025.
As of December 31, 2022, our corporate debt, excluding finance leases and including the impact of interest rate hedges, had a weighted average interest rate of 3.7%, and 92% of such corporate debt accrued interest at a fixed rate.
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
Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, the majority of the notes receivable originated in connection with the sale of vacation ownership products to institutional investors in the ABS term securitization market. These vacation ownership notes receivable securitizations provide liquidity for general corporate purposes. In a vacation ownership notes receivable term securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. In connection with each vacation ownership notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized vacation ownership notes receivable or, in some cases, over-collateralization and cash reserve accounts. Typically, we receive cash at inception of the term securitization transaction for the amount of notes issued less fees and monies held in reserve and we receive cash during the life of the transaction in amounts reflecting the excess spread of interest received on the related vacation ownership notes receivable less the interest payable on the ABS securities, less administrative fees and amounts from related vacation ownership notes receivable that default. We completed two term securitization transactions in 2022 resulting in net proceeds of $621 million.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2022, and as of December 31, 2022, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $8.1 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
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
As of December 31, 2022, $72 million of gross vacation ownership notes receivable were eligible for securitization.

Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions, and expires on March 31, 2027. At December 31, 2022, no borrowings were outstanding on our Revolving Corporate Credit Facility and $1 million of letters of credit were outstanding. See Footnote 16 “Debt” to our Financial Statements for more information on interest rates pertaining to this facility.
Issuance of Senior Notes and Convertible Debt
Our ability to access the public debt markets through the issuance of senior notes and convertible debt remained strong during the COVID-19 pandemic. We accessed the public debt markets every year between 2017 and 2022, including a $500 million senior note issuance during the height of the COVID-19 pandemic in May 2020.
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
Cash and cash equivalents on hand at December 31, 2022 totaled $524 million, an increase of $182 million from December 31, 2021, primarily reflecting $653 million associated with net cash and cash equivalents provided by operating activities, $331 million of proceeds from the issuance of convertible notes in excess of repayments (net of the temporary refinancing of the 2022 Convertible Notes on our Revolving Corporate Credit Facility), $86 million of new securitized debt borrowings in excess of repayments, investing cash inflow related to the disposition of subsidiaries of $94 million, $43 million of proceeds from the issuance of warrants, and $7 million other net proceeds, partially offset by the repurchase of common stock of $701 million, $107 million for the purchase of convertible note hedges, payment of dividends of $99 million, capital expenditures for property and equipment (excluding inventory) of $65 million, $19 million of debt issuance costs and payments on finance leases, $23 million for payment of withholding taxes on vesting of restricted stock units and $18 million in purchases of company owned life insurance.
Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occur in either the fourth quarter or the first quarter of each year. Cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points products, and in the first quarter for our weeks-based products. In addition, significant compensation-related cash outflows occur in the first quarter of each year associated with payment of annual bonuses.
Operations
In addition to net income or loss and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less Than (In Excess of) Cost of Sales

	Fiscal Years
($ in millions)	2022	2021	2020
Inventory spending	$(138)	$(153)	$(98)
Purchase of vacation ownership units for future transfer to inventory	(12)	(98)	(61)
Inventory costs	242	212	117
Inventory spending less than (in excess of) cost of sales	$92	$(39)	$(42)
While we have significant excess inventory on hand, we will continue to selectively pursue growth opportunities by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations through transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership transaction structures may consist of the development of new inventory, or the conversion of previously built units, by third parties, that we may purchase just prior to the time we need the inventory to support future sales. In addition, we may develop inventory in key markets where opportunities generate acceptable risk adjusted returns.
Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons, by repurchasing inventory, we expect to be able to help stabilize the future cost of our vacation ownership products.
Our spending for real estate inventory in 2022 was lower than cost of sales and was primarily related to our VOI repurchase program. We acquired a higher amount of previously sold VOIs in 2022 due to the reinstatement of our VOI repurchase programs that were suspended as part of the cash preservation measures implemented in response to the COVID-19 pandemic. We expect inventory spending to be less than cost of sales for 2023.
Vacation Ownership Notes Receivable Collections (Less Than) In Excess of Originations

	Fiscal Years
($ in millions)	2022	2021	2020
Vacation ownership notes receivable collections — non-securitized	$196	$129	$217
Vacation ownership notes receivable collections — securitized	446	557	403
Vacation ownership notes receivable originations	(980)	(750)	(377)
Vacation ownership notes receivable collections (less than) in excess of originations	$(338)	$(64)	$243
The increase in sales of vacation ownership products subsequent to the COVID-19 pandemic combined with an increase in financing propensity (54% in 2022 compared to 53% in 2021) outpaced collections of vacation ownership notes receivable.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the year ended December 31, 2022	5,091,823	701	137.83
As of December 31, 2022	22,773,218	$2,119	$93.06
See Footnote 17 “Shareholders' Equity” to our Financial Statements for further information related to our current share repurchase program, including the additional share repurchase authorization and extension approved by our Board of Directors during 2022.
Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock during the year ended December 31, 2022 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 9, 2021	December 23, 2021	January 6, 2022	$0.54
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
May 12, 2022	May 26, 2022	June 9, 2022	$0.62
September 8, 2022	September 22, 2022	October 6, 2022	$0.62
On December 1, 2022, our Board of Directors declared a quarterly dividend of $0.72 per share that was paid subsequent to the end of 2022, on January 5, 2023, to shareholders of record as of December 22, 2022.
Subsequent to the end of 2022, on February 16, 2023, our Board of Directors declared a quarterly dividend of $0.72 per share to be paid on March 16, 2023 to shareholders of record as of March 2, 2023.
We currently expect to pay quarterly dividends in the future, but any future dividend payments will be subject to Board of Directors approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit the payment of dividends. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at any particular rate or at all.
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of December 31, 2022:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt(1)	$3,502	$365	$991	$1,262	$884
Securitized debt(1) (2)	2,224	234	598	423	969
Purchase obligations(3)	355	73	228	49	5
Operating lease obligations	135	28	45	31	31
Finance lease obligations(4)	283	8	12	7	256
Other long-term obligations(5)	20	13	5	1	1
	$6,519	$721	$1,879	$1,773	$2,146
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
(4)Includes interest.
(5)Primarily relates to future guaranteed purchases of rental inventory of $7 million, and our commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees, of $10 million.
In the normal course of our resort management business, we enter into purchase commitments on behalf of owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the resorts, these obligations have minimal impact on our net income and cash flow. These purchase commitments are excluded from the table above.
Leases That Have Not Yet Commenced
During 2020, we entered into a finance lease arrangement, that was amended in 2021, for our new global headquarters office building in Orlando, Florida. The new global headquarters office building is expected to be substantially complete in the first half of 2023, at which time the lease term will commence and a right-of-use asset and corresponding lease liability will be recorded on our balance sheet. Total payments for the initial lease term (approximately 16 years) plus, at our option, two five-year renewal terms, is $249 million. Also see Footnote 14 “Leases” to our Financial Statements.
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
The following tables present consolidating financial information as of December 31, 2022, and for the fiscal year ended December 31, 2022, for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.

Condensed Consolidating Balance Sheet

	As of December 31, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$150	$119	$89	$166	$—	$524
Restricted cash	—	25	145	160	—	330
Accounts and contracts receivable, net	10	120	116	73	(27)	292
Vacation ownership notes receivable, net	—	132	195	1,871	—	2,198
Inventory	—	204	375	81	—	660
Property and equipment, net	—	202	659	278	—	1,139
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	880	31	—	911
Investments in subsidiaries	3,417	4,076	—	—	(7,493)	—
Other	106	129	228	78	(73)	468
Total assets	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639

Accounts payable	$60	$45	$166	$85	$—	$356
Advance deposits	—	63	79	16	—	158
Accrued liabilities	2	75	193	121	(22)	369
Deferred revenue	—	9	169	172	(6)	344
Payroll and benefits liability	—	139	86	26	—	251
Deferred compensation liability	—	110	27	2	—	139
Securitized debt, net	—	—	—	1,961	(23)	1,938
Debt, net	1,125	1,876	76	11	—	3,088
Other	—	1	148	18	—	167
Deferred taxes	—	89	291	—	(49)	331
MVW shareholders' equity	2,496	2,600	4,569	324	(7,493)	2,496
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639
Condensed Consolidating Statement of Income

	2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$887	$2,822	$979	$(32)	$4,656
Expenses	(22)	(1,066)	(2,265)	(753)	32	(4,074)
Benefit from (provision for) income taxes	(5)	45	(139)	(92)	—	(191)
Equity in net income (loss) of subsidiaries	418	534	—	—	(952)	—
Net income (loss)	391	400	418	134	(952)	391
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$391	$400	$418	$134	$(952)	$391
Recent Accounting Pronouncements
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for information regarding accounting standards adopted in 2022 and other new accounting standards that were issued but not effective as of December 31, 2022.

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
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for further information related to our critical accounting policies and estimates, which are as follows:
•Revenue recognition, including how we recognize revenue under ASC Topic 606 “Revenue from Contracts with Customers” for the sale of vacation ownership products, including our estimates of variable consideration. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenue. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information on our assessments of our originated vacation ownership notes receivable reserve.
•Purchase price allocations of business combinations, which is also discussed in Footnote 3 “Acquisitions and Dispositions” to our Financial Statements. Determining the fair value of the assets acquired and liabilities assumed as part of a business acquisition requires management to make significant judgements and estimates. On April 1, 2021, we acquired Welk (see Footnote 3 “Acquisitions and Dispositions” to our Financial Statements for further information).
•Inventories and cost of vacation ownership products, which requires estimation of future revenues and product costs to apply a relative sales value method specific to the vacation ownership industry and how we evaluate the fair value of our vacation ownership inventory.
•Valuation of goodwill and other intangible assets, including how we determine the fair value of goodwill and our other intangible assets and reporting units, and how we determine when an impairment loss should be recorded. During the fourth quarter of 2022, we conducted our annual goodwill impairment test and did not record any impairment charges. The estimated fair values of our reporting units exceeded their carrying amounts at the date of their most recent estimated fair value determination. During 2022, we evaluated our other intangible assets for impairment and did not record any impairment charges.
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
•Income taxes, including the accounting related to uncertain tax positions and the determination of valuation allowances on our deferred tax assets. The recognition and measurement of uncertain tax positions involves consideration of the amounts and probabilities of various outcomes that could be realized upon ultimate resolution. Tax valuation allowances are established to reduce deferred tax assets, such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income.

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
We are exposed to interest rate risk through borrowings on our Warehouse Credit Facility and our Corporate Credit Facility, which includes our Revolving Corporate Credit Facility and our Term Loan, as these facilities bear interest at variable rates. All other interest bearing debt, including securitized debt, incurs interest at fixed rates. Changes in interest rates also impact the fair value of our fixed-rate vacation ownership notes receivable and our fixed-rate debt.
As of December 31, 2022, approximately $784 million of our gross aggregate consolidated indebtedness (our Term Loan) was indexed to the USD London Interbank Offered Rate (“LIBOR”) and we were party to $550 million of derivative instruments indexed to LIBOR. The U.K. authority that regulates LIBOR announced that it will no longer permit new LIBOR contracts after December 31, 2021, and will not compel banks to submit rates for the calculation of LIBOR after June 2023. We intend to amend our Term Loan and derivative instruments to reference an alternative benchmark rate prior to the cessation of LIBOR. The use of an alternative benchmark rate could cause our interest expense to increase, which could adversely affect our financial condition, operating results and cash flows.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2022 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2023	2024	2025	2026	2027	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.6%	$52	$38	$35	$33	$32	$216	$406	$408
Vacation ownership notes receivable — securitized	13.2%	$171	$175	$177	$181	$180	$908	$1,792	$1,837
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	3.5%	$(185)	$(189)	$(328)	$(186)	$(184)	$(889)	$(1,961)	$(1,828)
Senior notes
2025 Notes	6.1%	$(250)	$—	$—	$—	$—	$—	$(250)	$(258)
2028 Notes	4.8%	$—	$—	$—	$—	$—	$(350)	$(350)	$(307)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(417)
Term Loan	6.1%	$—	$—	$(784)	$—	$—	$—	$(784)	$(775)
2026 Convertible Notes	—%	$—	$—	$—	$(575)	$—	$—	$(575)	$(560)
2027 Convertible Notes	3.3%	$—	$—	$—	$—	$(575)	$—	$(575)	$(568)
Non-interest bearing note payable	—%	$(6)	$(4)	$—	$—	$—	$—	$(10)	$(10)
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on Internal Control over Financial Reporting
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Cost of Vacation Ownership Products

Description of the Matter
The Company’s cost of vacation ownership products was $289 million for the year ended December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company accounts for the cost of vacation ownership products utilizing the relative sales value method in accordance with the authoritative guidance for accounting for real estate time-sharing transactions. Changes in estimates used in applying the relative sales value method are recognized in the period that the changes occur.

Auditing the Company’s application of the relative sales value method was challenging due to the nature and extent of audit effort required as the calculations are complex and contain a significant volume of data. Additionally, the determination of the cost of vacation ownership products was sensitive to the selection and application of assumptions used in estimating future revenues from sale of vacation ownership products which are affected by expectations about future market and economic conditions.

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

Valuation of Originated and Acquired Vacation Ownership Notes Receivable

Description of the Matter
As of December 31, 2022, the Company’s vacation ownership notes receivable was $2,198 million, of which $1,956 million related to originated vacation ownership notes receivable and $242 million related to acquired vacation ownership notes receivable. As discussed in Note 2 to the consolidated financial statements, for originated notes, the Company records the difference between the vacation ownership note receivable and variable consideration included in the transaction price for the sale of the related vacation ownership products as a reserve on the Company’s originated vacation ownership notes receivable. The Company’s acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby the Company estimates the reserve of its acquired vacation ownership receivables on a quarterly basis and any changes in the reserve are recorded as financing expense. The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of the Company’s static pool analyses and the estimates regarding future defaults.
Auditing the Company’s valuation of originated and acquired vacation ownership notes receivable was challenging because significant audit effort is required to test the static pool analyses, which are complex and contain a significant volume of data. Furthermore, the valuation of originated and acquired vacation ownership notes receivable was sensitive to management’s assumptions regarding future default rates.

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
To test the valuation of originated and acquired vacation ownership notes receivable, we performed audit procedures that included, among others, assessing the methodology used, evaluating the assumptions regarding future defaults as discussed above, and testing the completeness and accuracy of the static pool analyses, including the significant inputs to the analyses. For example, we agreed inputs to the static pool analyses to historical data and source documentation. We also compared the assumptions regarding future defaults to the Company’s historical and current default rates by customer class and performed a retrospective review of the defaults projected from the analyses. We involved real estate subject matter resources on our team because the static pool analyses are unique to companies in the real estate time-sharing industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
February 27, 2023

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2022, 2021 and 2020
(In millions, except per share amounts)

	2022	2021	2020
REVENUES
Sale of vacation ownership products	$1,618	$1,153	$546
Management and exchange	827	855	755
Rental	551	486	276
Financing	293	268	267
Cost reimbursements	1,367	1,128	1,042
TOTAL REVENUES	4,656	3,890	2,886
EXPENSES
Cost of vacation ownership products	289	250	150
Marketing and sales	807	617	386
Management and exchange	444	521	475
Rental	382	344	321
Financing	75	88	107
General and administrative	249	227	154
Depreciation and amortization	132	146	123
Litigation charges	11	10	6
Restructuring	—	—	25
Royalty fee	114	106	95
Impairment	2	3	100
Cost reimbursements	1,367	1,128	1,042
TOTAL EXPENSES	3,872	3,440	2,984
Gains (losses) and other income (expense), net	40	(51)	(26)
Interest expense	(118)	(164)	(150)
Transaction and integration costs	(125)	(110)	(66)
Other	1	2	—
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	582	127	(340)
(Provision for) benefit from income taxes	(191)	(74)	84
NET INCOME (LOSS)	391	53	(256)
Net income attributable to noncontrolling interests	—	(4)	(19)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$391	$49	$(275)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$9.69	$1.15	$(6.65)
Diluted	$8.77	$1.13	$(6.65)

CASH DIVIDENDS DECLARED PER SHARE	$2.58	$1.08	$0.54
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2022, 2021 and 2020
(In millions)

	2022	2021	2020
NET INCOME (LOSS)	$391	$53	$(256)

Foreign currency translation adjustments	10	11	6
Reclassification of foreign currency translation adjustments realized upon disposition of subsidiary	(10)	—	—
Derivative instrument adjustment, net of tax	31	21	(18)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	31	32	(12)

Net income attributable to noncontrolling interests	—	(4)	(19)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(4)	(19)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$422	$81	$(287)

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2022 and 2021
(In millions, except share and per share data)

	2022	2021
ASSETS
Cash and cash equivalents	$524	$342
Restricted cash (including $85 and $139 from VIEs, respectively)	330	461
Accounts and contracts receivable, net (including $13 and $12 from VIEs, respectively)	292	279
Vacation ownership notes receivable, net (including $1,792 and $1,662 from VIEs, respectively)	2,198	2,045
Inventory	660	719
Property and equipment, net	1,139	1,136
Goodwill	3,117	3,150
Intangibles, net	911	993
Other (including $76 and $76 from VIEs, respectively)	468	488
TOTAL ASSETS	$9,639	$9,613

LIABILITIES AND EQUITY
Accounts payable	$356	$265
Advance deposits	158	160
Accrued liabilities (including $5 and $2 from VIEs, respectively)	369	345
Deferred revenue	344	453
Payroll and benefits liability	251	201
Deferred compensation liability	139	142
Securitized debt, net (including $1,982 and $1,877 from VIEs, respectively)	1,938	1,856
Debt, net	3,088	2,631
Other	167	224
Deferred taxes	331	350
TOTAL LIABILITIES	7,141	6,627
Contingencies and Commitments (Note 13)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,744,524 and 75,519,049 shares issued, respectively	1	1
Treasury stock — at cost; 38,263,442 and 33,235,671 shares, respectively	(2,054)	(1,356)
Additional paid-in capital	3,941	4,072
Accumulated other comprehensive income (loss)	15	(16)
Retained earnings	593	275
TOTAL MVW SHAREHOLDERS' EQUITY	2,496	2,976
Noncontrolling interests	2	10
TOTAL EQUITY	2,498	2,986
TOTAL LIABILITIES AND EQUITY	$9,639	$9,613
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2022, 2021 and 2020
(In millions)

	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$391	$53	$(256)
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	132	146	123
Amortization of debt discount and issuance costs	25	56	22
Vacation ownership notes receivable reserve	150	101	150
Share-based compensation	39	51	36
Impairment charges	—	3	100
Gains and other income, net	(48)	—	(4)
Deferred income taxes	87	34	(38)
Net change in assets and liabilities, net of the effects of acquisition:
Accounts and contracts receivable	(45)	—	21
Vacation ownership notes receivable originations	(980)	(750)	(377)
Vacation ownership notes receivable collections	642	686	620
Inventory	104	61	18
Other assets	(49)	(46)	44
Accounts payable, advance deposits and accrued liabilities	112	42	(146)
Deferred revenue	(9)	88	59
Payroll and benefit liabilities	53	35	(29)
Deferred compensation liability	13	22	17
Other liabilities	(38)	27	—
Deconsolidation of certain Consolidated Property Owners' Associations	(48)	(168)	—
Purchase of vacation ownership units for future transfer to inventory	(12)	(98)	(61)
Other, net	3	—	—
Net cash, cash equivalents, and restricted cash provided by operating activities	522	343	299
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	—	(157)	—
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred	94	—	—
Capital expenditures for property and equipment (excluding inventory)	(65)	(47)	(41)
Issuance of note receivable to VIE	(47)	—	—
Proceeds from collection of note receivable from VIE	47	—	—
Purchase of company owned life insurance	(18)	(14)	(6)
Dispositions, net	3	3	15
Other, net	2	2	—
Net cash, cash equivalents, and restricted cash provided by (used in) investing activities	16	(213)	(32)
Continued
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2022, 2021 and 2020
(In millions)

	2022	2021	2020
FINANCING ACTIVITIES
Borrowings from securitization transactions	1,031	957	690
Repayment of debt related to securitization transactions	(945)	(868)	(960)
Proceeds from debt	1,266	1,111	1,166
Repayments of debt	(935)	(1,339)	(705)
Purchase of convertible note hedges	(107)	(100)	—
Proceeds from issuance of warrants	43	70	—
Payment of debt issuance costs	(15)	(22)	(14)
Finance lease payments	(4)	(5)	(11)
Repurchase of common stock	(701)	(78)	(82)
Payment of dividends	(99)	(23)	(45)
Payment of withholding taxes on vesting of restricted stock units	(23)	(20)	(16)
Other, net	3	—	—
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(486)	(317)	23
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	(1)	(2)	1
Change in cash, cash equivalents, and restricted cash	51	(189)	291
Cash, cash equivalents, and restricted cash, beginning of year	803	992	701
Cash, cash equivalents, and restricted cash, end of year	$854	$803	$992

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$11	$—	$—
Non-cash issuance of treasury stock in connection with Welk Acquisition	—	248	—
Non-cash transfer from inventory to property and equipment	47	105	74
Non-cash transfer from property and equipment to inventory	13	2	—
Non-cash transfer from other assets to property and equipment	14	22	—
Non-cash issuance of treasury stock for employee stock purchase plan	5	3	2

SUPPLEMENTAL DISCLOSURES
Dividends payable	27	23	—
Interest paid, net of amounts capitalized	149	184	176
Income taxes paid, net of refunds (income tax refunds, net of income taxes paid)	57	(13)	(32)

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2022, 2021 and 2020
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.0	BALANCE AT YEAR-END 2019	$1	$(1,253)	$3,738	$(36)	$569	$3,019	$12	$3,031
—	Net (loss) income	—	—	—	—	(275)	(275)	19	(256)
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(18)	—	(18)	—	(18)
0.3	Amounts related to share-based compensation	—	—	21	—	—	21	—	21
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(22)	(22)	—	(22)
—	Employee stock plan issuance	—	1	1	—	—	2	—	2
75.3	BALANCE AT YEAR-END 2020	1	(1,334)	3,760	(48)	272	2,651	31	2,682

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.3	BALANCE AT YEAR-END 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
—	Net income	—	—	—	—	49	49	4	53
—	Welk Acquisition	—	55	193	—	—	248	—	248
—	Foreign currency translation adjustments	—	—	—	11	—	11	—	11
—	Derivative instrument adjustment	—	—	—	21	—	21	—	21
0.2	Amounts related to share-based compensation	—	1	29	—	—	30	—	30
—	Equity component of convertible notes, net of issuance costs	—	—	117	—	—	117	—	117
—	Purchase of convertible note hedges	—	—	(100)	—	—	(100)	—	(100)
—	Issuance of warrants	—	—	70	—	—	70	—	70
—	Repurchase of common stock	—	(78)	—	—	—	(78)	—	(78)
—	Dividends	—	—	—	—	(46)	(46)	—	(46)
—	Employee stock plan issuance	—	—	3	—	—	3	—	3
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(25)	(25)
75.5	BALANCE AT YEAR-END 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
Continued
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
Fiscal Years 2022, 2021 and 2020
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.5	BALANCE AT YEAR-END 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	391	391	—	391
—	Foreign currency translation adjustments	—	—	—	10	—	10	—	10
—	Reclassification of foreign currency translation adjustments realized upon disposition of subsidiary	—	—	—	(10)	—	(10)	—	(10)
—	Derivative instrument adjustment	—	—	—	31	—	31	—	31
—	Adjustment for 2022 Convertible Note Hedges	—	—	6	—	—	6	—	6
—	Tax effect on equity, convertible notes	—	—	25	—	—	25	—	25
0.2	Amounts related to share-based compensation	—	2	13	—	—	15	—	15
—	Purchase of convertible note hedges	—	—	(107)	—	—	(107)	—	(107)
—	Issuance of warrants	—	—	43	—	—	43	—	43
—	Expiration of warrants	—	—	(3)	—	—	(3)	—	(3)
—	Repurchase of common stock	—	(701)	—	—	—	(701)	—	(701)
—	Dividends	—	—	—	—	(104)	(104)	—	(104)
—	Employee stock plan issuance	—	1	3	—	—	4	—	4
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(8)	(8)
75.7	BALANCE AT YEAR-END 2022	$1	$(2,054)	$3,941	$15	$593	$2,496	$2	$2,498

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
Pursuant to a change in control of certain consolidated owners’ associations during 2022, we no longer consolidate these owners’ associations. We recorded non-cash losses of $3 million in Gains (losses) and other income (expense), net on our Income Statement for the year ended December 31, 2022, and deconsolidated $110 million of assets, inclusive of $48 million of restricted cash, and $99 million of liabilities, resulting in a decrease in Noncontrolling interests of $8 million during 2022. We continue to act as manager for these owners’ associations pursuant to existing management contracts and we retain membership interests in these owners’ associations via our ownership of vacation ownership interests (“VOIs”).
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, allocations of the purchase price paid in business combinations, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties created by the COVID-19 pandemic (as defined below) including the uncertainty of the success of ongoing efforts to mitigate the effects of the COVID-19 pandemic and inflationary pressures in the general macroeconomic environment, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
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
Acquisition of ILG and Disposition of VRI America
On September 1, 2018 we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” The businesses acquired from ILG that we currently operate as part of our Vacation Ownership business include Vistana Signature Experiences, which includes vacation ownership products branded as Sheraton or Westin, and Hyatt Vacation Ownership. The businesses acquired from ILG that we currently operate as part of our Exchange & Third-Party Management business include Interval International and Aqua-Aston Hospitality. As part of the ILG Acquisition, we also acquired the Vacation Resorts International (“VRI”) and Trading Places International (“TPI”) businesses (together, the “VRI Americas” business). Our Financial Statements reflect the disposition of the VRI Americas business on April 29, 2022. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.
COVID-19 Pandemic
In early 2020, the World Health Organization declared the coronavirus outbreak a global pandemic (“COVID-19” or “the COVID-19 pandemic,”). The COVID-19 pandemic caused significant disruptions in international and U.S. economies and markets, and also had an unprecedented impact on the travel and hospitality industries, as well as our business and results of operations. Although COVID-19’s negative impact on our business significantly decreased during 2022, the ongoing impact is uncertain and our financial results may not be indicative of long-term future performance.
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
Our assessment of collectability of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which rely on historical payment data by customer class as described in “Loan Loss Reserves” below. Variable consideration which has not been included within the transaction price is presented as a reserve on contracts receivable or vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on contracts receivable and originated vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2022 by $29 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
In the third quarter of 2022, we combined and aligned our accounting methodology to calculate our estimates for the reserve on vacation ownership notes receivable for the Marriott-, Sheraton-, and Westin-brands (“Combined Marriott”), as we expect our future customers to represent a blend of the historical customers for each brand. We use the origination of vacation ownership notes receivable by Combined Marriott and the FICO scores of the customer as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the VOI they have acquired. See Footnote 6 “Vacation Ownership Notes Receivable” for further information.

In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
We evaluated our business practices, and the underlying risks and rewards associated with vacation ownership products and the respective timing that such risks and rewards are transferred to the customer in determining the point in time at which control of the vacation ownership product is transferred to the customer. Based upon the different terms of the contracts with the customer and business practices, for the contracts executed in the period prior to the third quarter of 2022, we determined that we transfer control of vacation ownership products at different times for each brand. Prior to the third quarter of 2022, we recognized revenue on the sale of Marriott-branded vacation ownership products at closing. We have historically recognized revenue on the sale of Sheraton-,Westin- and Hyatt-branded vacation ownership products upon expiration of the rescission period.
In the third quarter of 2022, in connection with the affiliation of the Marriott-, Sheraton-, and Westin-branded vacation ownership products through Abound by Marriott Vacations, we modified our business practices and the terms of our Marriott-branded VOI sales contracts to be consistent with the existing terms of our Sheraton- and Westin-branded VOI sales contracts. As a result of these modifications, control of Marriott-branded vacation ownership products is transferred to the customer upon expiration of the statutory rescission period, consistent with the historical method of revenue recognition for sales of Sheraton- and Westin-branded vacation ownership products, resulting in earlier revenue recognition than the historical timing for Marriott-branded VOIs. At the time at which we recognize revenue for Marriott-branded VOI contracts, we temporarily record a contract receivable for both cash contracts and financed contracts, until the time at which we collect the cash or originate a vacation ownership note receivable, which occurs at closing. Marriott-branded VOI sales contracts executed prior to these modifications continue to be accounted for with transfer of control of the VOI occurring at closing. We have not changed our Hyatt or Legacy-Welk contract terms or business practices regarding how control of the VOI is transferred to the customer. As such, we recognize revenue on the sale of Hyatt vacation ownership products at expiration of rescission and on Legacy-Welk vacation ownership products at closing.
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
Financing Revenues
We offer consumer financing as an option to qualifying customers purchasing vacation ownership products, which is collateralized by the underlying vacation ownership products. We recognize interest income on an accrual basis. The contractual terms of the financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the vacation ownership product being financed, which is generally ten to fifteen years. Generally, payments commence under the financing contracts 30 to 60 days after closing. We record the difference between the contract receivable or vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our contracts receivable or vacation ownership notes receivable, as applicable. We earn interest income from the financing arrangements on the principal balance outstanding over the life of the arrangement and record that interest income in Financing revenues on our Income Statements. See Footnote 6 “Vacation Ownership Notes Receivable” for additional information related to the accounting for our acquired vacation ownership notes receivable.
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
Earnings or Loss Per Share Attributable to Common Shareholders
Basic earnings or loss per share attributable to common shareholders is calculated by dividing the earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share attributable to common shareholders by application of the treasury stock method. Any potentially dilutive shares are excluded from the calculation for periods when there is a net loss attributable to common shareholders to avoid anti-dilutive effects.
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
As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:
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
If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset is considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon; that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.
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
Fair Value Measurements
We have several financial instruments that we are required to disclose at fair value on a recurring basis. See Footnote 7 “Financial Instruments” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.
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
Accounts Receivable
Accounts receivable are comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our credit loss reserve for accounts receivable by considering a number of factors, including previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection. Accounts receivable is presented net of a reserve for credit losses of $4 million and $14 million at December 31, 2022 and December 31, 2021, respectively. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income.
Loan Loss Reserves
Acquired Vacation Ownership Notes Receivable Reserve for Credit Losses
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. At acquisition, we recorded these vacation ownership notes receivable at fair value. Upon adoption of Accounting Standards Update (“ASU”) 2016-13 – “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”
(“ASU 2016-13”) on January 1, 2020, we account for these acquired vacation ownership notes receivable using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses. Any changes in the reserve for credit losses are recorded as Financing expenses on our Income Statements. For acquired vacation ownership note receivables, the estimated collateral value is transferred from vacation ownership notes receivable to inventory upon foreclosure or revocation of the related vacation ownership note receivable.
The vacation ownership notes receivable acquired as part of the Welk Acquisition were recorded at fair value using the purchased credit deteriorated assets provision of the current expected credit loss model, consistent with the principles outlined above.
Contracts Receivable and Originated Vacation Ownership Notes Receivable Reserve
We record the difference between the contract receivable or vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our contracts receivable or originated vacation ownership notes receivable, as applicable. See “Financing Revenues” above for further information.
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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for the cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related originated vacation ownership note receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $24 million, $10 million and $6 million during 2022, 2021 and 2020, respectively.
Property and Equipment
Property and equipment includes our sales centers, golf courses, information technology, including internally developed capitalized software, and other assets used in the normal course of business, as well as land held for future vacation ownership product development, and undeveloped and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. In addition, fully developed VOIs are classified as property and equipment until they are registered and available for sale. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.
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
Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Short-term leases, which have an initial term of a year or less, are not recorded on the balance sheet. For purposes of calculating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions are the primary factor used to estimate whether an option to extend a lease term will be exercised or not. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Right-of-use assets exclude the unamortized portion of lease incentives received. Certain of our lease agreements include variable rental payments that are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Additionally, with respect to our real estate leases, we do not separate lease and non-lease components.

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
Convertible Senior Notes
In accounting for convertible notes issued prior to the adoption of ASU 2020-06 (as defined in New Accounting Standards below) in the first quarter of 2022, we bifurcated our convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the convertible notes. The excess of the principal amount of the liability over its carrying amount was amortized to interest expense over the term of the convertible notes using the effective interest method. Upon adoption of ASU 2020-06, we are no longer required to bifurcate our convertible notes into liability and equity components.
Further, upon adoption of the new guidance, we are required to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of our intent to settle or partially settle the debt in cash.
See Footnote 8 “Earnings per Share” and Footnote 16 “Debt” for more information and also see New Accounting Standards below for information on the impact of adoption of ASU 2020-06 on our consolidated financial statements.

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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from owners’ associations) for our participating employees totaling $23 million in 2022, $19 million in 2021 and $12 million in 2020.
Deferred Compensation Plan
Certain members of our senior management have the opportunity to participate in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”), which we maintain and administer. Under both the Deferred Compensation Plan and the Marriott International EDC (as defined below), participating employees are able to defer payment and income taxation of a portion of their salary and bonus. It also provides participants with the opportunity for long-term capital appreciation by crediting their accounts with notional earnings.
Prior to the spin-off of MVW from Marriott International (the “Marriott Spin-Off”), certain members of our senior management had the opportunity to participate in the Marriott International, Inc. Executive Deferred Compensation Plan (the “Marriott International EDC”), which Marriott International maintains and administers. Subsequent to the Marriott Spin-Off, we remain liable to reimburse Marriott International for distributions to participants who were employees of Marriott Vacations Worldwide at the time of the Marriott Spin-Off, including earnings thereon.
To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For both 2022 and 2021, participants were able to select a rate of return based on market-based investment alternatives for up to 100% of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5%.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2022, the value of the assets held in the rabbi trust was $76 million, which is included in the Other line within assets on our Balance Sheets.

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
The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted shares of our common stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) options to purchase our common stock.
We follow the provisions of ASC Topic 718 “Compensation—Stock Compensation,” which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees, other than RSUs with performance vesting conditions, vest ratably over a four-year period. For share-based awards with service-only vesting conditions, we record compensation expense on a straight-line basis over the requisite service period. For RSUs with performance vesting conditions, the number of RSUs earned, if any, is determined following the end of a performance period (typically three years) based upon the cumulative achievement over that period of specific quantitative operating financial measures and we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.
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
We recognize the expense associated with these awards on our Income Statements based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest or be earned. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted, reduced by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at a risk-free interest rate. We generally determine the fair value of SARs using the Black-Scholes option valuation model, which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. We issue shares from authorized shares upon the exercise of SARs or stock options held by our employees and directors.
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote 18 “Share-Based Compensation” for more information on the MVW Equity Plan.
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate Income Statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of equity. We report gains and losses from currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, in the Gains (losses) and other income (expense), net line on our Income Statements.

Income Taxes
We file income tax returns, including with respect to our subsidiaries, in various jurisdictions around the world. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income tax in the period that includes the enactment date.
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
We file tax returns after the close of our fiscal year end and adjust our estimated tax receivable or liability to the actual tax receivable or tax due per the filed tax returns in the provision for income tax.
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
New Accounting Standards
Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”)
In the first quarter of 2022, we adopted ASU 2020-06, using the modified retrospective method. Upon adoption of ASU 2020-06, we were no longer required to separate our convertible notes into liability and equity components, and were required to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of intent to settle or partially settle the debt in cash. Under the “if-converted” method, diluted earnings per share is generally calculated assuming that all of our convertible notes are converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method reduces our reported diluted earnings per share. The impacts of the adoption were recorded as a cumulative effect in the opening balance of retained earnings and the conversion feature related to our convertible notes was reclassified from equity to liabilities. In addition, we eliminated the related equity adjustment associated with the deferred tax liability. The adoption of ASU 2020-06 on January 1, 2022 resulted in an increase in debt of $107 million, a decrease in additional paid-in capital of $111 million, and a decrease in deferred taxes of $27 million, as well as a cumulative effect adjustment to the opening balance of retained earnings of $31 million. We will continue to amortize the remaining debt issuance costs associated with our convertible notes over the respective terms of our convertible notes. The prior period consolidated financial statements have not been retrospectively restated and continue to be reported under the accounting standards in effect for those periods. See Footnote 16 “Debt” for further information on accounting for the convertible notes and the convertible note hedges, subsequent to the adoption of ASU 2020-06.

Accounting Standards Update 2021-08 - “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”)
In the first quarter of 2022, we adopted ASU 2021-08, which amended ASC 805 “Business Combinations,” to require entities to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers in a business combination. The adoption of ASU 2021-08 on January 1, 2022 did not have a material impact on our financial statements or disclosures. In the event that we complete business combinations in the future, the application of ASU 2021-08 could result in higher acquired deferred revenue.
Future Adoption of Accounting Standards
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) and Accounting Standards Update 2022-06 – “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”)
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the USD London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers may generally elect to adopt the optional expedients and exceptions over time through a period ending on December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. During 2022, we amended the terms of our Warehouse Credit Facility and our Revolving Corporate Credit Facility, both as defined and discussed further in Footnote 15 “Securitized Debt” and Footnote 16 “Debt,” respectively, to, among other things, reference SOFR (as defined in Footnote 15 “Securitized Debt”) rather than LIBOR. Our Term Loan and certain interest rate swaps and collars have not yet discontinued the use of LIBOR. To the extent these instruments are amended to reference a different benchmark interest rate, we may elect to utilize the relief available in ASU 2020-04. When we renew or amend these debt instruments, we will determine a replacement rate for LIBOR. We have not adopted any of the optional expedients or exceptions as of December 31, 2022, but will continue to evaluate their adoption during the effective period as circumstances evolve.
Accounting Standards Update 2022-02 – “Financial Instruments–Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”)
In March 2022, the FASB issued ASU 2022-02, which eliminates the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhances disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for financing receivables. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact that the adoption of ASU 2022-02 will have on our financial statements and disclosures; however, we do not expect adoption to have a material effect on our financial statements or disclosures other than the disclosure changes related to vintage disclosures for financing receivables. We expect to adopt ASU 2022-02 in the first quarter of 2023.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Welk Acquisition
We completed the Welk Acquisition on April 1, 2021. The following table presents the fair value of each type of consideration transferred in the Welk Acquisition, as finalized at March 31, 2022.

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

Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Welk Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Welk Acquisition Date. The values attributed to Vacation ownership notes receivable, Inventory, Property and equipment, Intangible assets, and Securitized debt from VIEs were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820 “Fair Value Measurements” (“ASC 820”). The value attributed to Debt was based on Level 2 inputs in accordance with ASC 820. During the first quarter of 2022, we finalized our allocation of the purchase price to the acquired assets and liabilities. The following table presents the fair value of the assets that we acquired and the liabilities that we assumed in connection with the business combination as finalized.

($ in millions)	April 1, 2021 (as finalized)
Vacation ownership notes receivable, net	$255
Inventory	111
Property and equipment	83
Intangible assets	102
Other assets	19
Deferred taxes	(24)
Debt	(189)
Securitized debt	(184)
Other liabilities	(93)
Net assets acquired	80
Goodwill(1)	325
$405
_____________________________________________
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
There were no Welk Acquisition-related costs included in the unaudited pro forma results below for 2021, and $19 million for 2020.

($ in millions, except per share data)	2021	2020
Revenues	$3,937	$3,011
Net income (loss)	$70	$(272)
Net income (loss) attributable to common shareholders	$62	$(291)
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.46	$(7.04)
Diluted	$1.43	$(7.04)
Welk Results of Operations
The following table presents the results of Legacy-Welk operations included in our Income Statement for 2022 and 2021.

($ in millions)	2022	2021
Revenue	$240	$146
Net income	$49	$17

Other Acquisitions
Bali
During 2022, we acquired 88 completed vacation ownership units, as well as a sales center, located in Bali, Indonesia for $36 million. The transaction was accounted for as an asset acquisition and the purchase price was allocated to Property and equipment. As consideration for the acquisition, we paid $12 million in cash and issued a non-interest bearing note payable for $11 million. Further, we reclassified $13 million of previous deposits associated with the project from Other assets to Property and equipment.
Costa Rica
During 2021, we acquired 24 completed vacation ownership units and an operations building located at our Marriott Vacation Club at Los Suenos resort in Costa Rica for $14 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($13 million) and Property and equipment ($1 million).
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
San Francisco, California
During 2021, we acquired 44 completed vacation ownership units at our Marriott Vacation Club Pulse, San Francisco property for $34 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($29 million) and Other assets ($5 million).
Additionally, during 2021, we completed the purchase of the remaining inventory at our Marriott Vacation Club Pulse, San Francisco property and wrote off the outstanding management fee receivables deemed uncollectible of $7 million, which was recorded in the Management and exchange expense line on our Income Statement for the year ended December 31, 2021. As part of the purchase, we acquired the remaining 78 completed vacation ownership units, as well as an onsite garage, for $59 million. We accounted for the purchase as an asset acquisition with the purchase price allocated to Inventory ($41 million) and Property and equipment ($18 million). Further, we reclassified $10 million of previous deposits associated with the project from Other assets to Inventory.
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
Dispositions
During 2022, we disposed of VRI Americas for proceeds of $56 million, net of cash and restricted cash transferred to the buyer of $12 million, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale. The net carrying value of VRI Americas as of the date of the disposition was $51 million, including $25 million of goodwill and $20 million of intangible assets. As a result of the disposition, we recorded a gain of $17 million in Gains (losses) and other income (expense), net on our Income Statements for the year ended December 31, 2022.
Additionally, during 2022, we disposed of entities that owned and operated a Vacation Ownership segment hotel in Puerto Vallarta, Mexico, for proceeds of $38 million, net of cash and restricted cash transferred to the buyer of $3 million, consistent with our strategy to dispose of non-strategic assets. The net carrying value of the business disposed of as of the date of the disposition, excluding the cumulative translation adjustment, was $18 million, substantially all of which was for property and equipment. As a result of this disposition, we recorded a gain of $33 million in Gains (losses) and other income (expense), net on our Income Statements for the year ended December 31, 2022, which included the realization of cumulative foreign currency translation gains of $10 million associated with the disposition of these entities.
We made no significant dispositions in 2021.

During 2020, we recorded a loss of $5 million in the Gains (losses) and other income (expense), net line on our Income Statement for the year ended December 31, 2020 relating to the redemption of our interest in a joint venture in our Exchange & Third-Party Management segment which was consolidated under the voting interest model. We received nominal cash proceeds and a note receivable which we measured at a fair value of $1 million using Level 3 inputs.
Additionally, during 2020, we disposed of excess Vacation Ownership segment land parcels in Orlando, Florida and Steamboat Springs, Colorado for combined proceeds of $15 million, as part of our strategic decision to reduce holdings in markets where we have excess supply. We recorded a combined net gain of $6 million in the Gains (losses) and other income (expense), net line on our Income Statement for the year ended December 31, 2020 relating to these transactions.
4. REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,618	$—	$—	$1,618

Ancillary revenues	241	4	—	245
Management fee revenues	166	34	(5)	195
Exchange and other services revenues	127	188	72	387
Management and exchange	534	226	67	827

Rental	509	42	—	551

Cost reimbursements	1,388	23	(44)	1,367
Revenue from contracts with customers	4,049	291	23	4,363

Financing	293	—	—	293
Total Revenues	$4,342	$291	$23	$4,656

	2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,153	$—	$—	$1,153

Ancillary revenues	188	3	—	191
Management fee revenues	158	32	(19)	171
Exchange and other services revenues	124	198	171	493
Management and exchange	470	233	152	855

Rental	446	40	—	486

Cost reimbursements	1,202	47	(121)	1,128
Revenue from contracts with customers	3,271	320	31	3,622

Financing	268	—	—	268
Total Revenues	$3,539	$320	$31	$3,890

	2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$546	$—	$—	$546

Ancillary revenues	89	1	—	90
Management fee revenues	149	17	(22)	144
Exchange and other services revenues	118	193	210	521
Management and exchange	356	211	188	755

Rental	239	37	—	276

Cost reimbursements	1,124	59	(141)	1,042
Revenue from contracts with customers	2,265	307	47	2,619

Financing	265	2	—	267
Total Revenues	$2,530	$309	$47	$2,886
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,168	$130	$23	$2,321
Goods or services transferred at a point in time	1,881	161	—	2,042
Revenue from contracts with customers	$4,049	$291	$23	$4,363

	2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,915	$154	$31	$2,100
Goods or services transferred at a point in time	1,356	166	—	1,522
Revenue from contracts with customers	$3,271	$320	$31	$3,622

	2020
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,616	$156	$47	$1,819
Goods or services transferred at a point in time	649	151	—	800
Revenue from contracts with customers	$2,265	$307	$47	$2,619

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either December 31, 2022 or December 31, 2021.

($ in millions)	At December 31, 2022	At December 31, 2021
Receivables
Accounts and contracts receivable, net	$209	$172
Vacation ownership notes receivable, net	2,198	2,045
	$2,407	$2,217

Contract Liabilities
Advance deposits	$158	$160
Deferred revenue	344	453
	$502	$613
Revenue recognized during the year ended December 31, 2022 that was included in our contract liabilities balance at December 31, 2021 was $423 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At December 31, 2022, approximately 92% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At December 31, 2022	At December 31, 2021
Receivables from contracts with customers, net	$209	$172
Interest receivable	16	14
Tax receivable	20	48
Indemnification assets	19	22
Employee tax credit receivable	16	19
Other	12	4
	$292	$279
5. INCOME TAXES
Income Tax Provision
The following table presents the components of our Income (loss) before income taxes and noncontrolling interests for the last three fiscal years:

($ in millions)	2022	2021	2020
United States	$508	$152	$(255)
Non-U.S. jurisdictions	74	(25)	(85)
	$582	$127	$(340)

Our (provision for) benefit from income taxes for the last three years consisted of:

($ in millions)		2022	2021	2020
Current	– U.S. Federal	$(91)	$8	$31
	– U.S. State	(23)	(3)	1
	– Non-U.S.	5	(50)	11
		(109)	(45)	43

Deferred	– U.S. Federal	(13)	(36)	26
	– U.S. State	(26)	3	9
	– Non-U.S.	(43)	4	6
		(82)	(29)	41
		$(191)	$(74)	$84
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2022	2021	2020
U.S. statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	5.0	4.3	4.5
Share-based compensation, net of Section 162(m) limitation	(0.2)	1.9	0.2
Other permanent differences(1)	1.5	(5.5)	(9.1)
Impact related to the CARES Act of 2020	—	—	6.0
Tax rate changes	2.8	(3.8)	0.4
Non-U.S. income (loss)(2)	4.5	12.9	4.2
Tax credits	(0.2)	(0.9)	0.2
Unrecognized tax benefits	(2.7)	17.9	5.2
Change in valuation allowance(3)	1.0	10.4	(7.5)
Other items	0.2	0.2	(0.5)
Effective rate	32.9%	58.4%	24.6%
_________________________
(1)The 2022 impact is primarily due to non-deductible interest. The 2021 impact is primarily due to the deduction of foreign taxes paid in the U.S. The 2020 impact is primarily attributable to non-deductible goodwill impairment recorded due to the impact of COVID-19.
(2)The 2022 impact is primarily due to adjustments to deferred tax liability balances in foreign jurisdictions. The 2021 impact is primarily due to increases in permanent differences in foreign jurisdictions. The 2020 impact is attributable to the difference between U.S. and foreign income tax rates and other foreign adjustments.
(3)The 2022 impact is primarily due to the increase of the valuation allowance on certain foreign entities. The 2021 impact is primarily due to new valuation allowances. The 2020 impact is primarily attributable to the increase of the valuation allowance on certain foreign entities.
For the years ended December 31, 2022, 2021 and 2020, the provision for income taxes included $3 million, $4 million, and $4 million of excess tax benefits resulting from equity incentive plan activities, respectively.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty-year periods. These holidays expire through 2034.

Other
During 2022, we completed the purchase accounting and established certain non-income tax reserves for the Welk Acquisition.
As of December 31, 2022, the balance of the reserve for non-income tax issues related to the ILG Acquisition and the Welk Acquisition was $47 million. We expect that we will be indemnified for liabilities of $3 million in connection with the Legacy-ILG non-income tax matters pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset.
Deferred Income Taxes
The following table presents the significant components of our deferred tax assets and liabilities:

($ in millions)	At Year-End 2022	At Year-End 2021(1)
Deferred Tax Assets
Inventory	$138	$142
Reserves	80	70
Convertible debt	44	—
Deferred compensation	27	25
Deferred revenue	22	20
Property and equipment	67	67
Non-cash compensation	14	12
Net operating loss and capital loss carryforwards	137	146
Tax credits	29	29
Right-of-use asset	25	24
Other, net	52	62
Deferred tax assets	635	597
Less valuation allowance	(142)	(122)
Net deferred tax assets	493	475

Deferred Tax Liabilities
Long lived intangible assets	(214)	(231)
Deferred sales of VOIs	(556)	(493)
Right-of-use liability	(25)	(24)
Convertible debt	—	(4)
Other, net	(24)	(25)
Deferred tax liabilities	(819)	(777)

Total net deferred tax liabilities	$(326)	$(302)
_________________________
(1)Certain prior year deferred tax assets and liabilities have been reclassified to align with the current year presentation.
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. In 2022 we established an additional valuation allowance of $11 million.
We have $117 million of foreign net operating loss carryforwards, some of which begin expiring in 2023; however, a significant portion of these have indefinite carryforward periods. We have $14 million of state net operating loss carryforwards, the majority of which will not expire within the next five years. We have U.S. federal foreign tax credit carryforwards of $20 million and $9 million of state tax credit carryforwards.

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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

($ in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$26	$14	$21
Increases related to tax positions taken during a prior period	3	12	6
Increases related to tax positions taken during the current period	—	1	2
Decreases related to settlements with taxing authorities	—	—	(14)
Decreases related to tax positions taken during a prior period	(4)	—	—
Decreases as a result of a lapse of the applicable statute of limitations	—	(1)	(1)
Unrecognized tax benefits at end of year	$25	$26	$14
The total amount of gross interest and penalties accrued was $28 million at December 31, 2022 and $42 million at December 31, 2021. This decrease was primarily related to a reassessment of the interest and penalty period for certain tax matters, which resulted in a reduction of interest and penalties offset by accruing additional amounts attributed to the passage of time. We anticipate $15 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.
6. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	December 31, 2022			December 31, 2021
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,571	$221	$1,792	$1,308	$354	$1,662
Non-securitized
Eligible for securitization(1)	63	—	63	96	1	97
Not eligible for securitization(1)	322	21	343	267	19	286
Subtotal	385	21	406	363	20	383
	$1,956	$242	$2,198	$1,671	$374	$2,045
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

($ in millions)	2022	2021	2020
Interest income associated with vacation ownership notes receivable — securitized	$243	$219	$239
Interest income associated with vacation ownership notes receivable — non-securitized	41	40	18
Total interest income associated with vacation ownership notes receivable	$284	$259	$257
COVID-19 Impact on Vacation Ownership Notes Receivable Reserves
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
In 2020, we increased our vacation ownership notes receivable reserves by $69 million as a result of higher actual and projected default activity which was predominantly due to the COVID-19 pandemic. At that time, we allocated $59 million of the reserve to our originated vacation ownership notes receivable reserve (recorded as a reduction of Sale of vacation ownership products), $10 million to our acquired vacation ownership notes receivable reserve (recorded as an increase in Financing expenses), and a corresponding $19 million reduction in Cost of vacation ownership products on our Income Statement for the year ended December 31, 2020. Given the uncertainty as to which vacation ownership notes receivable (originated or acquired) would default, from 2020 through the second quarter of 2022, we assessed the sufficiency of our reserves for all vacation ownership notes receivable in total.
In the third quarter of 2022, in connection with the stabilization of default rates and the combination and alignment of the reserves for the Marriott-, Sheraton-, and Westin-brands (see Footnote 2 “Summary of Significant Accounting Policies”), we recorded a reversal of credit loss expense for the acquired vacation ownership notes receivable of $19 million, which was recorded in Financing expenses on our Income Statement for the year ended December 31, 2022, and an increase in the reserve for our originated vacation ownership notes receivable of $21 million, which was recorded as a reduction of Sale of vacation ownership products and partially offset by a corresponding $5 million increase in Cost of vacation ownership ownership products on our Income Statement for the year ended December 31, 2022. There were no additional adjustments to our vacation ownership notes receivables reserves due to the COVID-19 pandemic during either 2021 or 2022.
Credit Quality Indicators - Vacation Ownership Notes Receivable
Prior to the third quarter of 2022, we used the aging of the vacation ownership notes receivable as the primary credit quality indicator for Legacy-MVW vacation ownership notes receivable, and FICO score of the borrower by brand as the primary credit quality indicator for the Sheraton, Westin, Hyatt and Legacy-Welk vacation ownership notes receivable.
At December 31, 2022, the weighted average FICO score within our consolidated vacation ownership notes receivable pool was 721, based upon the FICO score of the borrower at the time of origination.
At December 31, 2021, the weighted average FICO score of the borrower within our consolidated Legacy-ILG and Legacy-Welk vacation ownership notes receivable pools was 707, based upon the FICO score of the borrower at the time of origination.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at December 31, 2022.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023	$3	$38	$41
2024	3	38	41
2025	3	35	38
2026	2	32	34
2027	2	26	28
Thereafter	8	52	60
Balance at December 31, 2022	$21	$221	$242
Weighted average stated interest rate	13.7%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following table summarizes the activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019, as reported	$—	$—	$—
Impact of adoption of ASU 2016-13	29	26	55
Opening Balance at January 1, 2020	29	26	55
Securitizations	(1)	1	—
Clean-up call	1	(1)	—
Write-offs	(18)	—	(18)
Recoveries	9	—	9
Defaulted vacation ownership notes receivable repurchase activity(1)	17	(17)	—
Increase in vacation ownership notes receivable reserve(2)	2	12	14
Balance at December 31, 2020	39	21	60
Securitizations	(9)	9	—
Clean-up call	3	(3)	—
Write-offs	(49)	—	(49)
Recoveries	27	—	27
Defaulted vacation ownership notes receivable repurchase activity(1)	32	(32)	—
Initial allowance for credit losses for Legacy-Welk vacation ownership notes receivable	11	21	32
(Decrease) increase in vacation ownership notes receivable reserve	(7)	7	—
Balance at December 31, 2021	47	23	70
Securitizations	—	—	—
Clean-up call	1	(1)	—
Write-offs	(57)	—	(57)
Recoveries	35	—	35
Defaulted vacation ownership notes receivable repurchase activity(1)	25	(25)	—
(Decrease) increase in vacation ownership notes receivable reserve	(40)	21	(19)
Balance at December 31, 2022	$11	$18	$29
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased defaulted securitized vacation ownership notes receivable.

(2)Increase in vacation ownership notes receivable reserve includes $10 million ($8 million non-securitized and $2 million securitized) attributable to the increased reserve as a result of the COVID-19 pandemic.
The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$67	$47	$6	$16	$136
Hyatt	5	3	—	—	8
Welk	75	50	1	1	127
	$147	$100	$7	$17	$271

	Acquired Vacation Ownership Notes Receivable as of December 31, 2021
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$52	$32	$3	$8	$95
Sheraton	54	48	8	23	133
Hyatt	8	6	1	—	15
Welk	115	79	1	2	197
Other	2	—	—	2	4
	$231	$165	$13	$35	$444
The following tables detail the origination year of our acquired vacation ownership notes receivable, before reserves, by brand and FICO score as of December 31, 2022.

	Acquired Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2022	2021	2020	2019	2018 & Prior	Total
700 +	$—	$—	$—	$—	$67	$67
600 - 699	—	—	—	—	47	47
< 600	—	—	—	—	6	6
No Score	—	—	—	—	16	16
	$—	$—	$—	$—	$136	$136

	Acquired Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2022	2021	2020	2019	2018 & Prior	Total
700 +	$—	$—	$—	$—	$5	$5
600 - 699	—	—	—	—	3	3
< 600	—	—	—	—	—	—
No Score	—	—	—	—	—	—
	$—	$—	$—	$—	$8	$8

	Acquired Vacation Ownership Notes Receivable - Welk
($ in millions)	2022	2021	2020	2019	2018 & Prior	Total
700 +	$—	$6	$16	$20	$33	$75
600 - 699	—	3	9	13	25	50
< 600	—	—	1	—	—	1
No Score	—	—	—	—	1	1
	$—	$9	$26	$33	$59	$127

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at December 31, 2022.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023	$49	$133	$182
2024	35	137	172
2025	32	142	174
2026	31	149	180
2027	30	154	184
Thereafter	208	856	1,064
Balance at December 31, 2022	$385	$1,571	$1,956
Weighted average stated interest rate	12.5%	13.1%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%
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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2019	$90	$114	$204
Securitizations	(70)	70	—
Clean-up call	37	(37)	—
Write-offs	(31)	—	(31)
Defaulted vacation ownership notes receivable repurchase activity(1)	80	(80)	—
Increase in vacation ownership notes receivable reserve(2)	87	50	137
Balance at December 31, 2020	193	117	310
Increase in vacation ownership notes receivable reserve	78	24	102
Securitizations	(76)	76	—
Clean-up call	12	(12)	—
Write-offs	(79)	—	(79)
Defaulted vacation ownership notes receivable repurchase activity(1)	65	(65)	—
Balance at December 31, 2021	193	140	333
Increase in vacation ownership notes receivable reserve	118	47	165
Securitizations	(132)	132	—
Clean-up call	37	(37)	—
Write-offs	(136)	—	(136)
Defaulted vacation ownership notes receivable repurchase activity(1)	69	(69)	—
Balance at December 31, 2022	$149	$213	$362
_________________________
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.
(2)Increase in vacation ownership notes receivable reserve includes $59 million ($32 million non-securitized and $27 million securitized) attributable to the increased reserve as a result of the COVID-19 pandemic.

The following tables show the originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,210	$549	$55	$278	$2,092
Hyatt	30	13	1	1	45
Welk	127	51	2	1	181
	$1,367	$613	$58	$280	$2,318

	Originated Vacation Ownership Notes Receivable as of December 31, 2021(1)
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Westin	$143	$66	$8	$34	$251
Sheraton	136	94	20	46	296
Hyatt	22	11	—	—	33
Welk	65	27	1	1	94
	$366	$198	$29	$81	$674
_________________________
(1)Balances as of December 31, 2021 exclude $1,329 million of Marriott-branded vacation ownership notes receivable as the change in credit quality indicator occurred during the third quarter of 2022.
The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and FICO score as of December 31, 2022.

	Originated Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2022	2021	2020	2019	2018	2017 & Prior	Total
700 +	$481	$306	$101	$160	$83	$79	$1,210
600 - 699	192	140	53	82	40	42	549
< 600	18	15	7	9	3	3	55
No Score	114	41	26	49	21	27	278
	$805	$502	$187	$300	$147	$151	$2,092

	Originated Vacation Ownership Notes Receivable - Hyatt
($ in millions)	2022	2021	2020	2019	2018	2017 & Prior	Total
700 +	$17	$7	$2	$3	$1	$—	$30
600 - 699	7	3	1	2	—	—	13
< 600	1	—	—	—	—	—	1
No Score	1	—	—	—	—	—	1
	$26	$10	$3	$5	$1	$—	$45

	Originated Vacation Ownership Notes Receivable - Welk
($ in millions)	2022	2021	2020	2019	2018	2017 & Prior	Total
700 +	$91	$36	$—	$—	$—	$—	$127
600 - 699	36	15	—	—	—	—	51
< 600	1	1	—	—	—	—	2
No Score	1	—	—	—	—	—	1
	$129	$52	$—	$—	$—	$—	$181

Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rate of 11.62% as of December 31, 2022 and 11.75% as of December 31, 2021. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $12 million as of December 31, 2022 and $10 million as of December 31, 2021.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2022	$126	$24	$150
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2021	$202	$18	$220
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 31, 2022 and December 31, 2021.

	December 31, 2022			December 31, 2021
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$25	$56	$81	$22	$44	$66
91 – 120 days past due	7	16	23	7	10	17
Greater than 120 days past due	119	8	127	195	8	203
Total past due	151	80	231	224	62	286
Current	415	1,943	2,358	399	1,762	2,161
Total vacation ownership notes receivable	$566	$2,023	$2,589	$623	$1,824	$2,447

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

	At December 31, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,198	$2,245	$2,045	$2,102
Other assets	76	76	76	76
Total financial assets	$2,274	$2,321	$2,121	$2,178

Securitized debt, net	$(1,938)	$(1,828)	$(1,856)	$(1,900)
2025 Notes, net	(248)	(258)	(248)	(261)
2028 Notes, net	(347)	(307)	(346)	(362)
2029 Notes, net	(494)	(417)	(493)	(505)
Term Loan, net	(778)	(775)	(776)	(784)
2022 Convertible notes, net(1)	—	—	(224)	(280)
2026 Convertible notes, net(1)	(565)	(560)	(461)	(682)
2027 Convertible notes, net(1)	(560)	(568)	—	—
Non-interest bearing note payable, net	(10)	(10)	—	—
Total financial liabilities	$(4,940)	$(4,723)	$(4,404)	$(4,774)
 _________________________
(1)Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See “Footnote 2” “Summary of Significant Accounting Policies” for information on our adoption of ASU 2020-06.
Vacation Ownership Notes Receivable

	At December 31, 2022		At December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net
Securitized	$1,792	$1,837	$1,662	$1,712

Eligible for securitization	63	65	97	104
Not eligible for securitization	343	343	286	286
Non-securitized	406	408	383	390
	$2,198	$2,245	$2,045	$2,102
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
The table above shows the bifurcation of our vacation ownership notes receivable that have not been securitized into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria. We estimate the fair value of the portion of our vacation ownership notes receivable that have not been securitized that we believe will ultimately be securitized in the same manner as vacation ownership notes receivable that have been securitized. We value the remaining vacation ownership notes receivable that have not been securitized at their carrying value, rather than using our pricing model. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated, or otherwise imputed, interest rates of these loans are generally consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates, discount rates, and loan terms. We concluded that this fair value measurement should be categorized within Level 3.
Other Assets
Other assets include $76 million of COLI policies acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our senior notes using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and, as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
Convertible Notes
We estimate the fair value of our convertible notes using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such this fair value estimate is not necessarily indicative of the value at which the convertible notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The 2022 Convertible Notes (as defined in Footnote 16 “Debt”) matured on September 15, 2022, and were repaid in full during the third quarter of 2022. See Footnote 16 “Debt” for further information on our convertible notes.
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
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. ASU 2020-06 is applicable to our convertible notes outstanding as of adoption and requires us to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of our intent to settle or partially settle the debt in cash. Under the “if-converted” method, shares issuable upon conversion of our convertible notes are assumed to be converted into common stock at the beginning of the period, to the extent dilutive. We issued notice of our intent to settle the 2022 Convertible Notes in cash, which became irrevocable on June 15, 2022, and as a result, we suspended the use of the “if-converted” method for the 2022 Convertible Notes at that time, as there was no longer a share settlement option. Earnings per share for 2021 and 2020 have not been retrospectively restated and continue to be reported under the accounting standards in effect for that period.
The shares issuable on exercise of the warrants sold in connection with the issuance of our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of any of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The convertible note hedges purchased in connection with each issuance of the convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein. The 2022 Convertible Notes and the 2022 Convertible Note Hedges (as defined in Footnote 16 “Debt”) matured on September 15, 2022. However, a portion of the 2022 Warrants (as defined in Footnote 16 “Debt”) remained outstanding as of December 31, 2022.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common shareholders.

(in millions, except per share amounts)	2022	2021	2020
Net income (loss) attributable to common shareholders	$391	$49	$(275)
Shares for basic earnings (loss) per share	40.4	42.5	41.3
Basic earnings (loss) per share	$9.69	$1.15	$(6.65)

The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common shareholders.

(in millions, except per share amounts)	2022(1)	2021(1)	2020
Net income (loss) attributable to common shareholders	$391	$49	$(275)
Add back of interest expense related to convertible notes subsequent to the adoption of ASU 2020-06, net of tax	5	—	—
Numerator used to calculate diluted earnings (loss) per share	$396	$49	$(275)

Shares for basic earnings (loss) per share	40.4	42.5	41.3
Effect of dilutive shares outstanding(2)
Employee SARs	0.2	0.2	—
Restricted stock units	0.3	0.5	—
2022 Convertible Notes ($230 million of principal)	0.7	0.1	—
2026 Convertible Notes ($575 million of principal)	3.4	—	—
2027 Convertible Notes ($575 million of principal)	0.2	—	—
Shares for diluted earnings (loss) per share	45.2	43.3	41.3
Diluted earnings (loss) per share	$8.77	$1.13	$(6.65)
 _________________________
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 129,000 and 166,000 shares of common stock, the maximum number of shares issuable as of December 31, 2022 and December 31, 2021, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)For 2020, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common shareholders during the periods presented, as the effects of including these securities would have been anti-dilutive.

(in millions)	2020
Employee SARs	0.1
Restricted stock units	0.3
0.4
In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended December 31, 2022, we excluded from our calculation of diluted earnings per share 199,813 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $159.27 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the year ended December 31, 2021, we excluded from our calculation of diluted earnings per share 126,804 shares underlying SARs that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price of our common stock for the applicable period.
9. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2022	At Year-End 2021
VOI inventory(1)	651	710
Other	9	9
	$660	$719
_________________________
(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.
We value VOIs at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value.

In addition to the above, at December 31, 2022 and December 31, 2021, we had $428 million and $460 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
10. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2022	At Year-End 2021
Land and land improvements	$420	$441
Buildings and leasehold improvements	746	697
Furniture, fixtures and other equipment	119	136
Information technology	389	413
Construction in progress	91	37
	1,765	1,724
Accumulated depreciation	(626)	(588)
	$1,139	$1,136
11. GOODWILL
The following table details the carrying amount of our goodwill at December 31, 2022 and December 31, 2021, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total Consolidated
Balance at December 31, 2020	$2,445	$372	$2,817
Welk Acquisition	299	—	299
Measurement period adjustments	34	—	34
Balance at December 31, 2021	2,778	372	3,150
Measurement period adjustments	(8)	—	(8)
Disposition of VRI Americas	—	(25)	(25)
Balance at December 31, 2022	$2,770	$347	$3,117
2022 and 2021
During the fourth quarters of 2022 and 2021, we conducted our annual goodwill impairment test, which was a qualitative evaluation, and no impairment charges were recorded in either year. The estimated fair values of all of our reporting units exceeded their carrying values at the date of their most recent estimated fair value determination.
2020
We recognized a non-cash impairment charge of $73 million in the Impairment line on our Income Statement during 2020 related to the Exchange & Third-Party Management reporting unit, which was primarily driven by the change in expected future operating results as a result of the impact of the COVID-19 pandemic.

12. INTANGIBLE ASSETS
The following table details the composition of our intangible asset balances:

($ in millions)	2022	2021
Definite-lived intangible assets
Member relationships	$669	$671
Management contracts	428	452
	1,097	1,123
Accumulated amortization	(249)	(194)
	848	929
Indefinite-lived intangible assets
Trade names	63	64
	$911	$993
Definite-Lived Intangible Assets
Definite-lived intangible assets, all of which were acquired as part of the ILG and Welk Acquisitions, are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 20 years. We recorded amortization expense of $61 million in 2022, $61 million in 2021, and $57 million in 2020 in the Depreciation and amortization line of our Income Statements. For these assets, we estimate that our aggregate amortization expense will be $61 million for each of the next five fiscal years.
Indefinite-Lived Intangible Assets
All of our indefinite-lived intangible assets are related to the Exchange & Third-Party Management segment. We performed our annual impairment test of indefinite-lived intangible assets during the fourth quarters of 2022 and 2021, and no impairment charges were recorded in either year.
During 2020, we recognized a non-cash impairment charge of $18 million in the Impairment line on our Income Statement related to indefinite-lived intangible assets, which was primarily attributed to the decline in estimated near-term revenues and related recovery of long-term revenues as a result of the impact of the COVID-19 pandemic.
13. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2022, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $86 million, of which we expect $59 million, $15 million, $8 million, and $4 million will be paid in 2023, 2024, 2025, and 2026, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 19 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
Surety bonds issued as of December 31, 2022 totaled $128 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of December 31, 2022, we had $1 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 16 “Debt”). In addition, as of December 31, 2022, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.

Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance (if any) as our fee or we make up the deficit. At December 31, 2022, our maximum exposure under fixed dollar guarantees was $7 million, of which $2 million, $2 million, $1 million, $1 million, and $1 million relate to 2023, 2024, 2025, 2026, 2027 and thereafter, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At December 31, 2022, our expected commitment for 2023 is $10 million, which will ultimately be recorded as a component of rental expense on our income statement.
Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one, with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff filed an amended complaint and appealed the dismissal of the other claims. In November 2022, the Court granted our motion to dismiss the amended complaint and again granted plaintiff leave to amend. The appeal remains pending. We believe we have meritorious defenses to the claims in this matter and intend to vigorously defend against them.
In April 2019, a purported class-action lawsuit was filed by Alan and Marjorie Helman and others against us in the Superior Court of the Virgin Islands, Division of St. Thomas alleging that their fractional interests were devalued by the affiliation of The Ritz-Carlton Club, St. Thomas and other Ritz-Carlton Clubs with our MVCD program. The lawsuit was subsequently removed to the U.S. District Court for the District of the Virgin Islands. The plaintiffs are seeking unspecified damages, disgorgement of profits, fees and costs. In August 2022, the District Court denied plaintiffs’ motion for class certification. In September 2022, the U.S. Court of Appeals for the Third Circuit denied plaintiffs’ petition for leave to appeal the District Court’s order denying class certification. In February 2023, plaintiffs agreed to dismiss the case with prejudice pursuant to a settlement for a nominal amount.
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

14. LEASES
The following table presents the carrying values of our leases and the classification on our Balance Sheet.

($ in millions)	Balance Sheet Classification	At December 31, 2022	At December 31, 2021
Operating lease assets	Other assets	$102	$96
Finance lease assets	Property and equipment, net	88	89
		$190	$185

Operating lease liabilities	Accrued liabilities	$114	$108
Finance lease liabilities	Debt, net	86	83
		$200	$191
The following table presents the lease costs and the classification on our Income Statements for the years ended December 31, 2022 and December 31, 2021.

($ in millions)	Income Statement Classification	2022	2021
Operating lease cost	Marketing and sales expense General and administrative expense	$31	$35
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	7	5
Interest on lease liabilities	Financing expense	4	1
Variable lease cost	Marketing and sales expense	3	2
		$45	$43
The following table presents the maturity of our operating and finance lease liabilities as of December 31, 2022.

($ in millions)	Operating Leases	Finance Leases	Total
2023	$28	$8	$36
2024	24	7	31
2025	21	5	26
2026	20	4	24
2027	11	3	14
Thereafter	31	256	287
Total lease payments	135	283	418
Less: Imputed interest	(21)	(197)	(218)
	$114	$86	$200
Lease Term and Discount Rate
The following table presents additional information about our lease obligations.

	At December 31, 2022	At December 31, 2021
Weighted-average remaining lease term
Operating leases	6.8 years	6.4 years
Finance leases	51.5 years	53.7 years
Weighted-average discount rate
Operating leases	6.2%	5.8%
Finance leases	5.3%	5.3%

Other Information
The following table presents supplemental cash flow information for 2022 and 2021.

($ in millions)	2022	2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$5	$1
Operating cash flows for operating leases	$32	$34
Financing cash flows for finance leases	$4	$5

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6	$7
Finance leases(1)	$8	$86
_________________________
(1)Includes the reclassification of certain lease components from operating lease to finance lease classification, attributable to the amendment of an existing lease.
Leases That Have Not Yet Commenced
During 2020, we entered into a finance lease arrangement, which was amended in 2021, for our new global headquarters office building, which is being constructed in Orlando, Florida. Total payments for the initial lease term (approximately 16 years) plus, at our option, two five-year renewal terms is $249 million. We expect the lease term of the new office building to commence in the first half of 2023 when construction is substantially complete, at which time we will record a right-of-use asset and corresponding lease liability on our balance sheet.
15. SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At December 31, 2022	At December 31, 2021
Vacation ownership notes receivable securitizations, gross(1)	$1,799	$1,877
Unamortized debt discount and issuance costs	(21)	(21)
	1,778	1,856

Warehouse Credit Facility, gross(2)	162	—
Unamortized debt issuance costs(3)	(2)	—
	160	—

	$1,938	$1,856
_________________________
(1)Interest rates as of December 31, 2022 range from 1.5% to 6.4%, with a weighted average interest rate of 3.3%.
(2)Effective interest rate as of December 31, 2022 was 5.5%.
(3)Excludes $2 million of unamortized debt issuance costs as of December 31, 2021 as no cash borrowings were outstanding at that time.
All of our securitized debt is non-recourse to MVWC. See Footnote 19 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows anticipated future principal payments for our securitized debt as of December 31, 2022.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payments Year
2023	$177	$8	$185
2024	181	8	189
2025	182	146	328
2026	186	—	186
2027	184	—	184
Thereafter	889	—	889
	$1,799	$162	$1,961
_________________________
(1)Excludes future Warehouse Credit Facility renewals.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2022, and as of December 31, 2022, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
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
During the fourth quarter of 2022, we completed the securitization of a pool of $286 million of vacation ownership notes receivable. In connection with the securitization, $280 million in vacation ownership loan backed notes were issued by MVW 2022-2 LLC (the “2022-2 LLC”) in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2022-2 LLC: $181 million of Class A Notes, $45 million of Class B Notes, $32 million of Class C Notes, and $22 million of Class D Notes. The Class A Notes have an interest rate of 6.11%, the Class B Notes have an interest rate of 6.55%, the Class C Notes have an interest rate of 7.62%, and the Class D Notes have an interest rate of 9.00%, for an overall weighted average interest rate of 6.58%. The weighted average interest rate of the first three classes of notes sold to third parties was 6.37%. Investors purchased $258 million of the vacation ownership loan backed notes issued by the 2022-2 LLC on November 3, 2022, comprised of the Class A Notes, the Class B Notes, and the Class C Notes, and we retained the $22 million of Class D Notes. Of the $259 million in proceeds from the transaction, approximately $129 million was used to repay all outstanding amounts previously drawn under our Warehouse Credit Facility (as defined below), approximately $6 million was used to pay transaction expenses and fund required reserves, and the remaining $124 million will be used for general corporate purposes. In connection with this securitization, we redeemed the remaining vacation ownership loan backed notes issued in a prior securitization transaction for approximately $22 million. The majority of the loans acquired through the redemption were purchased by the 2022-2 LLC.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”) allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. If not renewed prior to termination, any amounts outstanding under the Warehouse Credit Facility would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market at least once per year.
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
During the fourth quarter of 2022, we securitized vacation ownership notes receivable under our Warehouse Credit Facility. The carrying amount of the vacation ownership notes receivable securitized was $197 million. The average advance rate was 83%, which resulted in gross proceeds of $163 million. Net proceeds were $159 million due to the funding of reserve accounts of $4 million.

16. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2022	At December 31, 2021
Senior Secured Notes
2025 Notes	$250	$250
Unamortized debt discount and issuance costs	(2)	(2)
	248	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(3)	(4)
	347	346

2029 Notes	500	500
Unamortized debt discount and issuance costs	(6)	(7)
	494	493
Corporate Credit Facility
Term Loan	784	784
Unamortized debt discount and issuance costs	(6)	(8)
	778	776
Convertible Notes
2022 Convertible Notes	—	230
Unamortized debt discount and issuance costs	—	(6)
	—	224

2026 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(10)	(114)
	565	461

2027 Convertible Notes	575	—
Unamortized debt discount and issuance costs	(15)	—
	560	—

Non-interest bearing note payable	10	—
Finance leases	86	83
	$3,088	$2,631
The following table shows scheduled principal payments for our debt, excluding finance leases, as of December 31, 2022.

	Payments Year
($ in millions)	2023	2024	2025	2026	2027	Thereafter	Total
2025 Notes	$250	$—	$—	$—	$—	$—	$250
2028 Notes	—	—	—	—	—	350	350
2029 Notes	—	—	—	—	—	500	500
Term Loan	—	—	784	—	—	—	784
2026 Convertible Notes	—	—	—	575	—	—	575
2027 Convertible Notes	—	—	—	—	575	—	575
Non-interest bearing notes payable	6	4	—	—	—	—	10
	$256	$4	$784	$575	$575	$850	$3,044

Senior Notes
Our senior notes include:
•$500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in the second quarter of 2020 with a maturity date of September 15, 2025 (the “2025 Notes”), of which $250 million of principal was outstanding as of December 31, 2022.
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
During 2021, we redeemed, prior to maturity, $250 million aggregate principal amount of the 2025 Notes pursuant to the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $19 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in Gains (losses) and other income (expense), net line on our Income Statement for the year ended December 31, 2021.
During the fourth quarter of 2022, we delivered a redemption notice for the remaining $250 million of 2025 Notes outstanding pursuant to the terms of the indenture governing the 2025 Notes. Subsequent to the end of 2022, we redeemed, prior to maturity, the remaining $250 million aggregate principal amount of the 2025 Notes with proceeds from the issuance of the 2027 Convertible Notes (as discussed below). In connection with this redemption, we expect to incur charges of approximately $10 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which will be recorded in the first quarter of 2023.
2028 Notes
We issued the 2028 Notes under an indenture dated October 1, 2019 with The Bank of New York Mellon Trust Company, N.A., as trustee. We received net proceeds of $346 million from the offering, after deducting the underwriting discount and estimated expenses. The net proceeds from the 2028 Notes were used (i) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 assumed in connection with the ILG Acquisition (the “IAC Notes”), (ii) to redeem all of the outstanding 5.625% Senior Unsecured Notes due 2023 offered in exchange for the IAC Notes during the third quarter of 2018, (iii) to repay a portion of the then outstanding borrowings under our Revolving Corporate Credit Facility, (iv) to pay transaction expenses and fees in connection with each of the foregoing and (v) for general corporate purposes. We pay interest on the 2028 Notes on March 15 and September 15 of each year. We may redeem some or all of the 2028 Notes prior to maturity under the terms provided in the indenture.
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
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which matures on August 31, 2025, and bears interest at LIBOR plus 1.75%, and a revolving credit facility (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility of $75 million.

During the first quarter of 2022, we entered into an amendment to the Revolving Corporate Credit Facility (the “Revolver Amendment”), which increased the borrowing capacity of the existing revolving credit facility from $600 million to $750 million and extended the maturity date from August 31, 2023 to March 31, 2027. The Revolver Amendment modified the interest rate applicable to certain borrowings under the Revolving Corporate Credit Facility to reference SOFR and to be based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Revolver Amendment), plus a 0.10% adjustment, subject to a 0.00% floor. Interest rates for other select non-U.S. dollar borrowings were also amended to be based on updated variable rate indices. The applicable margins with respect to the Revolving Corporate Credit Facility were amended to be based on leverage-based measures instead of credit ratings-based measures. The Revolver Amendment made no other material changes to the Corporate Credit Facility.
Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.75% to 2.25% depending on the type of loan and our leverage. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 25 to 35 basis points per annum, also depending on our leverage.
Any amounts borrowed under that facility, as well as obligations with respect to letters of credit issued pursuant to that facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions.
During the third quarter of 2022, we borrowed $380 million under our Revolving Corporate Credit Facility, $230 million of which was used to repay the 2022 Convertible Notes (as discussed further below). During the fourth quarter of 2022, a portion of the proceeds from the issuance of the 2027 Convertible Notes was used to repay amounts outstanding on the Revolving Corporate Credit Facility (as discussed further below). As of December 31, 2022, there were no amounts outstanding under the Revolving Corporate Credit Facility.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625% and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480% and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and are recorded in Other assets on our Balance Sheet as of December 31, 2022 and Other liabilities on our Balance Sheet as of December 31, 2021. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during 2022, 2021 and 2020. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2022	2021	2020
Derivative Instrument Adjustment, Beginning of Year	$(18)	$(39)	$(21)
Other comprehensive gain (loss) before reclassifications	31	21	(18)
Derivative Instrument Adjustment, End of Year	$13	$(18)	$(39)

Convertible Notes
2022 Convertible Notes
During 2017, we issued $230 million aggregate principal amount of 1.50% convertible senior notes for which interest was payable semi-annually (the “2022 Convertible Notes”). The 2022 Convertible Notes matured at par on September 15, 2022, at which time they were settled in cash and the remaining discount and deferred financing costs were fully amortized. The following table reflects the activity related to our 2022 Convertible Notes during 2022.

($ in millions)	Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Debt, net	Carrying Amount of Equity Component, net of Issuance Costs
At December 31, 2021	$230	$(5)	$(1)	$224	$33
Adoption of ASU 2020-06(1)	—	5	—	5	(33)
At January 1, 2022	230	—	(1)	229	—
Fair value of conversion option transferred to other liabilities(2)	—	(5)	—	(5)	—
Amortization	—	5	1	6	—
Repayment upon maturity	(230)	—	—	(230)	—
At December 31, 2022	$—	$—	$—	$—	$—
________________________
(1)As a result of the adoption of ASU 2020-06 during the first quarter of 2022, we no longer accounted for the liability and equity components of the convertible notes separately, and we reclassified the conversion feature related to the 2022 Convertible Notes from equity to liabilities. Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Summary of Significant Accounting Policies” for information on our adoption of ASU 2020-06.
(2)We issued notice of our intent to settle the 2022 Convertible Notes in cash, which became irrevocable on June 15, 2022. As a result, our previous exception from derivative accounting for the conversion feature of the 2022 Convertible Notes no longer applied and we were required to fair value this conversion feature at that time. The fair value of the conversion feature of $5 million was recorded as a debt discount and a corresponding increase to Other liabilities on our balance sheet. Subsequent changes to the fair value of the conversion feature were recorded on our income statement.
The following table shows interest expense information related to the 2022 Convertible Notes.

($ in millions)	2022	2021	2020
Contractual interest expense	$3	$3	$3
Amortization of debt discount	5	8	7
Amortization of debt issuance costs	1	1	1
	$9	$12	$11
2022 Convertible Note Hedges and Warrants
In connection with the offering of the 2022 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (“2022 Convertible Note Hedges”) and warrant transactions (“2022 Warrants”), whereby we sold to the counterparties to the 2022 Convertible Note Hedges warrants to acquire approximately 1.6 million shares of our common stock.
The 2022 Note Hedges were required to follow the same settlement provisions as the 2022 Convertible Notes. As such, upon issuance of the irrevocable notice of our intent to settle the 2022 Convertible Notes in cash, our previous exception from derivative accounting for the 2022 Convertible Note Hedges no longer applied and we were required to fair value the 2022 Convertible Note Hedges at that time. The 2022 Convertible Note Hedges expired upon the maturity of the 2022 Convertible Notes, and none were exercised. The 2022 Warrants expire in ratable portions on a series of expiration dates over the 60 scheduled trading day period commencing on December 15, 2022. As of December 31, 2022, the strike price of the 2022 Warrants was subject to adjustment to approximately $175.62, as a result of the dividends we declared since the issuance of the 2022 Warrants that were greater than the quarterly dividend we paid when the 2022 Warrants were issued. As of December 31, 2022, no 2022 Warrants have been exercised.

2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of December 31, 2022 to 5.9978 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $166.73 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 31, 2022, the effective interest rate was 0.55%.
The following table shows the net carrying value of the 2026 Convertible Notes.

($ in millions)	At December 31, 2022	At December 31, 2021
Liability component
Principal amount	$575	$575
Unamortized debt discount(1)	—	(104)
Unamortized debt issuance costs	(10)	(10)
Net carrying amount of the liability component	$565	$461

Carrying amount of equity component, net of issuance costs(1)	$—	$117
________________________
(1)As a result of adoption of ASU 2020-06 during the first quarter of 2022, we no longer account for the liability and equity components of the convertible notes separately, and we reclassified the conversion feature related to the 2026 Convertible Notes from equity to liabilities. Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Summary of Significant Accounting Policies” for information on our adoption of ASU 2020-06.
The following table shows interest expense information related to the 2026 Convertible Notes.

($ in millions)	2022	2021	2020
Amortization of debt discount	$—	$22	$—
Amortization of debt issuance costs	3	2	—
	$3	$24	$—
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.4 million shares of our common stock, and warrant transactions (“2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire approximately 3.4 million shares of our common stock. As of December 31, 2022, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $166.73 and $208.41, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During the fourth quarter of 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes are governed by an indenture dated December 8, 2022 (the “Indenture”) among MVWC, Marriott Ownership Resorts, Inc. and the other guarantors party thereto (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We received net proceeds from the offering of approximately $497 million after adjusting for debt issuance costs, including the discount to the initial purchasers, the cost of the 2027 Convertible Note Hedges, and proceeds from the 2027 Warrants (both as defined below).

The 2027 Convertible Notes bear interest at a rate of 3.25%, payable in cash semi-annually on June 15 and December 15 of each year, beginning on June 15, 2023. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date. On or after September 15, 2027, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2027 Convertible Notes, holders may convert their 2027 Convertible Notes at their option. The 2027 Convertible Notes are convertible at a rate of 5.2729 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.65 per share of our common stock) as of December 31, 2022. The conversion rate is subject to adjustment for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our intent to settle conversions of the 2027 Convertible Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of our common stock of any excess of the conversion value over the principal amount. As of December 31, 2022, the effective interest rate was 3.88%.
Holders may convert their 2027 Convertible Notes prior to September 15, 2027 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
•if we call any or all of the holder’s notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events as described in the Indenture.
While the 2027 Convertible Notes are callable in certain circumstances prior to their maturity date, no sinking fund has been provided for them. If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2027 Convertible Notes. The repurchase price as a result of a fundamental change is equal to 100% of the principal amount of the 2027 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the repurchase date. If certain fundamental changes referred to in the Indenture as make-whole fundamental changes occur, the conversion rate applicable to the 2027 Convertible Notes may increase.
The 2027 Convertible Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantors on a senior, unsecured basis. The 2027 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness, and senior in right of payment to all of our future subordinated debt. The 2027 Convertible Notes will be effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt, including the guarantees of borrowings outstanding under the Corporate Credit Facility. The 2027 Convertible Notes are structurally subordinated to any existing and future indebtedness and any other liabilities and obligations of any of our subsidiaries that are not guarantors of the 2027 Convertible Notes. The guarantees will be the Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Guarantors’ existing and future senior indebtedness, and senior in right of payment to all of the Guarantors’ future subordinated debt. The guarantees are effectively subordinated to any of the Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including any borrowings outstanding under the Corporate Credit Facility. The guarantees are structurally subordinated to any existing and future indebtedness and any other liabilities and obligations of any of our subsidiaries that are not guarantors of the 2027 Convertible Notes.
There are no financial or operating covenants related to the 2027 Convertible Notes. The Indenture contains customary events of default with respect to the 2027 Convertible Notes and provides that upon the occurrence and continuation of certain events of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2027 Convertible Notes then outstanding may declare all principal of, and accrued and any unpaid interest on, the 2027 Convertible Notes then outstanding to be immediately due and payable. In case of certain events of bankruptcy or insolvency involving the Company, all of the principal of and accrued and unpaid interest on the 2027 Convertible Notes will automatically become immediately due and payable.
We had debt issuance costs, including initial purchasers’ discount to underwriters, of $14 million related to the 2027 Convertible Notes. Issuance costs are amortized to interest expense over the term of the 2027 Convertible Notes. During

2022, our contractual interest expense and amortization of debt issuance costs were $1 million and less than $1 million, respectively, related to the 2027 Convertible Notes.
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock with certain counterparties (the “2027 Convertible Note Hedges”), covering a total of 3 million shares of our common stock at a cost of $107 million. The 2027 Convertible Note Hedges are subject to anti-dilution provisions substantially similar to those of the 2027 Convertible Notes, have a strike price that initially corresponded to the initial conversion price of the 2027 Convertible Notes, are exercisable by us upon any conversion under the 2027 Convertible Notes, and expire when the 2027 Convertible Notes mature. The cost of the 2027 Convertible Note Hedges is expected to be tax deductible as an original issue discount over the life of the 2027 Convertible Notes, as the 2027 Convertible Notes and the 2027 Convertible Note Hedges represent an integrated debt instrument for tax purposes. The cost of the 2027 Convertible Note Hedges was recorded as a reduction of Additional paid-in capital on our Balance Sheet as of December 31, 2022.
Concurrently with the entry into the 2027 Convertible Note Hedges, we separately entered into privately-negotiated warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 3 million shares of our common stock at an initial strike price of $286.26 per share. We received aggregate proceeds of $43 million from the sale of the 2027 Warrants to the counterparties. The proceeds from the issuance of the 2027 Warrants were recorded as an increase to Additional paid-in capital on our Balance Sheet as of December 31, 2022.
Taken together, the 2027 Convertible Note Hedges and the 2027 Warrants are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion of the 2027 Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the 2027 Convertible Notes and to effectively increase the overall conversion price to the Company from $189.65 per share to $286.26 per share. The 2027 Warrants will expire in ratable portions on a series of expiration dates commencing in March 2028.
The 2027 Convertible Notes, the 2027 Convertible Note Hedges, and the 2027 Warrants are transactions that are separate from each other. Holders of any such instrument have no rights with respect to the other instruments. As of December 31, 2022, no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
Finance Leases
See Footnote 14 “Leases” for information on our finance leases.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility and the 2025 Notes, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2027 Convertible Notes, the 2025 Notes, the 2028 Notes, and the 2029 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding bankruptcy remote special purpose subsidiaries.
17. SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2022, there were 75,744,524 shares of Marriott Vacations Worldwide common stock issued, of which 37,481,082 shares were outstanding and 38,263,442 shares were held as treasury stock. At December 31, 2021, there were 75,519,049 shares of Marriott Vacations Worldwide common stock issued, of which 42,283,378 shares were outstanding and 33,235,671 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2022 or December 31, 2021.

Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program” and collectively, the “Share Repurchase Programs”). During the third quarter of 2021, our Board of Directors authorized us to purchase shares of our common stock under a Share Repurchase Program for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. During the first quarter of 2022, our Board of Directors authorized the purchase of up to an additional $300 million of our common stock under this program, and extended the term of this program to March 31, 2023. During the third quarter of 2022, our Board of Directors authorized the purchase of up to an additional $500 million of our common stock under this program, and extended the term of this program to June 30, 2023. As of December 31, 2022, approximately $270 million remained available for share repurchases under the Share Repurchase Program.
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
The following table summarizes share repurchase activity under our Share Repurchase Programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2021	17,681,395	$1,418	$80.17
For the year ended December 31, 2022	5,091,823	701	$137.83
As of December 31, 2022	22,773,218	$2,119	$93.06
Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2022 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 18, 2022	March 3, 2022	March 17, 2022	$0.62
May 12, 2022	May 26, 2022	June 9, 2022	$0.62
September 8, 2022	September 22, 2022	October 6, 2022	$0.62
December 1, 2022	December 22, 2022	January 5, 2023	$0.72
Subsequent to the end of 2022, on February 16, 2023, our Board of Directors declared a quarterly dividend of $0.72 per share to be paid on March 16, 2023 to shareholders of record as of March 2, 2023.
Noncontrolling Interests - Owners’ Associations
We consolidate certain owners’ associations. Noncontrolling interests represent the portion of the owners’ associations related to third-party VOI owners. Noncontrolling interests of $2 million and $10 million, as of December 31, 2022 and December 31, 2021, respectively, are included on our Balance Sheets as a component of equity.

18. SHARE-BASED COMPENSATION
We maintain the MVW Equity Plan for the benefit of our officers, directors and employees. Under the MVW Equity Plan, we are authorized to award: (1) RSUs of our common stock, (2) SARs relating to our common stock, and (3) options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of December 31, 2022, approximately 1.0 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

($ in millions)	2022	2021	2020
Service-based RSUs	$31	$34	$22
Performance-based RSUs	3	9	9
ILG Acquisition Converted RSUs	—	—	2
	34	43	33
SARs	5	8	4
	$39	$51	$37
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2022(1)	At Year-End 2021
Service-based RSUs	$26	$33
Performance-based RSUs	7	—
	33	33
SARs	1	2
	$34	$35
_________________________
(1)As of December 31, 2022, the weighted average remaining term for RSU grants outstanding at year-end 2022 was one to two years and we expect that deferred compensation expense will be recognized over a weighted average period of one to two years.
Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2022
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2021	765,080	$110.14	475,121	$93.77	1,240,201	$103.87
Granted	183,510	$151.67	135,012	$152.12	318,522	$151.86
Distributed	(201,267)	$112.33	(202,232)	$95.42	(403,499)	$103.85
Forfeited	(19,256)	$133.22	(115,455)	$98.20	(134,711)	$103.20
Outstanding at year-end 2022	728,067	$119.39	292,446	$117.82	1,020,513	$118.94
The weighted average grant-date fair value per RSU granted in 2021 and 2020 was $161.42 and $95.92, respectively. The fair value of the RSUs which vested in 2022, 2021, and 2020 was $65 million, $46 million, and $30 million, respectively. The fair value of the RSUs which vested in 2021 and 2020 included $3 million and $6 million, respectively, related to RSUs converted from ILG equity-based RSUs to MVW equity-based RSUs in the ILG Acquisition.

Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2022
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2021	626,875	$107.86
Granted	77,037	$159.27
Exercised	(10,378)	$39.93
Forfeited or expired	(4,028)	$161.57
Outstanding at year-end 2022(1)(2)	689,506	$114.32
_________________________
(1)As of December 31, 2022, outstanding SARs had a total intrinsic value of $21 million and a weighted average remaining term of 6 years.
(2)As of December 31, 2022, 442,678 SARs with a weighted average exercise price of $97.00, an aggregate intrinsic value of $18 million and a weighted average remaining contractual term of 5 years were exercisable.
The weighted average grant-date fair value per SAR granted in 2022, 2021, and 2020 was $59.68, $70.66, and $29.63, respectively. The intrinsic value of SARs which vested in 2022, 2021, and 2020 was $2 million, $5 million, and $4 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2022, 2021, and 2020 was $1 million, $14 million, and $19 million, respectively.
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
The following table outlines the assumptions used to estimate the fair value of grants in 2022, 2021, and 2020:

	2022	2021	2020
Expected volatility	42.86%	48.35%	38.81%
Dividend yield	1.53%	1.48%	2.13%
Risk-free rate	1.77%	0.97%	0.96%
Expected term (in years)	6.25	6.25	6.25
Employee Stock Purchase Plan
During 2015, our Board of Directors adopted, and our shareholders subsequently approved, the Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan (the “ESPP”), which became effective during 2015. A total of 500,000 shares of common stock may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period.

19. VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These vacation ownership notes receivable securitizations provide funding for general corporate purposes. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized vacation ownership notes receivable or, in some cases, overcollateralization and cash reserve accounts.
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
The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at December 31, 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,620	$172	$1,792
Interest receivable	12	1	13
Restricted cash	77	8	85
Total	$1,709	$181	$1,890
Consolidated Liabilities
Interest payable	$4	$1	$5
Securitized debt	1,820	162	1,982
Total	$1,824	$163	$1,987
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2022:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$234	$9	$243
Interest expense to investors	$47	$3	$50
Debt issuance cost amortization	$8	$2	$10
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

($ in millions)	2022	2021
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$627	$841
Principal receipts	534	585
Interest receipts	234	228
Reserve release	154	159
Total	1,549	1,813
Cash Outflows
Principal to investors	(556)	(590)
Voluntary repurchases of defaulted vacation ownership notes receivable	(94)	(99)
Voluntary clean-up call	(60)	(72)
Interest to investors	(46)	(43)
Funding of restricted cash	(97)	(217)
Total	(853)	(1,021)
Net Cash Flows	$696	$792
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable, net of substitutions, of $94 million during 2022, $99 million during 2021 and $95 million during 2020. We also made voluntary repurchases of $338 million, $200 million and $383 million of other non-defaulted vacation ownership notes receivable during 2022, 2021 and 2020, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell, and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance of the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

($ in millions)	2022	2021
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$397	$107
Principal receipts	19	2
Interest receipts	10	2
Reserve release	1	1
Total	427	112
Cash Outflows
Principal to investors	(8)	—
Voluntary repurchases of defaulted vacation ownership notes receivable	—	—
Repayment of Warehouse Credit Facility	(227)	(107)
Interest to investors	(3)	(2)
Funding of restricted cash	(6)	(1)
Total	(244)	(110)
Net Cash Flows	$183	$2
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity during construction. Further, our purchase commitment is generally contingent upon the property being redeveloped to our brand standards. Accordingly, we have not consolidated the VIE. During the second quarter of 2022, we amended the terms of our prior commitment and extended a bridge loan to the VIE for $47 million. During the third quarter of 2022, we further amended the terms of our prior commitment at which time the bridge loan was fully repaid. We expect to acquire the property over time and as of December 31, 2022, we expect to make payments for the property as follows: $112 million in 2024, $81 million in 2025, and $41 million in 2026. As of December 31, 2022, our Balance Sheet reflected $1 million in Accounts and contracts receivable, including a note receivable of less than $1 million, $1 million in Property and equipment, and $1 million in Accrued liabilities. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of December 31, 2022.
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
•Exchange & Third-Party Management includes exchange networks and membership programs, as well as provision of management services to other resorts and lodging properties. We provide these services through our Interval International and Aqua-Aston businesses. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, owners’ association management, and other related products and services. VRI Americas was part of the Exchange & Third-Party Management segment through the date of sale in April 2022. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.
Our CODM evaluates the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense or indirect general and administrative expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate depreciation and amortization, other gains and losses, equity in earnings or losses from our joint ventures, and noncontrolling interest to each of our segments as appropriate. Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated owners’ associations, as our CODM does not use this information to make operating segment resource allocations.
Our CODM uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments, and the components of net income or loss attributable to common shareholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income or loss attributable to common shareholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income or loss attributable to common shareholders is presented below.
Revenues

($ in millions)	2022	2021	2020
Vacation Ownership	$4,342	$3,539	$2,530
Exchange & Third-Party Management	291	320	309
Total segment revenues	4,633	3,859	2,839
Corporate and other	23	31	47
	$4,656	$3,890	$2,886

Adjusted EBITDA and Reconciliation to Net Income or Loss Attributable to Common Shareholders

($ in millions)	2022	2021	2020
Adjusted EBITDA Vacation Ownership	$1,033	$699	$229
Adjusted EBITDA Exchange & Third-Party Management	148	144	119
Reconciling items:
Corporate and other	(215)	(186)	(113)
Interest expense	(118)	(164)	(150)
Tax (provision) benefit	(191)	(74)	84
Depreciation and amortization	(132)	(146)	(123)
Share-based compensation expense	(39)	(51)	(37)
Certain items	(95)	(173)	(284)
Net income (loss) attributable to common shareholders	$391	$49	$(275)
Depreciation and Amortization

($ in millions)	2022	2021	2020
Vacation Ownership	$92	$89	$79
Exchange & Third-Party Management	31	48	32
Total segment depreciation and amortization	123	137	111
Corporate and other	9	9	12
	$132	$146	$123
Assets

($ in millions)	At December 31, 2022	At December 31, 2021
Vacation Ownership	$8,037	$7,897
Exchange & Third-Party Management	865	911
Total segment assets	8,902	8,808
Corporate and other	737	805
	$9,639	$9,613
Capital Expenditures (including inventory)

($ in millions)	2022	2021	2020
Vacation Ownership	$182	$296	$191
Exchange & Third-Party Management	—	3	7
Total segment capital expenditures	182	299	198
Corporate and other	33	(2)	4
	$215	$297	$202
Revenues Excluding Cost Reimbursements

($ in millions)	2022	2021	2020
United States	$2,886	$2,499	$1,664
All other countries	403	263	180
	$3,289	$2,762	$1,844

Property and Equipment, net

($ in millions)	At December 31, 2022	At December 31, 2021
United States	$969	$988
All other countries	170	148
	$1,139	$1,136

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
As described below, we incorporate by reference in this Annual Report certain information appearing in the Proxy Statement that we will furnish to our shareholders for our 2023 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance
Our Proxy Statement will be filed with the SEC in connection with our 2023 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Report on the Board of Directors and its Committees” in our Proxy Statement.
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
(3) Exhibits
All documents referenced below are being filed as a part of this Annual Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018
2.3	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.4	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.5	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.6	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.7	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.8	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.7 above)		8-K	4.1	5/15/2020

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.9	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.10	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.1	2/3/2021
4.11	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.12	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	6/22/2021
4.13	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.14	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.13 above)		8-K	4.2	12/8/2022
4.15	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement		10-Q	10.1	4/25/2013
10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement		10-Q	10.3	7/21/2016
10.4	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		10-K	10.4	2/27/2018
10.5	Amended and Restated Side Letter Agreement, dated as of February 26, 2018 by among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†		10-K	10.5	2/27/2018
10.6	Letter Agreement, effective as of January 1, 2022, between Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC		10-K	10.6	3/1/2022
10.7	Marketing Track Amendment, dated as of May 19, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation		10-Q	10.3	8/9/2022
10.8	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.9	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.10	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.11	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.12	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.13	Marriott Bonvoy Affiliation Agreement, dated as of November 10, 2021, by and among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.14	3/1/2022
10.14	Termination of Noncompetition Agreement, dated as of February 26, 2018, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		10-K	10.14	2/27/2018
10.15	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.16	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.17	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.18	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.19	Form of Non-Employee Director Share Award Confirmation*		10-K	10.17	2/25/2016
10.20	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-K	10.16	3/21/2012
10.21	Form of Director Stock Unit Agreement*		10-Q	10.1	4/30/2015
10.22	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*	X
10.23	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*	X
10.24	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*	X
10.25	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*	X
10.26	Form of Participation Agreement for Change in Control Severance Plan*	X
10.27	Marriott Vacations Worldwide Corporation Deferred Compensation Plan Revised July 29, 2022*		10-Q	10.4	8/9/2022
10.28	Marriott Vacations Worldwide Corporation Executive Long-Term Disability Plan*		10-K	10.21	2/26/2015
10.29	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.30	Form of Warrant Confirmation		10-Q	10.2	11/2/2017
10.31	Form of Amendment Agreement to Warrant Confirmation		10-K	10.54	3/1/2019
10.32	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.33	Amendment No. 1 to Credit Agreement, dated as of December 3, 2019, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Interval Acquisition Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		10-K	10.38	3/2/2020
10.34	Incremental Facility Amendment, dated as of March 31, 2022, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the incremental lenders party thereto		8-K	10.1	4/6/2022
10.35	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018
10.36	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.37	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.38	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014
10.39	Form of Terms and Conditions for Adjusted EBITDA Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.2	5/8/2014
10.40	Form of Terms and Conditions for TSR-Based Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.3	5/8/2014
10.41	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016
10.42	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.1	5/12/2016
10.43	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016
10.44	Termination of Noncompetition Agreement, effective September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC (formerly Starwood Hotels & Resorts Worldwide, Inc.) and Vistana Signatures Experiences, Inc.		8-K	10.2	9/20/2018
10.45	Letter of Agreement, effective September 1, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signatures Experiences, Inc., ILG, LLC, Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC and Starwood Hotels & Resorts Worldwide, LLC		8-K	10.1	9/20/2018
10.46	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.47	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017*		10-Q(2)	10.2	5/5/2017
10.48	Amendment dated March 28, 2018 to Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert*		10-Q(2)	10.1	5/4/2018
10.49	Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		DEF 14A	Appendix A	3/30/2020
10.50	Form of Call Option Transaction Confirmation		8-K	10.1	2/3/2021
10.51	Form of Warrant Confirmation		8-K	10.2	2/3/2021
10.52	Form of Base Call Option Transaction Confirmation		8-K	10.1	12/8/2022

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.53	Form of Base Warrant Confirmation		8-K	10.2	12/8/2022
10.54	Umbrella IP Amendment, dated as of March 4, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation		10-Q	10.2	5/9/2022
21.1	Significant Subsidiaries of Marriott Vacations Worldwide Corporation	X
22.1	List of the Issuer and its Guarantor Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) the Notes to Consolidated Financial Statements

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date: February 27, 2023	By:	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John E. Geller, Jr., Anthony E. Terry, and James H Hunter, IV, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on our behalf in the capacities and on the date indicated above.

Principal Executive Officer:

/s/ John E. Geller, Jr.	President, Chief Executive Officer and Director
John E. Geller, Jr.

Principal Financial Officer:

/s/ Anthony E. Terry	Executive Vice President and Chief Financial Officer
Anthony E. Terry

Principal Accounting Officer:

/s/ Kathleen A. Pighini	Senior Vice President, Corporate Controller and Chief Accounting Officer
Kathleen A. Pighini
Directors:

/s/ William J. Shaw	/s/ Raymond L. Gellein, Jr.	/s/ Dianna F. Morgan
William J. Shaw, Director, Chairman	Raymond L. Gellein, Jr., Director	Dianna F. Morgan, Director

/s/ C.E. Andrews	/s/ Melquiades R. Martinez	/s/ Stephen R. Quazzo
C.E. Andrews, Director	Melquiades R. Martinez, Director	Stephen R. Quazzo, Director

/s/ Lizanne Galbreath	/s/ William W. McCarten	/s/ Jonice G. Tucker
Lizanne Galbreath, Director	William W. McCarten, Director	Jonice G. Tucker, Director