Form 10-Q
period 2023-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2023-05-05
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of May 2, 2023 was 36,808,928.

MARRIOTT VACATIONS WORLDWIDE CORPORATION
FORM 10-Q TABLE OF CONTENTS
Throughout this report, we refer to Marriott Vacations Worldwide Corporation, together with its consolidated subsidiaries, as “Marriott Vacations Worldwide,” “MVW,” “we,” “us,” or the “Company.” We also refer to brands that we own, as well as those brands that we license, as our brands. All brand names, trademarks, trade names, and service marks cited in this report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names, and service marks referred to in this report may appear without the ® or TM symbols, however, such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names, and service marks.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUES
Sale of vacation ownership products	$375	$310
Management and exchange	200	222
Rental	151	133
Financing	78	71
Cost reimbursements	365	316
TOTAL REVENUES	1,169	1,052
EXPENSES
Cost of vacation ownership products	58	60
Marketing and sales	210	182
Management and exchange	107	127
Rental	113	81
Financing	26	21
General and administrative	68	61
Depreciation and amortization	32	33
Litigation charges	3	3
Royalty fee	29	27
Impairment	4	—
Cost reimbursements	365	316
TOTAL EXPENSES	1,015	911
Gains and other income, net	21	4
Interest expense, net	(34)	(27)
Transaction and integration costs	(13)	(28)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	128	90
Provision for income taxes	(41)	(32)
NET INCOME	87	58
Net income attributable to noncontrolling interests	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$87	$58

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$2.32	$1.36
Diluted	$2.06	$1.23

CASH DIVIDENDS DECLARED PER SHARE	$0.72	$0.62
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
NET INCOME	$87	$58

Foreign currency translation adjustments	6	4
Derivative instrument adjustment, net of tax	(3)	16
OTHER COMPREHENSIVE GAIN, NET OF TAX	3	20

Net income attributable to noncontrolling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$90	$78
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$306	$524
Restricted cash (including $85 and $85 from VIEs, respectively)	268	330
Accounts and contracts receivable, net (including $13 and $13 from VIEs, respectively)	289	292
Vacation ownership notes receivable, net (including $1,793 and $1,792 from VIEs, respectively)	2,220	2,198
Inventory	672	660
Property and equipment, net	1,215	1,139
Goodwill	3,117	3,117
Intangibles, net	898	911
Other (including $80 and $76 from VIEs, respectively)	617	468
TOTAL ASSETS	$9,602	$9,639

LIABILITIES AND EQUITY
Accounts payable	$222	$356
Advance deposits	178	158
Accrued liabilities (including $3 and $5 from VIEs, respectively)	334	369
Deferred revenue	448	344
Payroll and benefits liability	206	251
Deferred compensation liability	147	139
Securitized debt, net (including $1,957 and $1,982 from VIEs, respectively)	1,936	1,938
Debt, net	3,129	3,088
Other	183	167
Deferred taxes	339	331
TOTAL LIABILITIES	7,122	7,141
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,805,974 and 75,744,524 shares issued, respectively	1	1
Treasury stock — at cost; 38,731,521 and 38,263,442 shares, respectively	(2,132)	(2,054)
Additional paid-in capital	3,937	3,941
Accumulated other comprehensive income	18	15
Retained earnings	654	593
TOTAL MVW SHAREHOLDERS' EQUITY	2,478	2,496
Noncontrolling interests	2	2
TOTAL EQUITY	2,480	2,498
TOTAL LIABILITIES AND EQUITY	$9,602	$9,639
The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES
Net income	$87	$58
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	32	33
Amortization of debt discount and issuance costs	7	5
Vacation ownership notes receivable reserve	38	29
Share-based compensation	7	8
Impairment charges	3	—
Deferred income taxes	6	18
Net change in assets and liabilities:
Accounts and contracts receivable	(6)	45
Vacation ownership notes receivable originations	(225)	(205)
Vacation ownership notes receivable collections	161	188
Inventory	16	28
Other assets	(146)	(134)
Accounts payable, advance deposits and accrued liabilities	(101)	12
Deferred revenue	101	54
Payroll and benefit liabilities	(45)	13
Deferred compensation liability	4	(7)
Other liabilities	16	(3)
Purchase of vacation ownership units for future transfer to inventory	—	(12)
Other, net	(5)	(1)
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	(50)	129
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(37)	(9)
Purchase of company owned life insurance	—	(4)
Other, net	—	3
Net cash, cash equivalents and restricted cash used in investing activities	(37)	(10)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
FINANCING ACTIVITIES
Borrowings from securitization transactions	171	102
Repayment of debt related to securitization transactions	(174)	(178)
Proceeds from debt	405	30
Repayments of debt	(461)	(30)
Finance lease incentive	10	—
Finance lease payment	(2)	(2)
Payment of debt issuance costs	—	(4)
Repurchase of common stock	(80)	(119)
Payment of dividends	(54)	(49)
Payment of withholding taxes on vesting of restricted stock units	(9)	(22)
Net cash, cash equivalents and restricted cash used in financing activities	(194)	(272)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	—
Change in cash, cash equivalents and restricted cash	(280)	(153)
Cash, cash equivalents and restricted cash, beginning of period	854	803
Cash, cash equivalents and restricted cash, end of period	$574	$650

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$—	$11
Non-cash issuance of treasury stock for employee stock purchase plan	1	1
Non-cash transfer from inventory to property and equipment	3	31
Non-cash transfer from property and equipment to inventory	43	2
Non-cash transfer from other assets to property and equipment	—	13
Non-cash transfer from property and equipment to other assets	2	—
Right-of-use asset obtained in exchange for finance lease obligation	80	—
Non-cash issuance of debt in connection with finance lease	97	—

Interest paid, net of amounts capitalized	44	30
Income taxes paid, net of refunds (income tax refunds, net of income taxes paid)	56	(7)

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.7	BALANCE AT DECEMBER 31, 2022	$1	$(2,054)	$3,941	$15	$593	$2,496	$2	$2,498
—	Net income	—	—	—	—	87	87	—	87
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.1	Share-based compensation plans	—	2	(4)	—	—	(2)	—	(2)
—	Repurchase of common stock	—	(80)	—	—	—	(80)	—	(80)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2023	$1	$(2,132)	$3,937	$18	$654	$2,478	$2	$2,480

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.5	BALANCE AT DECEMBER 31, 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	58	58	—	58
—	Foreign currency translation adjustments	—	—	—	4	—	4	—	4
—	Derivative instrument adjustment	—	—	—	16	—	16	—	16
0.2	Share-based compensation plans	—	1	(16)	—	—	(15)	—	(15)
—	Repurchase of common stock	—	(119)	—	—	—	(119)	—	(119)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT MARCH 31, 2022	$1	$(1,474)	$3,945	$4	$338	$2,814	$10	$2,824
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW,” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in the Interim Condensed Notes to Consolidated Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). We also use certain other terms that are defined within these Financial Statements.
The Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those VIEs for which Marriott Vacations Worldwide is the primary beneficiary, as determined in accordance with consolidation accounting guidance. References in these Financial Statements to net income or loss attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties in the broader macroeconomic environment, including inflationary pressures, as well as any effects of the recent COVID-19 pandemic have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, general macroeconomic conditions, including inflationary pressures, rising interest rates, and seasonal and short-term variations, as well as any effects of the recent COVID-19 pandemic. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2022 Annual Report.
We refer to the business and brands that we acquired in the acquisition of Welk Hospitality Group, Inc. (“Welk”) in 2021 (the “Welk Acquisition”) as “Legacy-Welk.” We refer to the business and brands that we acquired in the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), in 2018 (the “ILG Acquisition”) as “Legacy-ILG.” We refer to the business we conducted, and the associated brands, prior to the ILG Acquisition as “Legacy-MVW.”
The businesses acquired from ILG that we currently operate as part of our Vacation Ownership segment include Vistana Signature Experiences, which includes vacation ownership products branded as Sheraton or Westin, and Hyatt Vacation Ownership. The businesses acquired from ILG that we currently operate as part of our Exchange & Third-Party Management business include Interval International and Aqua-Aston Hospitality. As part of the ILG Acquisition, we also acquired the Vacation Resorts International (“VRI”) and Trading Places International (“TPI”) businesses (together, the “VRI Americas” business), which was part of our Exchange & Third-Party Management segment prior to our disposal of VRI Americas during the second quarter of 2022.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards
Accounting Standards Update 2022-02 – “Financial Instruments — Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”)
In the first quarter of 2023, we adopted accounting standards update (“ASU”) 2022-02, which eliminated the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhanced disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for financing receivables. The adoption of ASU 2022-02 on January 1, 2023, on a prospective basis, did not have a material impact on our financial statements or disclosures other than the incremental disclosures relating to gross write-offs for financing receivables. See Footnote 6 “Vacation Ownership Notes Receivable” for the incremental disclosures required by the adoption of ASU 2022-02.
Future Adoption of Accounting Standards
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) and Accounting Standards Update 2022-06 – “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”)
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the USD London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers were able to generally elect to adopt the optional expedients and exceptions over time through a period ending on December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. As of March 31, 2023, our Term Loan (as defined in Footnote 12 “Debt”) and certain of our interest rate swaps and collars have not yet discontinued the use of LIBOR. To the extent these instruments are amended to reference a different benchmark interest rate, we may elect to utilize the relief available in ASU 2020-04. Subsequent to March 31, 2023, we amended the terms of our Term Loan to reference SOFR (as defined in Footnote 12 “Debt”) rather than LIBOR. See Footnote 12 “Debt” for more information. We have not adopted any of the optional expedients or exceptions under ASU 2020-04 as of March 31, 2023, but continue to evaluate their adoption during the effective period as circumstances evolve.

3.	ACQUISITIONS
Charleston, South Carolina
During the first quarter of 2023, we acquired a parcel of land and an adjacent retail space in Charleston, South Carolina for $17 million. We plan to develop the parcel of land into a 50-unit vacation ownership resort, and use a portion of the retail space to operate a sales center. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
Bali
During the first quarter of 2022, we acquired 88 completed vacation ownership units, as well as a sales center, located in Bali, Indonesia for $36 million. The transaction was accounted for as an asset acquisition and the purchase price was allocated to Property and equipment, net. As consideration for the acquisition, we paid $12 million in cash and issued a non-interest bearing note payable for $11 million, of which $6 million was repaid in the first quarter of 2023. Further, during the first quarter of 2022, we reclassified $13 million of previous deposits associated with the project from Other assets to Property and equipment, net.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended March 31, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$375	$—	$—	$375

Ancillary revenues	61	1	—	62
Management fee revenues	45	8	(1)	52
Exchange and other services revenues	29	47	10	86
Management and exchange	135	56	9	200

Rental	141	10	—	151

Cost reimbursements	368	5	(8)	365
Revenue from contracts with customers	1,019	71	1	1,091

Financing	78	—	—	78
Total Revenues	$1,097	$71	$1	$1,169

	Three Months Ended March 31, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$310	$—	$—	$310

Ancillary revenues	54	1	—	55
Management fee revenues	42	10	(3)	49
Exchange and other services revenues	30	53	35	118
Management and exchange	126	64	32	222

Rental	122	11	—	133

Cost reimbursements	327	9	(20)	316
Revenue from contracts with customers	885	84	12	981

Financing	71	—	—	71
Total Revenues	$956	$84	$12	$1,052

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$578	$29	$1	$608
Goods or services transferred at a point in time	441	42	—	483
Revenue from contracts with customers	$1,019	$71	$1	$1,091

	Three Months Ended March 31, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$517	$38	$12	$567
Goods or services transferred at a point in time	368	46	—	414
Revenue from contracts with customers	$885	$84	$12	$981
Sale of Vacation Ownership Products
Revenues were reduced during the first quarter of 2023 by $8 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either March 31, 2023 or December 31, 2022.

($ in millions)	At March 31, 2023	At December 31, 2022
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$181	$209
Vacation ownership notes receivable, net	2,220	2,198
	$2,401	$2,407
Contract Liabilities
Advance deposits	$178	$158
Deferred revenue	448	344
	$626	$502
Revenue recognized during the first quarter of 2023 that was included in our contract liabilities balance at December 31, 2022 was $100 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2023, approximately 91% of this amount is expected to be recognized as revenue over the next two years.

Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At March 31, 2023	At December 31, 2022
Receivables from contracts with customers, net	$181	$209
Interest receivable	16	16
Tax receivable	35	20
Indemnification assets	39	19
Employee tax credit receivable	16	16
Other	2	12
	$289	$292

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate, based upon expected annual income less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, discrete items related to prior year tax items are treated separately.
Our interim effective tax rate was 32.3% and 35.6% for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in the effective tax rate is predominately attributable to an increase in Income Before Income Taxes and Noncontrolling Interests and a net increase in discrete items, including a net increase in the reserve for uncertain tax benefits of $16 million, partially offset by an increase in our share-based compensation benefit of $5 million and a $4 million increase in favorable foreign income tax adjustments.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the three months ended March 31, 2023. These unrecognized tax benefits relate to uncertain income tax positions, which would affect the effective tax rate if recognized.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2022	$25
Increases related to tax positions taken during a prior period	7
Decreases related to tax positions taken during a prior period	(5)
Balance at March 31, 2023	$27
The total amount of gross interest and penalties accrued was $46 million at March 31, 2023 and $28 million at December 31, 2022, an increase of $18 million which is predominantly attributable to additional adjustments to the pre-acquisition reserves for uncertain tax positions. We anticipate $33 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	March 31, 2023			December 31, 2022
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,594	$199	$1,793	$1,571	$221	$1,792
Non-securitized
Eligible for securitization(1)	104	1	105	63	—	63
Not eligible for securitization(1)	300	22	322	322	21	343
Subtotal	404	23	427	385	21	406
	$1,998	$222	$2,220	$1,956	$242	$2,198

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Interest income associated with vacation ownership notes receivable — securitized	$67	$59
Interest income associated with vacation ownership notes receivable — non-securitized	9	10
Total interest income associated with vacation ownership notes receivable	$76	$69
Credit Quality Indicators - Vacation Ownership Notes Receivable
We use the origination of vacation ownership notes receivable by Marriott-, Sheraton-, and Westin-brands (“Combined Marriott”) and the FICO scores of the customer as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership interest (“VOI”) they have acquired.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 722 and 721, at March 31, 2023 and December 31, 2022, respectively, based on the FICO score of the borrower at the time of origination.
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at March 31, 2023.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023, remaining	$3	$27	$30
2024	3	36	39
2025	3	33	36
2026	3	30	33
2027	3	24	27
Thereafter	8	49	57
Balance at March 31, 2023	$23	$199	$222
Weighted average stated interest rate	13.9%	14.2%	14.2%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%

The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2022	$11	$18	$29
Write-offs	(7)	—	(7)
Recoveries	4	—	4
Defaulted vacation ownership notes receivable repurchase activity(1)	5	(5)	—
(Decrease) increase in vacation ownership notes receivable reserve	(4)	4	—
Balance at March 31, 2023	$9	$17	$26

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable as of March 31, 2023
($ in millions)	700+	600 - 699	< 600	No Score	Total
Combined Marriott	$63	$43	$5	$14	$125
Hyatt and Welk	72	49	1	1	123
	$135	$92	$6	$15	$248

	Acquired Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700+	600 - 699	< 600	No Score	Total
Combined Marriott	$67	$47	$6	$16	$136
Hyatt and Welk	80	53	1	1	135
	$147	$100	$7	$17	$271
The following tables detail the origination year of our acquired vacation ownership notes receivable, before reserves, by brand and FICO score as of March 31, 2023, and gross write-offs by brand for the first quarter of 2023.

	Acquired Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$—	$—	$63	$63
600 - 699	—	—	43	43
< 600	—	—	5	5
No Score	—	—	14	14
	$—	$—	$125	$125

Gross write-offs	$—	$—	$4	$4

	Acquired Vacation Ownership Notes Receivable - Hyatt and Welk
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$5	$15	$52	$72
600 - 699	3	8	38	49
< 600	—	1	—	1
No Score	—	—	1	1
	$8	$24	$91	$123

Gross write-offs	$—	$1	$2	$3

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at March 31, 2023.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023, remaining	$38	$99	$137
2024	40	137	177
2025	35	142	177
2026	35	149	184
2027	33	155	188
Thereafter	223	912	1,135
Balance at March 31, 2023	$404	$1,594	$1,998
Weighted average stated interest rate	12.3%	13.2%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%
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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2022	$149	$213	$362
Increase in vacation ownership notes receivable reserve	29	9	38
Securitizations	(23)	23	—
Write-offs	(29)	—	(29)
Defaulted vacation ownership notes receivable repurchase activity(1)	23	(23)	—
Balance at March 31, 2023	$149	$222	$371

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of March 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,230	$554	$55	$297	$2,136
Hyatt and Welk	162	66	2	3	233
	$1,392	$620	$57	$300	$2,369

	Originated Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,210	$549	$55	$278	2,092
Hyatt and Welk	157	64	3	2	226
	$1,367	$613	$58	$280	$2,318

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and FICO score as of March 31, 2023, and gross write-offs by brand for the first quarter of 2023.

	Originated Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$115	$453	$277	$92	$293	$1,230
600 - 699	36	188	132	49	149	554
< 600	3	18	14	6	14	55
No Score	48	101	37	23	88	297
	$202	$760	$460	$170	$544	$2,136

Gross write-offs	$—	$3	$9	$4	$10	$26

	Originated Vacation Ownership Notes Receivable - Hyatt and Welk
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$27	$90	$39	$2	$4	$162
600 - 699	9	38	16	1	2	66
< 600	—	1	1	—	—	2
No Score	1	2	—	—	—	3
	$37	$131	$56	$3	$6	$233

Gross write-offs	$—	$1	$2	$—	$—	$3
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 11.54% as of March 31, 2023 and 11.62% as of December 31, 2022. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $12 million as of both March 31, 2023 and December 31, 2022.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2023	$128	$26	$154
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2022	$126	$24	$150
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023			As of December 31, 2022
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$20	$53	$73	$25	$56	$81
91 – 120 days past due	6	16	22	7	16	23
Greater than 120 days past due	122	10	132	119	8	127
Total past due	148	79	227	151	80	231
Current	437	1,953	2,390	415	1,943	2,358
Total vacation ownership notes receivable	$585	$2,032	$2,617	$566	$2,023	$2,589

7.	FINANCIAL INSTRUMENTS
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

	At March 31, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,220	$2,283	$2,198	$2,245
Other assets	80	80	76	76
Total financial assets	$2,300	$2,363	$2,274	$2,321

Securitized debt, net	$(1,936)	$(1,838)	$(1,938)	$(1,828)
2025 Notes, net	—	—	(248)	(258)
2028 Notes, net	(347)	(310)	(347)	(307)
2029 Notes, net	(494)	(424)	(494)	(417)
Term Loan, net	(779)	(780)	(778)	(775)
Revolving Corporate Credit Facility, net	(196)	(200)	—	—
2026 Convertible Notes, net	(566)	(553)	(565)	(560)
2027 Convertible Notes, net	(561)	(566)	(560)	(568)
Non-interest bearing note payable, net	(4)	(4)	(10)	(10)
Total financial liabilities	$(4,883)	$(4,675)	$(4,940)	$(4,723)
Vacation Ownership Notes Receivable

	At March 31, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net
Securitized	$1,793	$1,854	$1,792	$1,837

Eligible for securitization	105	107	63	65
Not eligible for securitization	322	322	343	343
Non-securitized	427	429	406	408
	$2,220	$2,283	$2,198	$2,245
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
Other Assets
Other assets include $80 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our 2025 Notes, 2028 Notes, and 2029 Notes (each as defined in Footnote 12 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 12 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however, this loan has only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the gross carrying value of our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”) approximates fair value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
Convertible Notes
We estimate the fair value of our convertible notes using quoted market prices as of the last trading day for the quarter; however, these notes have only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which the convertible notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
The shares issuable on exercise of the warrants sold in connection with the issuance of our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of any of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The convertible note hedges purchased in connection with each issuance of our convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common shareholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2023	March 31, 2022
Net income attributable to common shareholders	$87	$58
Shares for basic earnings per share	37.4	42.4
Basic earnings per share	$2.32	$1.36
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common shareholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2023(1)	March 31, 2022(1)
Net income attributable to common shareholders	$87	$58
Add back of interest expense related to convertible notes, net of tax	4	1
Numerator used to calculate diluted earnings per share	$91	$59

Shares for basic earnings per share	37.4	42.4
Effect of dilutive shares outstanding
Employee SARs	0.2	0.2
Restricted stock units	0.3	0.3
2022 Convertible Notes ($230 million of principal)	—	1.6
2026 Convertible Notes ($575 million of principal)	3.5	3.4
2027 Convertible Notes ($575 million of principal)	3.0	—
Shares for diluted earnings per share	44.4	47.9
Diluted earnings per share	$2.06	$1.23
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 239,000 and 300,000 shares of common stock, the maximum number of shares issuable as of March 31, 2023 and March 31, 2022, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the first quarter of 2023, we excluded from our calculation of diluted earnings per share 237,249 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $153.10 to $173.88, were greater than the average market price of our common stock for the applicable period.

For the first quarter of 2022, we excluded from our calculation of diluted earnings per share 126,169 shares underlying SARs that may settle in shares of common stock because the exercise price of $173.88 of such SARs was greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2023	At December 31, 2022
Real estate inventory(1)	$663	$651
Other	9	9
	$672	$660

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $11 million during the first quarter of 2023 and $7 million during the first quarter of 2022.
In addition to the above, at March 31, 2023 and December 31, 2022, we had $392 million and $428 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2023, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $70 million, of which we expect $42 million, $16 million, $8 million, and $4 million will be paid in the remainder of 2023, 2024, 2025, and 2026, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
Surety bonds issued as of March 31, 2023 totaled $127 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of March 31, 2023, we had $1 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”). In addition, as of March 31, 2023, we had $2 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance (if any) as our fee or we make up the deficit. At March 31, 2023, our maximum exposure under fixed dollar guarantees was $6 million, of which $1 million, $2 million, $1 million, $1 million, and $1 million relate to the remainder of 2023, 2024, 2025, 2026, and thereafter, respectively.

We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At March 31, 2023, our expected commitment for the remainder of 2023 is $7 million.
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
We have not accrued for the pending matter described above and we cannot estimate a range of the potential liability associated with this pending matter, if any, at this time. We have accrued for other claims and lawsuits, but the amount accrued is not material individually or in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually or in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals are adequate and/or we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2023	At December 31, 2022
Vacation ownership notes receivable securitizations, gross(1)	$1,661	$1,799
Unamortized debt discount and issuance costs	(20)	(21)
	1,641	1,778

Warehouse Credit Facility, gross(2)	296	162
Unamortized debt issuance costs	(1)	(2)
	295	160

	$1,936	$1,938

(1)Interest rates as of March 31, 2023 range from 1.5% to 6.6%, with a weighted average interest rate of 3.3%.
(2)Effective interest rate as of March 31, 2023 was 5.9%.

All of our securitized debt is non-recourse to MVWC. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of March 31, 2023.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payments Year
2023, remaining	$127	$10	$137
2024	172	15	187
2025	174	271	445
2026	176	—	176
2027	173	—	173
Thereafter	839	—	839
	$1,661	$296	$1,957

(1)Excludes future Warehouse Credit Facility renewals.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2023, and as of March 31, 2023, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
On April 13, 2023, subsequent to the end of the first quarter of 2023, we securitized a pool of $388 million of vacation ownership notes receivable. In connection with the securitization, $380 million in vacation ownership loan backed notes were issued by MVW 2023-1 LLC (the “2023-1 LLC”) in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2023-1 LLC: $237 million of Class A Notes, $65 million of Class B Notes, $48 million of Class C Notes, and $30 million of Class D Notes. The Class A Notes have an interest rate of 4.93%, the Class B Notes have an interest rate of 5.42%, the Class C Notes have an interest rate of 6.54%, and the Class D Notes have an interest rate of 8.83%. Investors purchased $369 million of the vacation ownership loan backed notes issued by the 2023-1 LLC on April 13, 2023, comprised of the Class A Notes, the Class B Notes, the Class C Notes, and a portion of the Class D Notes, of which we retained $11 million. Proceeds from the transaction, net of fees and a reserve, were used to repay the outstanding obligations on our warehouse credit facility (the “Warehouse Credit Facility”) and for other general corporate purposes.

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2023	At December 31, 2022
Senior Secured Notes
2025 Notes	$—	$250
Unamortized debt discount and issuance costs	—	(2)
	—	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(3)	(3)
	347	347

2029 Notes	500	500
Unamortized debt discount and issuance costs	(6)	(6)
	494	494
Corporate Credit Facility
Term Loan	784	784
Unamortized debt discount and issuance costs	(5)	(6)
	779	778

Revolving Corporate Credit Facility(1)	200	—
Unamortized debt issuance costs(2)	(4)	—
	196	—
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(9)	(10)
	566	565

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(14)	(15)
	561	560

Finance Leases	182	86
Non-interest bearing note payable	4	10
	$3,129	$3,088

(1)Effective interest rate as of March 31, 2023 was 6.7%.
(2)Excludes $5 million of unamortized debt issuance costs as of December 31, 2022, as no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of March 31, 2023.

	Payments Year
($ in millions)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
2028 Notes	$—	$—	$—	$—	$—	$350	$350
2029 Notes	—	—	—	—	—	500	500
Term Loan	—	—	784	—	—	—	784
Revolving Corporate Credit Facility	—	—	—	—	200	—	200
2026 Convertible Notes	—	—	—	575	—	—	575
2027 Convertible Notes	—	—	—	—	575	—	575
Non-Interest Bearing Note Payable	—	4	—	—	—	—	4
	$—	$4	$784	$575	$775	$850	$2,988
Senior Notes
Our senior notes include:
•$500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in the second quarter of 2020 with a maturity date of September 15, 2025 (the “2025 Notes”), of which $250 million was outstanding as of December 31, 2022.
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in the second quarter of 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
Redemption of Senior Secured Notes
During the first quarter of 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in the fourth quarter of 2022 and the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $10 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in Gains and other income, net on our Income Statement for the three months ended March 31, 2023.
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which matures on August 31, 2025, and a revolving credit facility with a borrowing capacity of $750 million (the “Revolving Corporate Credit Facility”), including a letter of credit sub-facility of $75 million, that terminates on March 31, 2027.
Subsequent to the end of the first quarter of 2023, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which modified the interest rate applicable to borrowings under the Term Loan. Beginning July 1, 2023, the Term Loan will reference the Secured Overnight Financing Rate (“SOFR”) and will be based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Amendment), plus a 0.10% adjustment for a one-month interest period, a 0.15% adjustment for a three-month interest period, or a 0.25% adjustment for a six-month interest period, subject to a 0.00% floor.
Prior to 2020, we entered into $250 million of interest rate swaps under which we pay a fixed rate of 2.9625% and receive a floating interest rate through September 2023 and $200 million of interest rate swaps under which we pay a fixed rate of 2.2480% and receive a floating interest rate through April 2024, in each case to hedge a portion of our interest rate risk on the Term Loan. We also entered into a $100 million interest rate collar with a cap strike rate of 2.5000% and a floor strike rate of 1.8810% through April 2024 to further hedge our interest rate risk on the Term Loan. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and are recorded in Other assets on our Balance Sheet as of March 31, 2023 and December 31, 2022. We characterize payments we make or receive in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.

The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first quarter of 2023 and 2022. There were no reclassifications to the Income Statement for either of the periods presented below.

($ in millions)	2023	2022
Derivative instrument adjustment balance, January 1	$13	$(18)
Other comprehensive (loss) gain before reclassifications	(3)	16
Derivative instrument adjustment balance, March 31	$10	$(2)
Convertible Notes
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of March 31, 2023 to 6.0262 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $165.94 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2023, the effective interest rate was 0.55%.
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Amortization of debt issuance costs	$1	$1
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.5 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges, warrants to acquire 3.5 million shares of our common stock. As of March 31, 2023, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $165.94 and $207.43, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The 2027 Convertible Notes are convertible at a rate of 5.2729 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.65 per share of our common stock) as of March 31, 2023. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2023, the effective interest rate was 3.88%.
The following table shows interest expense information related to the 2027 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Contractual interest expense	$4	$—
Amortization of debt issuance costs	1	—
	$5	$—

2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges, warrants to acquire 3.0 million shares of our common stock. As of March 31, 2023, the strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were $189.65 and $286.26, respectively, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), in each case including inventory, subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2027 Convertible Notes, the 2028 Notes, and the 2029 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries.
Finance Lease
During 2020, we entered into a finance lease arrangement, which was amended in 2021, for our new global headquarters office building in Orlando, Florida. The lease for the new building commenced for accounting purposes during the first quarter of 2023, upon the substantial completion of construction. The lease includes a 26-year lease term, consisting of a 16-year initial term plus two five-year renewal options. As of March 31, 2023, the present value of the future lease payments, net of lease incentives, was $80 million, with a corresponding lease liability of $97 million. We record right-of-use assets for our finance leases in Property and equipment, net. Our total payments under this lease are $247 million, of which we expect $1 million, $7 million, $8 million, $8 million, $9 million, and $214 million will be paid in 2023, 2024, 2025, 2026, 2027, and thereafter respectively.

13.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2023, there were 75,805,974 shares of Marriott Vacations Worldwide common stock issued, of which 37,074,453 shares were outstanding and 38,731,521 shares were held as treasury stock. At December 31, 2022, there were 75,744,524 shares of Marriott Vacations Worldwide common stock issued, of which 37,481,082 shares were outstanding and 38,263,442 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2023 or December 31, 2022.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program” and collectively, the “Share Repurchase Programs”). During the third quarter of 2021, our Board of Directors authorized us to purchase shares of our common stock under a Share Repurchase Program for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. During the first quarter of 2022, our Board of Directors authorized the purchase of up to an additional $300 million of our common stock under this program, and extended the term of this program to March 31, 2023. During the third quarter of 2022, our Board of Directors authorized the purchase of up to an additional $500 million of our common stock under this program, and extended the term of this program to June 30, 2023. As of March 31, 2023, approximately $191 million remained available for share repurchases under the Share Repurchase Program.

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
The Inflation Reduction Act of 2022, which was enacted in August 2022, imposes a 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the first quarter of 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accrued liabilities on our Balance Sheet.
The following table summarizes share repurchase activity under our Share Repurchase Programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the first quarter of 2023	522,422	80	$153.71
As of March 31, 2023	23,295,640	$2,199	$94.42
Dividends
We declared cash dividends to holders of common stock during the first quarter of 2023 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 16, 2023	March 2, 2023	March 16, 2023	$0.72

14.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of March 31, 2023, approximately 0.8 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Service-based RSUs	$6	$7
Performance-based RSUs	1	—
	7	7
SARs	—	1
	$7	$8

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2023	At December 31, 2022
Service-based RSUs	$46	$26
Performance-based RSUs	12	7
	58	33
SARs	2	1
	$60	$34
Restricted Stock Units
We granted 180,842 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $146.11, to our employees and non-employee directors during the first quarter of 2023. During the first quarter of 2023, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 114,602 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2023.
Stock Appreciation Rights
We granted 37,436 SARs, with a weighted average grant-date fair value of $58.50 and a weighted average exercise price of $153.10, to members of management during the first quarter of 2023. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2023:

Expected volatility	40.47%
Dividend yield	1.87%
Risk-free rate	4.07%
Expected term (in years)	6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These vacation ownership notes receivable securitizations provide funding for general corporate purposes. In a vacation ownership notes receivable securitization, various classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain all or a portion of the securities that are issued, and certain residual interests.
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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at March 31, 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,481	$312	$1,793
Interest receivable	11	2	13
Restricted cash	66	19	85
Total	$1,558	$333	$1,891
Consolidated Liabilities
Interest payable	$1	$2	$3
Securitized debt	1,661	296	1,957
Total	$1,662	$298	$1,960
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first quarter of 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$56	$11	$67
Interest expense to investors	$14	$4	$18
Debt issuance cost amortization	$2	$1	$3
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$21	$—
Principal receipts	121	139
Interest receipts	57	58
Reserve release	—	57
Total	199	254
Cash Outflows
Principal to investors	(131)	(155)
Voluntary repurchases of defaulted vacation ownership notes receivable	(28)	(23)
Interest to investors	(16)	(11)
Total	(175)	(189)
Net Cash Flows	$24	$65
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

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$150	$102
Principal receipts	18	4
Interest receipts	10	1
Total	178	107
Cash Outflows
Principal to investors	(15)	—
Interest to investors	(3)	—
Funding of restricted cash	(5)	(1)
Total	(23)	(1)
Net Cash Flows	$155	$106
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity during construction. Further, our purchase commitment is generally contingent upon the property being redeveloped to our brand standards. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of March 31, 2023, we expect to make payments for the property as follows: $112 million in 2024, $81 million in 2025 and $41 million in 2026. As of March 31, 2023, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of approximately $1 million, $1 million in Property and Equipment, and $1 million in Accrued Liabilities. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of March 31, 2023.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2023, the value of the assets held in the rabbi trust was $80 million, which is included in the Other line within assets on our Balance Sheets.

16.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:
•Vacation Ownership includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive, long-term relationships. We are the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer, and seller of vacation ownership and related products under The Ritz-Carlton Club brand, we have the non-exclusive right to develop, market, and sell whole ownership residential products under The Ritz-Carlton Residences brand and have a license to use the St. Regis brand for specified fractional ownership resorts.
•Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs, and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
•Exchange & Third-Party Management includes an exchange network and membership programs, as well as provision of management services to other resorts and lodging properties. We provide these services through our Interval International and Aqua-Aston businesses. Exchange & Third-Party Management revenue generally is fee-

based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. VRI Americas was part of the Exchange & Third-Party Management segment through the date of sale in April 2022.
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
Revenues

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Vacation Ownership	$1,097	$956
Exchange & Third-Party Management	71	84
Total segment revenues	1,168	1,040
Corporate and other	1	12
	$1,169	$1,052
Adjusted EBITDA and Reconciliation to Net Income or Loss Attributable to Common Shareholders

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Adjusted EBITDA Vacation Ownership	$229	$199
Adjusted EBITDA Exchange & Third-Party Management	37	43
Reconciling items:
Corporate and other	(63)	(54)
Interest expense, net	(34)	(27)
Tax provision	(41)	(32)
Depreciation and amortization	(32)	(33)
Share-based compensation expense	(7)	(8)
Certain items	(2)	(30)
Net income attributable to common shareholders	$87	$58
Assets

($ in millions)	At March 31, 2023	At December 31, 2022
Vacation Ownership	$8,197	$8,037
Exchange & Third-Party Management	845	865
Total segment assets	9,042	8,902
Corporate and other	560	737
	$9,602	$9,639

Revenues Excluding Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
United States	$700	$657
All other countries	104	79
	$804	$736
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations; financial condition and leverage; dividend payments; business strategies, such as our plans to continue to increase our focus on sales of vacation ownership products to first-time buyers and our expectations that we will continue to offer financing incentives; financing plans; competitive position; potential growth opportunities; potential operating performance improvements, including the expectations that contract sales, resort management, resort occupancies, and tour flow will continue to remain strong in 2023; our expectation that interest income will increase in 2023; our expectations regarding availability of inventory for Getaways and exchange transactions; indemnification; taxes; dilution related to convertible notes; inventory spending; the effects of competition; and any effects of the COVID-19 pandemic. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the effects of the COVID-19 pandemic or future health crises, including their short and longer-term impact on consumer confidence and demand for travel, and the pace of recovery following a future health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price and wage inflation; global supply chain disruptions; volatility in the international and national economy and credit markets; impact of the current or a future banking crisis; the ongoing war between Russia and Ukraine and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of rising interest rates; political or social strife; difficulties associated with implementing new or maintaining existing technology; changes in privacy laws and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. However, the financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future. In order to make this report easier to read, we refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in the Interim Condensed Notes to Consolidated Financial Statements that we include in the Financial Statements of this Quarterly Report on Form 10-Q.

Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
Our Vacation Ownership segment includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club and Hyatt Residence Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and we have a license to use the St. Regis brand for specified fractional ownership resorts.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
Our Exchange & Third-Party Management segment includes an exchange network and membership programs, as well as the provision of management services to other resorts and lodging properties. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. Since May 2022, we provide these services through our Interval International and Aqua-Aston businesses. In April 2022, we disposed of VRI Americas after determining that the business was not a core component of our future growth strategy and operating model. This business was a component of our Exchange and Third-Party Management segment through the date of the sale.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated property owners’ associations (“Consolidated Property Owners’ Associations”).
Integration of Marriott-, Sheraton- and Westin- Branded Vacation Ownership Products
In 2016, Marriott International purchased Starwood Hotels and Resorts Worldwide, Inc., which at the time exclusively licensed the Sheraton and Westin vacation ownership brands to Legacy-ILG. Part of the rationale for our acquisition of ILG in 2018 was to achieve operating efficiencies and business growth by leveraging the brands then licensed by Marriott International and its subsidiaries to us and to ILG. In August 2022, we launched Abound by Marriott Vacations, a new owner benefit and exchange program which affiliates the Marriott, Sheraton and Westin vacation ownership brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott-, Sheraton- and Westin-branded VOIs can access over 90 resorts under the Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club brands using a common currency. The program also harmonizes fee structures and owner benefit levels and has allowed us to transition most of our Legacy-ILG sales galleries to sell our Marriott Vacation Club Destinations product. Further, in late 2022, we added certain Sheraton- and Westin- branded VOIs to the Marriott Vacation Club Destinations product.
We recognize revenues from the sale of vacation ownership products (also referred to as VOIs) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of our contracts with the customer and business practices, control of the vacation ownership product has historically transferred to the customer at different points in time for each brand of VOIs. In the third quarter of 2022, we aligned our business practices and contract terms, resulting in the prospective change in the timing of the transfer of control to the customer for Marriott-branded VOIs. Prior to these changes, control transfer occurred at closing for Marriott-branded vacation ownership products. Subsequent to this alignment, transfer of control of Marriott-branded vacation ownership products occurs at expiration of the statutory rescission period, consistent with the historical timing of Sheraton-, Westin- and Hyatt- branded transactions. Marriott-branded VOI sales contracts executed prior to these modifications have been accounted for with transfer of control of the VOI occurring at closing. Control transfer for Legacy-Welk VOIs continues to occur at closing.
As a result of the unification of our Marriott-, Sheraton- and Westin- branded vacation ownership products under the Abound by Marriott Vacations program and stabilization of default rates following the initial impact of the COVID-19 pandemic, in the third quarter of 2022, we combined and aligned our reserve methodology for vacation ownership notes receivable for our Marriott, Sheraton and Westin brands.

Performance Measures
We measure operating performance using the key metrics described below:
•Contract sales from the sale of vacation ownership products, which consists of the total amount of vacation ownership product sales under contracts signed during the period where we have generally received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third-parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our income statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
•Total contract sales include contract sales from the sale of vacation ownership products including non-consolidated joint ventures.
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
•Development profit margin is calculated by dividing Development profit by revenues from the sale of vacation ownership products. We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as Development profit. We believe that Development profit margin is an important measure of the profitability of our development and marketing and sales of VOIs.
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
•Segment financial results attributable to common shareholders represents revenues less expenses directly attributable to each applicable reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We consider this measure to be important in evaluating the performance of our reportable business segments. See Footnote 16 “Business Segments” to our Financial Statements for further information on our reportable business segments.
NM = Not meaningful.

Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
REVENUES
Sale of vacation ownership products	$375	$310
Management and exchange	200	222
Rental	151	133
Financing	78	71
Cost reimbursements	365	316
TOTAL REVENUES	1,169	1,052
EXPENSES
Cost of vacation ownership products	58	60
Marketing and sales	210	182
Management and exchange	107	127
Rental	113	81
Financing	26	21
General and administrative	68	61
Depreciation and amortization	32	33
Litigation charges	3	3
Royalty fee	29	27
Impairment	4	—
Cost reimbursements	365	316
TOTAL EXPENSES	1,015	911
Gains and other income, net	21	4
Interest expense, net	(34)	(27)
Transaction and integration costs	(13)	(28)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	128	90
Provision for income taxes	(41)	(32)
NET INCOME	87	58
Net income attributable to noncontrolling interests	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$87	$58
Operating Statistics
2023 First Quarter

	Three Months Ended
(Contract sales $ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Vacation Ownership
Total contract sales	$444	$403	$41	10%
Consolidated contract sales	$434	$394	$40	10%
Joint venture contract sales	$10	$9	$1	7%
VPG	$4,358	$4,706	$(348)	(7%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,568	1,606	(38)	(2%)
Average revenue per member	$42.07	$44.33	$(2.26)	(5%)

Revenues
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Vacation Ownership	$1,097	$956	$141	15%
Exchange & Third-Party Management	71	84	(13)	(16%)
Total Segment Revenues	1,168	1,040	128	12%
Consolidated Property Owners’ Associations	1	12	(11)	(89%)
Total Revenues	$1,169	$1,052	$117	11%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income or loss attributable to common shareholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to shareholders. We also use Adjusted EBITDA, as do analysts, lenders, investors, and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others of results from our on-going core operations before the impact of these items with results from other companies.
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
2023 First Quarter

	Three Months Ended		Change
($ in millions)	March 31, 2023	March 31, 2022		% Change
Net income attributable to common shareholders	$87	$58	$29	50%
Interest expense, net	34	27	7	27%
Provision for income taxes	41	32	9	30%
Depreciation and amortization	32	33	(1)	(2%)
EBITDA	194	150	44	30%
Share-based compensation expense	7	8	(1)	(10%)
Certain items	2	30	(28)	(97%)
Adjusted EBITDA	$203	$188	$15	8%
Adjusted EBITDA Margin	25%	25%	— pts

The table below details the components of Certain items.

	Three Months Ended
($ in millions)	March 31, 2023		March 31, 2022
ILG integration	$9		$25
Welk acquisition and integration	4		3
Transaction and integration costs		13		28
Purchase accounting adjustments		2		3
Litigation charges		3		3
Impairment		4		—
Early redemption of senior secured notes	10		—
Foreign currency translation	(2)		(1)
Insurance proceeds	(2)		(3)
Change in indemnification asset	(23)		—
Other	(4)		—
Gains and other income, net		(21)		(4)
Other		1		—
Total Certain items		$2		$30
Segment Adjusted EBITDA
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Vacation Ownership	$229	$199	$30	15%
Exchange & Third-Party Management	37	43	(6)	(13%)
Segment adjusted EBITDA	266	242	24	10%
General and administrative	(63)	(54)	(9)	(15%)
Adjusted EBITDA	$203	$188	$15	8%
The following tables present segment financial results attributable to common shareholders reconciled to segment Adjusted EBITDA.
Vacation Ownership
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Segment financial results	$205	$173	$32	19%
Depreciation and amortization	23	22	1	2%
Share-based compensation expense	1	1	—	30%
Certain items	—	3	(3)	NM
Segment adjusted EBITDA	$229	$199	$30	15%
The table below details the components of Certain items.

	Three Months Ended
($ in millions)	March 31, 2023		March 31, 2022
Purchase accounting adjustments		$2		$3
Litigation charges		3		3
Impairment		4		—
Insurance proceeds	(2)		(3)
Change in indemnification asset	(3)		—
Other	(4)		—
Gains and other income, net		(9)		(3)
Total Certain items		$—		$3

Exchange & Third-Party Management
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Segment financial results	$28	$33	$(5)	(16%)
Depreciation and amortization	8	9	(1)	(2%)
Share-based compensation expense	1	1	—	(25%)
Segment adjusted EBITDA	$37	$43	$(6)	(13%)
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
REVENUES
Sale of vacation ownership products	$375	$310
Resort management and other services	135	126
Rental	141	122
Financing	78	71
Cost reimbursements	368	327
TOTAL REVENUES	1,097	956
EXPENSES
Cost of vacation ownership products	58	60
Marketing and sales	210	182
Resort management and other services	64	54
Rental	116	90
Financing	26	21
Depreciation and amortization	23	22
Litigation charges	3	3
Royalty fee	29	27
Impairment	4	—
Cost reimbursements	368	327
TOTAL EXPENSES	901	786
Gains and other income, net	9	3
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	205	173
Net income attributable to noncontrolling interests	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$205	$173

Sale of Vacation Ownership Products
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	% of Consolidated Contract Sales, Net of Resales	March 31, 2022	% of Consolidated Contract Sales, Net of Resales	Change	% Change
Total consolidated contract sales	$434		$394		$40	10%
Joint venture contract sales	10		9		1	7%
Total contract sales	444		403		41	10%
Less: resales contract sales	(11)		(9)		(2)
Less: joint venture contract sales	(10)		(9)		(1)
Consolidated contract sales, net of resales	423		385		38
Plus:
Settlement revenue	8	2%	7	2%	1
Resales revenue	6	1%	4	1%	2
Revenue recognition adjustments:
Reportability	—	—%	(33)	(9%)	33
Sales reserve	(38)	(9%)	(29)	(7%)	(9)
Other(1)	(24)	(6%)	(24)	(6%)	—
Sale of vacation ownership products	$375	88%	$310	80%	$65	21%
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
The higher contract sales performance reflects tour growth of 18% compared to the 2022 first quarter, resulting from strong package and in-house sales channel results as well as the rebound of leisure travel in Asia Pacific, partially offset by a decline in VPG of 7% attributed to the strong first quarter 2022 performance. We expect contract sales for the remainder of 2023 to exceed 2022 results.
Financing propensity was 54% in the first quarter of 2023 and 50% in the first quarter of 2022. We expect to continue offering financing incentive programs in 2023. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was 738 and 736 for the three months ended March 31, 2023 and March 31, 2022, respectively.
The increase in the sales reserve as a percentage of Consolidated contract sales, net of resales is attributed to the increase in reportability (65 basis points) and financing propensity (65 basis points), and a higher reserve rate (25 basis points).
Historical default rates as a percentage of each year’s beginning gross vacation ownership notes receivable balance increased to 1.5% in the 2023 first quarter from 1.1% in the 2022 first quarter. Excluding the impact of defaults on loans financing the purchase of Legacy-Welk vacation ownership products, historical default rates as a percentage of each year’s beginning gross vacation ownership notes receivable increased 20bps.

Development Profit
2023 First Quarter

	Three Months Ended				Change	% Change
($ in millions)	March 31, 2023	% of Revenue	March 31, 2022	% of Revenue
Sale of vacation ownership products	$375		$310		$65	21%
Cost of vacation ownership products	(58)	(16%)	(60)	(19%)	2	3%
Marketing and sales	(210)	(56%)	(182)	(59%)	(28)	(15%)
Development profit	$107		$68		$39	58%
Development profit margin	28.5%		21.8%		6.7 pts
The increase in Development profit reflects $24 million from favorable revenue reportability, $5 million benefit of higher contract sales volumes and $11 million of favorable product cost, due mainly to the sale of lower cost inventory and, to a lesser extent, a $4 million favorable product cost true-up, partially offset by $5 million related to higher sales reserves. We expect development profit margins for the remainder of 2023 to be above the 2023 first quarter results.
Resort Management and Other Services Revenues, Expenses and Profit
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Management fee revenues	$45	$42	$3	7%
Ancillary revenues	61	54	7	13%
Other management and exchange revenues	29	30	(1)	(2%)
Resort management and other services revenues	135	126	9	7%
Resort management and other services expenses	(64)	(54)	(10)	(20%)
Resort management and other services profit	$71	$72	$(1)	(2%)
Resort management and other services profit margin	52.7%	57.5%	(4.8 pts)	(8%)
Resort occupancy (1)	88.9%	87.6%	1.3 pts

(1)Resort occupancy represents all transient, previews, and owner keys divided by total keys available, net of keys out of service.
Resort management and other services revenues reflect higher ancillary revenues, including revenues from food and beverage and golf offerings, as a result of a 13% increase in revenue per occupied key, and a 1% increase in occupied keys at resorts with ancillary businesses, as well as higher management fees, partially offset by $1 million of lower refurbishment project revenues.
The $1 million decrease in resort management and other services profit reflects a $1 million decrease in ancillary profit, timing of club dues, higher customer services and exchange company expenses due to wage increases and improvements in service levels, partially offset by higher management fee revenues.

Rental Revenues, Expenses and Profit
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Rental revenues	$141	$122	$19	16%
Rental expenses	(116)	(90)	(26)	(28%)
Rental profit	$25	$32	$(7)	(19%)
Rental profit margin	17.9%	25.8%	(7.9 pts)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Transient keys rented(1)	547,540	539,559	7,981	1%
Average transient rate	$286.82	$275.49	$11.33	4%
Rental occupancy	70.4%	67.0%	3.4 pts
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Rental profit for transient keys, including plus points and excluding keys from owned hotels, declined by $5 million due to a $13 million increase in unsold maintenance fees associated with developer owned inventory and $6 million of increased costs associated with higher owner utilization of third-party vacation and other offerings. These decreases were partially offset by $6 million of higher profit from the increase in keys rented and 4% higher average transient rate, net of tidy and variable costs, $3 million of higher plus points revenue, a $3 million reduction of rental costs recorded as marketing and sales expense for marketing purposes costs and $2 million of lower hotel loyalty and other costs.
Rental profit for our owned hotels decreased by $2 million (43%) due to the disposition of our Puerto Vallarta hotel in 2022.
Financing Revenues, Expenses and Profit
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Financing revenues	$78	$71	$7	10%
Financing expenses	(10)	(9)	(1)	(13%)
Consumer financing interest expense	(16)	(12)	(4)	(37%)
Financing profit	$52	$50	$2	2%
Financing profit margin	65.7%	70.3%	(4.6 pts)
Financing propensity	54.2%	50.3%
Financing revenues reflect $8 million of higher interest income as a result of a higher average notes receivable balance partially offset by $1 million of lower plus point financing incentive costs. The higher average notes receivable balance was the result of new loan originations in excess of the amount of the continued pay-down of the existing vacation ownership notes receivable portfolio. We expect the average notes receivable balance, and resulting interest income, to continue to increase during the remainder of 2023 as a result of the expected growth in contract sales and loan originations. Financing expenses increased $1 million due to timing of certain expenses.
The increase in consumer financing interest expense is attributable to the higher average securitized debt at a higher average interest rate for the more recent term securitization transactions. We expect consumer financing interest expense to continue to remain elevated over our average outstanding interest rates on existing securitization transactions as a result of rising interest rates. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; thus we expect our financing profit margin to continue to decrease in 2023, as we repay existing securitization transactions with historically low interest rates and enter into new securitization transactions with higher interest rates.

Royalty Fee
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Royalty fee	$29	$27	$2	7%
The increase in royalty fee expense in the first quarter of 2023 included $1 million from an increase in the dollar volume of closings and $1 million relating to variable royalty fees paid to Hyatt, which commenced in the fourth quarter of 2022.
Gains and Other Income
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Gains and other income, net	$9	$3	$6	NM
During the first quarter of 2023, we recorded a $4 million gain associated with the earn out of additional proceeds from the 2019 disposition of a land parcel in Cancun, Mexico, $3 million of non-income tax adjustments, and $2 million related to receipt of business interruption insurance proceeds.
Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
REVENUES
Management and exchange	$56	$64
Rental	10	11
Cost reimbursements	5	9
TOTAL REVENUES	71	84
EXPENSES
Management and exchange	30	33
Depreciation and amortization	8	9
Cost reimbursements	5	9
TOTAL EXPENSES	43	51
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$28	$33
Management and Exchange Profit
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Management and exchange revenue	$56	$64	$(8)	(12%)
Management and exchange expense	(30)	(33)	3	9%
Management and exchange profit	$26	$31	$(5)	(14%)
Management and exchange profit margin	47.1%	48.6%	(1.5 pts)
The decrease in management and exchange revenue reflects $8 million of lower revenue due to the disposition of our VRI Americas business during the second quarter of 2022.
Management and exchange profit and profit margin, excluding the impact of the disposition of VRI Americas, would have decreased by $3 million or 9% in the first quarter of 2023, due to higher wage and benefits costs.

Rental Revenues
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Rental revenues	$10	$11	$(1)	(10%)
Results reflect a $1 million decrease in gross Getaway revenues, which resulted from a 10% decrease in transactions driven by lower inventory availability, partially offset by a 2% increase in the average Getaway fee. Rental inventory procurement costs, which are recorded net within Rental revenues, were in line with the prior year.
Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
REVENUES
Resort management and other services	$9	$32
Cost reimbursements	(8)	(20)
TOTAL REVENUES	1	12
EXPENSES
Resort management and other services	13	40
Rental	(3)	(9)
General and administrative	68	61
Depreciation and amortization	1	2
Cost reimbursements	(8)	(20)
TOTAL EXPENSES	71	74
Gains and other income, net	12	1
Interest expense, net	(34)	(27)
Transaction and integration costs	(13)	(28)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(105)	(116)
Provision for income taxes	(41)	(32)
Net income attributable to noncontrolling interests	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(146)	$(148)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
REVENUES
Resort management and other services	$9	$32
Cost reimbursements	(8)	(20)
TOTAL REVENUES	1	12
EXPENSES
Resort management and other services	13	40
Rental	(3)	(9)
Cost reimbursements	(8)	(20)
TOTAL EXPENSES	2	11
Losses and other expense, net	—	(1)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(1)	—
Provision for income taxes	—	(1)
Net income attributable to noncontrolling interests	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1)	$(1)
General and Administrative
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
General and administrative	$68	$61	$7	12%
General and administrative expenses increased $5 million for costs related to the implementation of technology associated with the integration of Legacy-ILG, $5 million of incremental costs primarily related to compliance activities and new product development initiatives, and a $1 million increase in insurance expense, partially offset by a $4 million decrease in compensation related costs due to lower bonus expense partially offset by an increase in wages. We expect General and administrative expenses for the remainder of 2023 to increase due the continued impact of increased wages and additional investment in upgrading and implementing technology.
Gains and Other Income
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Gains and other income, net	$12	$1	$11	NM
In the first quarter of 2023, we recorded a $20 million increase in our receivable from Marriott International for indemnified tax matters (the true-up to the offsetting accrual is included in the Provision for income taxes line) and $2 million of foreign currency translation gains, partially offset by $10 million attributed to the redemption premium and write-off of unamortized debt issuance costs attributed to the early redemption of our senior secured notes.
In the first quarter of 2022, we recorded $1 million of foreign currency translation gains.

Interest Expense
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Interest expense, net	$(34)	$(27)	$(7)	(27%)
The increase in Interest expense, net is attributed to $5 million associated with higher borrowings on the Warehouse Credit Facility and Revolving Corporate Credit Facility, including the impact of the increase in the variable interest rate on the Revolving Corporate Credit Facility, $3 million of higher variable interest expense on the Term Loan, $4 million of higher interest expense associated with our convertible notes, and $1 million of interest expense related to leased assets. This was partially offset by $4 million of lower interest expense associated with the early redemption of our senior secured notes, $1 million of lower interest on non-income tax related items and $1 million of interest income.
Income Tax
2023 First Quarter

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022	Change	% Change
Provision for income taxes	$(41)	$(32)	$(9)	(30%)
Our interim effective tax rate was 32.3% and 35.6% for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in the effective tax rate is predominately attributable to an increase in Income Before Income Taxes and Noncontrolling Interests and a net increase in discrete items, including a net increase in the reserve for uncertain tax benefits of $16 million, partially offset by an increase in our share-based compensation benefit of $5 million and a $4 million increase in favorable foreign income tax adjustments. See Footnote 5 “Income Taxes” to our Financial Statements for further information on our uncertain tax benefits and corresponding indemnification.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand, cash generated from operations, our ability to raise capital through securitizations in the ABS market, our ability to issue new debt and refinance existing debt, and, to the extent necessary, our ability to access funds under the Warehouse Credit Facility and the Revolving Corporate Credit Facility. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements, and return capital to shareholders. We continuously monitor the capital markets to evaluate the effect that changes in market conditions may have on our ability to fund our liquidity needs.
Our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.1 at March 31, 2023, roughly in-line with our targeted leverage range of 2.5x to 3.0x, and we expect to be within the range by the end of 2023. We have no material maturities of corporate debt until 2025.
At the end of the first quarter of 2023, the interest rate applicable to approximately 85% of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was effectively fixed. The weighted average interest rate of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was 3.7% as of March 31, 2023.
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
Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, the majority of the notes receivable originated in connection with the sale of vacation ownership products to institutional investors in the ABS term securitization market. These vacation ownership notes receivable securitizations provide liquidity for general corporate purposes. In a vacation ownership notes receivable term securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single tranche of transferred assets, which consist of vacation ownership notes receivable. In connection with each vacation ownership notes receivable securitization, we may retain all or a portion of the securities that are issued. Typically, we receive cash at inception of the term securitization transaction for the amount of notes issued less fees and monies held in reserve and we receive cash during the life of the transaction in amounts reflecting the excess spread of interest received on the related vacation ownership notes receivable less the interest payable on the ABS securities, less administrative fees and amounts from related vacation ownership notes receivable that default.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2023, and as of March 31, 2023, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $8.1 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. See Footnote 11 “Securitized Debt” to our Financial Statements for further information related to our recent securitization transaction, completed subsequent to the end of the first quarter of 2023.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur at least once per year. Our Warehouse Credit Facility provides for up to $425 million of aggregate borrowings through July 28, 2024, and at March 31, 2023, we had $296 million of borrowings outstanding.
As of March 31, 2023, $120 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At March 31, 2023, $200 million of borrowings were outstanding on our Revolving Corporate Credit Facility, and $1 million of letters of credit were outstanding.
Redemption of Senior Secured Notes
During the first quarter of 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in the fourth quarter of 2022 and the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $10 million, including a redemption premium and the write-off of unamortized debt issuance costs, which were recorded in Gains and other income, net on our Income Statement for the three months ended March 31, 2023.
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
Cash and cash equivalents on hand at March 31, 2023 totaled $306 million, a decrease of $218 million from December 31, 2022, primarily reflecting the redemption of senior notes of $250 million, the repurchase of common stock of $80 million, payment of dividends of $54 million, capital expenditures for property and equipment (excluding inventory) of $37 million, $9 million for payment of withholding taxes on vesting of restricted stock units, and repayments of securitized debt in excess of new borrowings of $3 million, partially offset by other debt borrowings in excess of repayments of $194 million, $12 million associated with net cash and cash equivalents provided by operating activities, $8 million of finance lease incentives in excess of payments, and $1 million due to the effect of changes in exchange rates.

Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occur in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points products, and in the first quarter for our weeks-based products. In addition, significant compensation-related cash outflows occur in the first quarter of each year associated with payment of annual bonuses and the payment of two quarterly dividends (December and February dividend declarations).
Operations
In addition to net income or loss and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Inventory spending	$(30)	$(22)
Purchase of vacation ownership units for future transfer to inventory	—	(12)
Inventory costs	46	50
Inventory spending less than cost of sales	$16	$16
Although we have significant excess inventory on hand, we intend to continue selectively pursuing growth opportunities by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. Where possible, we will structure transactions that limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership transaction structures may consist of the development of new inventory, or the conversion of previously built units, by third parties. In addition, we may develop inventory in key markets where opportunities generate acceptable risk adjusted returns.
Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons, by repurchasing inventory, we expect to be able to help stabilize the future cost of our vacation ownership products.
Our spending for real estate inventory in the first quarter of 2023 was lower than cost of sales and was primarily related to our VOI repurchase programs. We expect inventory spending to be less than cost of sales for 2023.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Vacation ownership notes receivable collections — non-securitized	$48	$67
Vacation ownership notes receivable collections — securitized	113	121
Vacation ownership notes receivable originations	(225)	(205)
Vacation ownership notes receivable collections less than originations	$(64)	$(17)
Vacation ownership notes receivable collections were less than originations due to the growth of sales of VOIs in the 2023 first quarter and 2022.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the first quarter of 2023	522,422	80	153.71
As of March 31, 2023	23,295,640	$2,199	$94.42
See Footnote 13 “Shareholders' Equity” to our Financial Statements for further information related to our current share repurchase program.

Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock during the first quarter of 2023 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 1, 2022	December 22, 2022	January 5, 2023	$0.72
February 16, 2023	March 2, 2023	March 16, 2023	$0.72
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of March 31, 2023:

		Payments Due by Period
($ in millions)	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Contractual Obligations
Debt(1)	$3,431	$83	$116	$880	$635	$833	$884
Securitized debt(1)(2)	2,269	176	235	487	214	206	951
Purchase obligations(3)	342	57	136	96	48	1	4
Operating lease obligations(4)	122	18	22	20	19	12	31
Finance lease obligations(4)(5)	528	7	15	12	12	12	470
Other long-term obligations(6)	18	10	3	2	1	1	1
	$6,710	$351	$527	$1,497	$929	$1,065	$2,341
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
(4)Includes interest.
(5)The lease term of the finance lease arrangement for our new global headquarters office building located in Orlando, Florida commenced for accounting purposes during the first quarter of 2023, upon substantial completion of construction. See Footnote 12 “Debt” to our Financial Statements for additional information on this lease.
(6)Primarily relates to future guaranteed purchases of rental inventory of $6 million and our commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees, of $7 million.
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
The following tables present consolidating financial information as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of March 31, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$79	$98	$129	$—	$306
Restricted cash	—	29	83	156	—	268
Accounts and contracts receivable, net	9	121	92	74	(7)	289
Vacation ownership notes receivable, net	—	148	186	1,886	—	2,220
Inventory	—	178	376	118	—	672
Property and equipment, net	—	224	741	250	—	1,215
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	866	32	—	898
Investments in subsidiaries	3,517	4,112	—	—	(7,629)	—
Other	111	124	326	176	(120)	617
Total assets	$3,637	$5,015	$5,885	$2,821	$(7,756)	$9,602

Accounts payable	$26	$35	$87	$74	$—	$222
Advance deposits	—	72	89	17	—	178
Accrued liabilities	6	73	148	111	(4)	334
Deferred revenue	—	9	228	234	(23)	448
Payroll and benefits liability	—	108	75	23	—	206
Deferred compensation liability	—	114	31	2	—	147
Securitized debt, net	—	—	—	1,957	(21)	1,936
Debt, net	1,127	1,823	174	5	—	3,129
Other	—	1	163	19	—	183
Deferred taxes	—	109	309	—	(79)	339
MVW shareholders' equity	2,478	2,671	4,581	377	(7,629)	2,478
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,637	$5,015	$5,885	$2,821	$(7,756)	$9,602

	As of December 31, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$150	$119	$89	$166	$—	$524
Restricted cash	—	25	145	160	—	330
Accounts and contracts receivable, net	10	120	116	73	(27)	292
Vacation ownership notes receivable, net	—	132	195	1,871	—	2,198
Inventory	—	204	375	81	—	660
Property and equipment, net	—	202	659	278	—	1,139
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	880	31	—	911
Investments in subsidiaries	3,417	4,076	—	—	(7,493)	—
Other	106	129	228	78	(73)	468
Total assets	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639

Accounts payable	$60	$45	$166	$85	$—	$356
Advance deposits	—	63	79	16	—	158
Accrued liabilities	2	75	193	121	(22)	369
Deferred revenue	—	9	169	172	(6)	344
Payroll and benefits liability	—	139	86	26	—	251
Deferred compensation liability	—	110	27	2	—	139
Securitized debt, net	—	—	—	1,961	(23)	1,938
Debt, net	1,125	1,876	76	11	—	3,088
Other	—	1	148	18	—	167
Deferred taxes	—	89	291	—	(49)	331
MVW shareholders' equity	2,496	2,600	4,569	324	(7,493)	2,496
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639
Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$237	$684	$258	$(10)	$1,169
Expenses	(9)	(283)	(576)	(183)	10	(1,041)
Provision for income taxes	7	2	(41)	(9)	—	(41)
Equity in net income (loss) of subsidiaries	89	139	—	—	(228)	—
Net income (loss)	87	95	67	66	(228)	87
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$87	$95	$67	$66	$(228)	$87

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of the 2022 Annual Report, other than as set forth below.
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps (certain of which begin to expire in the 2023 third quarter) that fix a portion of our variable-rate debt. At March 31, 2023, after considering the impact of interest rate swap agreements and excluding finance leases, the interest rate applicable to approximately 85% of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 15% (approximately $434 million) is variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt would result in an increase of approximately $2 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements, a 100 basis point increase in the underlying benchmark rate would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of March 31, 2023 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2023	2024	2025	2026	2027	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.4%	$41	$43	$38	$38	$36	$231	$427	$429
Vacation ownership notes receivable — securitized	13.3%	$126	$173	$175	$179	$179	$961	$1,793	$1,854
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	3.7%	$(137)	$(187)	$(445)	$(176)	$(173)	$(839)	$(1,957)	$(1,838)
Senior notes
2028 Notes	4.8%	$—	$—	$—	$—	$—	$(350)	$(350)	$(310)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(424)
Term Loan	6.6%	$—	$—	$(784)	$—	$—	$—	$(784)	$(780)
Revolving Corporate Credit Facility	6.7%	$—	$—	$—	$—	$(200)	$—	$(200)	$(200)
2026 Convertible Notes	—%	$—	$—	$—	$(575)	$—	$—	$(575)	$(553)
2027 Convertible Notes	3.3%	$—	$—	$—	$—	$(575)	$—	$(575)	$(566)
Non-interest bearing note payable	—%	$—	$(4)	$—	$—	$—	$—	$(4)	$(4)
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the

effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed under “Loss Contingencies” in Footnote 10 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A to Part 1 of our 2022 Annual Report, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2023 – January 31, 2023	250,022	$148.29	250,022	$233,412,263
February 1, 2023 – February 28, 2023	201,500	$157.93	201,500	$201,588,443
March 1, 2023 – March 31, 2023	70,900	$152.16	70,900	$190,800,131
Total	522,422	$152.54	522,422	$190,800,131
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
(2)The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise tax, as applicable.

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
2.2	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	11/22/2011
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation		8-K	3.2	11/22/2011
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.4	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.5	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.6	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.7	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.8	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.7)		8-K	4.1	5/15/2020
4.9	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.10	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.1	2/3/2021
4.11	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.12	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	6/22/2021

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.13	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.14	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.13 above)		8-K	4.2	12/8/2022
4.15	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	02/27/2023
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	May 4, 2023	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Anthony E. Terry
Anthony E. Terry
Executive Vice President and Chief Financial Officer