Form 10-Q
period 2023-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2023-08-04
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 31, 2023 was 36,469,493.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Sale of vacation ownership products	$391	$425	$766	$735
Management and exchange	206	203	406	425
Rental	146	140	297	273
Financing	80	72	158	143
Cost reimbursements	355	324	720	640
TOTAL REVENUES	1,178	1,164	2,347	2,216
EXPENSES
Cost of vacation ownership products	66	80	124	140
Marketing and sales	206	214	416	396
Management and exchange	110	102	217	229
Rental	112	87	225	168
Financing	25	23	51	44
General and administrative	64	64	132	125
Depreciation and amortization	34	32	66	65
Litigation charges	2	2	5	5
Royalty fee	29	29	58	56
Impairment	—	—	4	—
Cost reimbursements	355	324	720	640
TOTAL EXPENSES	1,003	957	2,018	1,868
Gains and other income, net	10	37	31	41
Interest expense, net	(36)	(30)	(70)	(57)
Transaction and integration costs	(10)	(37)	(23)	(65)
Other	1	1	1	1
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	140	178	268	268
Provision for income taxes	(50)	(43)	(91)	(75)
NET INCOME	90	135	177	193
Net loss attributable to noncontrolling interests	—	1	—	1
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$90	$136	$177	$194

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$2.46	$3.30	$4.78	$4.64
Diluted	$2.17	$2.97	$4.23	$4.18

CASH DIVIDENDS DECLARED PER SHARE	$0.72	$0.62	$1.44	$1.24
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
NET INCOME	$90	$135	$177	$193

Foreign currency translation adjustments	6	(2)	12	2
Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	(10)	—	(10)
Derivative instrument adjustment, net of tax	(1)	7	(4)	23
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	5	(5)	8	15

Net loss attributable to noncontrolling interests	—	1	—	1
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	—	1

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$95	$131	$185	$209
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$242	$524
Restricted cash (including $78 and $85 from VIEs, respectively)	238	330
Accounts and contracts receivable, net (including $14 and $13 from VIEs, respectively)	313	292
Vacation ownership notes receivable, net (including $1,863 and $1,792 from VIEs, respectively)	2,272	2,198
Inventory	660	660
Property and equipment, net	1,221	1,139
Goodwill	3,117	3,117
Intangibles, net	884	911
Other (including $87 and $76 from VIEs, respectively)	535	468
TOTAL ASSETS	$9,482	$9,639

LIABILITIES AND EQUITY
Accounts payable	$209	$356
Advance deposits	175	158
Accrued liabilities (including $3 and $5 from VIEs, respectively)	322	369
Deferred revenue	417	344
Payroll and benefits liability	174	251
Deferred compensation liability	154	139
Securitized debt, net (including $2,052 and $1,982 from VIEs, respectively)	2,028	1,938
Debt, net	3,001	3,088
Other	180	167
Deferred taxes	344	331
TOTAL LIABILITIES	7,004	7,141
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,806,578 and 75,744,524 shares issued, respectively	1	1
Treasury stock — at cost; 39,337,085 and 38,263,442 shares, respectively	(2,213)	(2,054)
Additional paid-in capital	3,947	3,941
Accumulated other comprehensive income	23	15
Retained earnings	718	593
TOTAL MVW SHAREHOLDERS' EQUITY	2,476	2,496
Noncontrolling interests	2	2
TOTAL EQUITY	2,478	2,498
TOTAL LIABILITIES AND EQUITY	$9,482	$9,639
The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES
Net income	$177	$193
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	66	65
Amortization of debt discount and issuance costs	12	10
Vacation ownership notes receivable reserve	79	66
Share-based compensation	19	20
Impairment charges	2	—
Gains and other income, net	(7)	(47)
Deferred income taxes	10	29
Net change in assets and liabilities:
Accounts and contracts receivable	(31)	59
Vacation ownership notes receivable originations	(470)	(483)
Vacation ownership notes receivable collections	308	365
Inventory	46	25
Other assets	(61)	(63)
Accounts payable, advance deposits and accrued liabilities	(129)	8
Deferred revenue	69	19
Payroll and benefit liabilities	(78)	7
Deferred compensation liability	7	4
Other liabilities	12	—
Deconsolidation of certain Consolidated Property Owners' Associations	—	(48)
Purchase of vacation ownership units for future transfer to inventory	—	(12)
Other, net	(4)	1
Net cash, cash equivalents and restricted cash provided by operating activities	27	218
INVESTING ACTIVITIES
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred	—	93
Capital expenditures for property and equipment (excluding inventory)	(63)	(23)
Issuance of note receivable to VIE	—	(47)
Purchase of company owned life insurance	(4)	(11)
Other dispositions, net	14	3
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(53)	15

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
FINANCING ACTIVITIES
Borrowings from securitization transactions	743	477
Repayment of debt related to securitization transactions	(651)	(485)
Proceeds from debt	515	125
Repayments of debt	(706)	(125)
Finance lease incentive	10	—
Finance lease payment	(2)	(2)
Payment of debt issuance costs	(6)	(9)
Repurchase of common stock	(162)	(312)
Payment of dividends	(80)	(75)
Payment of withholding taxes on vesting of restricted stock units	(10)	(22)
Net cash, cash equivalents and restricted cash used in financing activities	(349)	(428)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	(2)
Change in cash, cash equivalents and restricted cash	(374)	(197)
Cash, cash equivalents and restricted cash, beginning of period	854	803
Cash, cash equivalents and restricted cash, end of period	$480	$606

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$—	$11
Non-cash issuance of treasury stock for employee stock purchase plan	3	2
Non-cash transfer from inventory to property and equipment	10	45
Non-cash transfer from property and equipment to inventory	63	2
Non-cash transfer from other assets to property and equipment	—	15
Right-of-use asset obtained in exchange for finance lease obligation	80	—
Non-cash issuance of debt in connection with finance lease	97	—
Non-cash reduction of debt associated with bifurcation of conversion feature on the 2022 Convertible Notes	—	5
Non-cash adjustment to additional paid-in capital for 2022 Convertible Note Hedges	—	6

Interest paid, net of amounts capitalized	99	69
Income taxes paid, net of refunds	133	33

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.7	BALANCE AT DECEMBER 31, 2022	$1	$(2,054)	$3,941	$15	$593	$2,496	$2	$2,498
—	Net income	—	—	—	—	87	87	—	87
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.1	Share-based compensation plans	—	2	(4)	—	—	(2)	—	(2)
—	Repurchase of common stock	—	(80)	—	—	—	(80)	—	(80)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2023	1	(2,132)	3,937	18	654	2,478	2	2,480
—	Net income	—	—	—	—	90	90	—	90
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	1	10	—	—	11	—	11
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT JUNE 30, 2023	$1	$(2,213)	$3,947	$23	$718	$2,476	$2	$2,478
Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.5	BALANCE AT DECEMBER 31, 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	58	58	—	58
—	Foreign currency translation adjustments	—	—	—	4	—	4	—	4
—	Derivative instrument adjustment	—	—	—	16	—	16	—	16
0.2	Share-based compensation plans	—	1	(16)	—	—	(15)	—	(15)
—	Repurchase of common stock	—	(119)	—	—	—	(119)	—	(119)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT MARCH 31, 2022	1	(1,474)	3,945	4	338	2,814	10	2,824
—	Net income	—	—	—	—	136	136	(1)	135
—	Foreign currency translation adjustments	—	—	—	(2)	—	(2)	—	(2)
—	Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	—	—	(10)	—	(10)	—	(10)
—	Derivative instrument adjustment	—	—	—	7	—	7	—	7
—	Adjustment for 2022 Convertible Note Hedges	—	—	6	—	—	6	—	6
—	Share-based compensation plans	—	1	12	—	—	13	—	13
—	Repurchase of common stock	—	(193)	—	—	—	(193)	—	(193)
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(8)	(8)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.7	BALANCE AT JUNE 30, 2022	$1	$(1,666)	$3,963	$(1)	$448	$2,745	$1	$2,746
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
The Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and VIEs for which Marriott Vacations Worldwide is the primary beneficiary, as determined in accordance with consolidation accounting guidance. References in these Financial Statements to net income or loss attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties in the broader macroeconomic environment, including inflationary pressures, as well as effects of the recent COVID-19 pandemic, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
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
In the first quarter of 2023, we adopted accounting standards update (“ASU”) 2022-02, which eliminated the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhanced disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for financing receivables. The adoption of ASU 2022-02 on January 1, 2023, on a prospective basis, did not have a material impact on our financial statements or disclosures other than the incremental disclosures relating to gross write-offs for vacation ownership notes receivable. See Footnote 6 “Vacation Ownership Notes Receivable” for the incremental disclosures required by the adoption of ASU 2022-02.
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) and Accounting Standards Update 2022-06 – “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”)
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the USD London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers were able to generally elect to adopt the optional expedients and exceptions over time through a period ending on December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. During the second quarter of 2023, we amended our Term Loan (as defined in Footnote 12 “Debt”) and our interest rate swaps and collar to reference SOFR (as defined in Footnote 12 “Debt”) rather than LIBOR. See Footnote 12 “Debt” for more information. Both our Term Loan and the related interest rate swaps and collar will transition to SOFR at the same time, effective July 31, 2023. As of June 30, 2023, we have no other financial instruments to transition from LIBOR.

3.	ACQUISITIONS AND DISPOSITIONS
Acquisitions
Charleston, South Carolina
During the first quarter of 2023, we acquired a parcel of land and an adjacent retail space in Charleston, South Carolina for $17 million. We plan to develop the parcel of land into a 50-unit vacation ownership resort and use a portion of the retail space to operate a sales center. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
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
Dispositions
As part of the ILG Acquisition, we acquired the Vacation Resorts International (“VRI”) and Trading Places International (“TPI”) businesses (together, the “VRI Americas” business), which was part of our Exchange & Third-Party Management segment prior to our disposal of VRI Americas during the second quarter of 2022, as discussed below.
During the second quarter of 2022, we disposed of VRI Americas for proceeds of $55 million, net of cash and restricted cash transferred to the buyer of $12 million, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale. The net carrying value of VRI Americas as of the date of the disposition was $51 million, including $25 million of goodwill and $20 million of intangible assets. As a result of the disposition, we recorded a gain of $16 million in Gains and other income, net on our Income Statements for the three and six months ended June 30, 2022.
Additionally, during the second quarter of 2022, we disposed of entities that owned and operated a Vacation Ownership segment hotel in Puerto Vallarta, Mexico, for proceeds of $38 million, net of cash and restricted cash transferred to the buyer of $3 million, consistent with our strategy to dispose of non-strategic assets. The net carrying value of the business disposed of as of the date of the disposition, excluding the cumulative translation adjustment, was $18 million, substantially all of which was for property and equipment. As a result of this disposition, we recorded a gain of $33 million in Gains and other income, net on our Income Statements for the three and six months ended June 30, 2022, which included the realization of cumulative foreign currency translation gains of $10 million associated with the disposition of these entities.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$391	$—	$—	$391

Ancillary revenues	70	1	—	71
Management fee revenues	45	5	(1)	49
Exchange and other services revenues	32	45	9	86
Management and exchange	147	51	8	206

Rental	135	11	—	146

Cost reimbursements	359	3	(7)	355
Revenue from contracts with customers	1,032	65	1	1,098

Financing	80	—	—	80
Total Revenues	$1,112	$65	$1	$1,178

	Three Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$425	$—	$—	$425

Ancillary revenues	66	1	—	67
Management fee revenues	41	11	(1)	51
Exchange and other services revenues	33	46	6	85
Management and exchange	140	58	5	203

Rental	129	11	—	140

Cost reimbursements	325	5	(6)	324
Revenue from contracts with customers	1,019	74	(1)	1,092

Financing	72	—	—	72
Total Revenues	$1,091	$74	$(1)	$1,164

	Six Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$766	$—	$—	$766

Ancillary revenues	131	2	—	133
Management fee revenues	90	13	(2)	101
Exchange and other services revenues	61	92	19	172
Management and exchange	282	107	17	406

Rental	276	21	—	297

Cost reimbursements	727	8	(15)	720
Revenue from contracts with customers	2,051	136	2	2,189

Financing	158	—	—	158
Total Revenues	$2,209	$136	$2	$2,347

	Six Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$735	$—	$—	$735

Ancillary revenues	120	2	—	122
Management fee revenues	83	21	(4)	100
Exchange and other services revenues	63	99	41	203
Management and exchange	266	122	37	425

Rental	251	22	—	273

Cost reimbursements	652	14	(26)	640
Revenue from contracts with customers	1,904	158	11	2,073

Financing	143	—	—	143
Total Revenues	$2,047	$158	$11	$2,216
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$567	$27	$1	$595
Goods or services transferred at a point in time	465	38	—	503
Revenue from contracts with customers	$1,032	$65	$1	$1,098

	Three Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$523	$34	$(1)	$556
Goods or services transferred at a point in time	496	40	—	536
Revenue from contracts with customers	$1,019	$74	$(1)	$1,092

	Six Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,145	$56	$2	$1,203
Goods or services transferred at a point in time	906	80	—	986
Revenue from contracts with customers	$2,051	$136	$2	$2,189

	Six Months Ended June 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,041	$72	$11	$1,124
Goods or services transferred at a point in time	863	86	—	949
Revenue from contracts with customers	$1,904	$158	$11	$2,073
Sale of Vacation Ownership Products
Revenues were reduced during the second quarter and first half of 2023 by $11 million and $19 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either June 30, 2023 or December 31, 2022.

($ in millions)	At June 30, 2023	At December 31, 2022
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$164	$194
Vacation ownership notes receivable, net	2,272	2,198
	$2,436	$2,392
Contract Liabilities
Advance deposits	$175	$158
Deferred revenue	417	344
	$592	$502
Revenue recognized during the second quarter and first half of 2023 that was included in our contract liabilities balance at December 31, 2022 was $74 million and $174 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At June 30, 2023, approximately 91% of this amount is expected to be recognized as revenue over the next two years.

Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At June 30, 2023	At December 31, 2022
Receivables from contracts with customers, net	$164	$194
Interest receivable	16	16
Tax receivable	64	20
Indemnification assets	40	19
Employee tax credit receivable	15	16
Other	14	27
	$313	$292

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate (“AETR”), based upon expected annual income less losses in certain jurisdictions, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. Certain items that do not relate directly to ordinary income are excluded from the AETR and included in the period in which they occur.
Our effective tax rate was 35.4% and 24.3% for the three months ended June 30, 2023 and June 30, 2022, respectively, and 33.9% and 28.1% for the six months ended June 30, 2023 and June 30, 2022, respectively.
The increase in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is predominately attributable to a decrease in Income before income taxes and noncontrolling interests, including foreign gains from the sale of a hotel in Puerto Vallarta, Mexico (see Footnote 3 “Acquisitions and Dispositions” for more information on this disposition) in the three months ending June 30, 2022 (725 basis points) and a net increase in discrete items of 385 basis points, including a decrease in favorable foreign return to provision income tax adjustments and a decrease in our share-based compensation benefit, partially offset by a net decrease in the reserve for foreign uncertain tax benefits.
The increase in the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is predominately attributable to a net increase in discrete items (485 basis points), including a net increase in the reserve for foreign uncertain tax benefits which we believe are fully indemnified.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the six months ended June 30, 2023. These unrecognized tax benefits relate to uncertain income tax positions, which would affect the effective tax rate if recognized.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2022	$25
Increases related to tax positions taken during a prior period	6
Decreases related to tax positions taken during a prior period	(5)
Balance at June 30, 2023	$26
The total amount of gross interest and penalties accrued was $45 million at June 30, 2023 and $28 million at December 31, 2022, an increase of $17 million which is predominantly attributable to additional adjustments to the pre-acquisition reserves for uncertain tax positions. We anticipate $35 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.

Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2021. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	June 30, 2023			December 31, 2022
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,682	$181	$1,863	$1,571	$221	$1,792
Non-securitized
Eligible for securitization(1)	51	1	52	63	—	63
Not eligible for securitization(1)	335	22	357	322	21	343
Subtotal	386	23	409	385	21	406
	$2,068	$204	$2,272	$1,956	$242	$2,198

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income associated with vacation ownership notes receivable — securitized	$68	$60	$135	$119
Interest income associated with vacation ownership notes receivable — non-securitized	8	9	17	19
Total interest income associated with vacation ownership notes receivable	$76	$69	$152	$138
Credit Quality Indicators - Vacation Ownership Notes Receivable
We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO and the brand associated with the vacation ownership interest (“VOI”) they have acquired. We use the term “Combined Marriott” to refer to our Marriott-, Sheraton-, and Westin-brands.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 722 and 721, at June 30, 2023 and December 31, 2022, respectively, based on the FICO score of the borrower at the time of origination.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at June 30, 2023.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023, remaining	$3	$17	$20
2024	3	34	37
2025	3	32	35
2026	3	28	31
2027	3	23	26
Thereafter	8	47	55
Balance at June 30, 2023	$23	$181	$204
Weighted average stated interest rate	14.0%	14.2%	14.2%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2022	$11	$18	$29
Securitizations	(2)	2	—
Clean-up call	2	(2)	—
Write-offs	(14)	—	(14)
Recoveries	8	—	8
Defaulted vacation ownership notes receivable repurchase activity(1)	10	(10)	—
(Decrease) increase in vacation ownership notes receivable reserve	(7)	4	(3)
Balance at June 30, 2023	$8	$12	$20

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and FICO score.

	Acquired Vacation Ownership Notes Receivable as of June 30, 2023
($ in millions)	700+	600 - 699	< 600	No Score	Total
Combined Marriott	$56	$38	$5	$13	$112
Hyatt and Welk	65	45	1	1	112
	$121	$83	$6	$14	$224

	Acquired Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700+	600 - 699	< 600	No Score	Total
Combined Marriott	$67	$47	$6	$16	$136
Hyatt and Welk	80	53	1	1	135
	$147	$100	$7	$17	$271

The following tables detail the origination year of our acquired vacation ownership notes receivable, before reserves, by brand and FICO score as of June 30, 2023, and gross write-offs by brand for the first half of 2023.

	Acquired Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$—	$—	$56	$56
600 - 699	—	—	38	38
< 600	—	—	5	5
No Score	—	—	13	13
	$—	$—	$112	$112

Gross write-offs	$—	$—	$8	$8

	Acquired Vacation Ownership Notes Receivable - Hyatt and Welk
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$5	$13	$47	$65
600 - 699	3	7	35	45
< 600	—	1	—	1
No Score	—	—	1	1
	$8	$21	$83	$112

Gross write-offs	$—	$2	$4	$6
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at June 30, 2023.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023, remaining	$22	$68	$90
2024	43	140	183
2025	35	146	181
2026	34	154	188
2027	36	161	197
Thereafter	216	1,013	1,229
Balance at June 30, 2023	$386	$1,682	$2,068
Weighted average stated interest rate	12.1%	13.2%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2022	$149	$213	$362
Increase in vacation ownership notes receivable reserve	70	11	81
Securitizations	(99)	99	—
Clean-up call	43	(43)	—
Write-offs	(61)	—	(61)
Defaulted vacation ownership notes receivable repurchase activity(1)	48	(48)	—
Balance at June 30, 2023	$150	$232	$382

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and FICO score.

	Originated Vacation Ownership Notes Receivable as of June 30, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,280	$572	$54	$302	$2,208
Hyatt and Welk	169	68	2	3	242
	$1,449	$640	$56	$305	$2,450

	Originated Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,210	$549	$55	$278	2,092
Hyatt and Welk	157	64	3	2	226
	$1,367	$613	$58	$280	$2,318
The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and FICO score as of June 30, 2023, and gross write-offs by brand for the first half of 2023.

	Originated Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$243	$434	$250	$84	$269	$1,280
600 - 699	84	181	123	46	138	572
< 600	6	17	13	5	13	54
No Score	85	88	32	21	76	302
	$418	$720	$418	$156	$496	$2,208

Gross write-offs	$1	$9	$17	$7	$20	$54

	Originated Vacation Ownership Notes Receivable - Hyatt and Welk
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$49	$80	$35	$2	$3	$169
600 - 699	16	34	15	1	2	68
< 600	—	1	1	—	—	2
No Score	2	1	—	—	—	3
	$67	$116	$51	$3	$5	$242

Gross write-offs	$—	$3	$4	$—	$—	$7
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 11.30% as of June 30, 2023 and 11.62% as of December 31, 2022. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $13 million as of June 30, 2023 and $12 million as of December 31, 2022.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2023	$134	$22	$156
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2022	$126	$24	$150
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023			As of December 31, 2022
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$18	$51	$69	$25	$56	$81
91 – 120 days past due	6	13	19	7	16	23
Greater than 120 days past due	128	9	137	119	8	127
Total past due	152	73	225	151	80	231
Current	415	2,034	2,449	415	1,943	2,358
Total vacation ownership notes receivable	$567	$2,107	$2,674	$566	$2,023	$2,589

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable (excluding contracts receivable for financed VOI sales, net), deposits included in Other assets, Accounts payable, Advance deposits, Accrued liabilities, and derivative instruments, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At June 30, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,272	$2,336	$2,198	$2,245
Contracts receivable for financed VOI sales, net	32	32	22	22
Other assets	87	87	76	76
Total financial assets	$2,391	$2,455	$2,296	$2,343

Securitized debt, net	$(2,028)	$(1,933)	$(1,938)	$(1,828)
Term Loan, net	(780)	(782)	(778)	(775)
Revolving Corporate Credit Facility, net	(61)	(65)	—	—
2025 Notes, net	—	—	(248)	(258)
2028 Notes, net	(347)	(316)	(347)	(307)
2029 Notes, net	(495)	(432)	(494)	(417)
2026 Convertible Notes, net	(567)	(532)	(565)	(560)
2027 Convertible Notes, net	(561)	(548)	(560)	(568)
Non-interest bearing note payable, net	(4)	(4)	(10)	(10)
Total financial liabilities	$(4,843)	$(4,612)	$(4,940)	$(4,723)
Vacation Ownership Notes Receivable

	At June 30, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net
Securitized	$1,863	$1,926	$1,792	$1,837

Eligible for securitization	52	53	63	65
Not eligible for securitization	357	357	343	343
Non-securitized	409	410	406	408
	$2,272	$2,336	$2,198	$2,245
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
Contracts Receivable for Financed VOI Sales
At the time at which we recognize revenue for Marriott-branded VOI sales, we temporarily record a contract receivable for financed VOI sales, until the time at which we originate a vacation ownership note receivable, which occurs at closing. We believe that the carrying value of the contracts receivable for financed VOI sales approximates fair value because the stated, or otherwise imputed, interest rates of these receivables are generally consistent with current market rates and the reserve for these contracts receivable for financed VOI sales appropriately accounts for risks in default rates, prepayment rates, and discount rates. We concluded that this fair value measurement should be categorized within Level 3.
Other Assets
Other assets include $87 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income attributable to common shareholders	$90	$136	$177	$194
Shares for basic earnings per share	36.9	41.3	37.1	41.9
Basic earnings per share	$2.46	$3.30	$4.78	$4.64

The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common shareholders.

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2023(1)	June 30, 2022(1)	June 30, 2023(1)	June 30, 2022(1)
Net income attributable to common shareholders	$90	$136	$177	$194
Add back of interest expense related to convertible notes, net of tax	5	2	9	3
Numerator used to calculate diluted earnings per share	$95	$138	$186	$197

Shares for basic earnings per share	36.9	41.3	37.1	41.9
Effect of dilutive shares outstanding
Employee SARs	0.1	0.2	0.2	0.2
Restricted stock units	0.3	0.3	0.3	0.3
2022 Convertible Notes ($230 million of principal)	—	1.3	—	1.4
2026 Convertible Notes ($575 million of principal)	3.5	3.4	3.5	3.4
2027 Convertible Notes ($575 million of principal)	3.0	—	3.0	—
Shares for diluted earnings per share	43.8	46.5	44.1	47.2
Diluted earnings per share	$2.17	$2.97	$4.23	$4.18
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 213,000 and 293,000 shares of common stock, the maximum number of shares issuable as of June 30, 2023 and June 30, 2022, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the second quarter and first half of 2023, we excluded from our calculation of diluted earnings per share 289,750 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, was greater than the average market price of our common stock for the applicable period.
For the second quarter of 2022, we excluded from our calculation of diluted earnings per share 252,314 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, was greater than the average market price of our common stock for the applicable period.
For the first half of 2022, we excluded from our calculation of diluted earnings per share 199,813 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $159.27 to $173.88, was greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2023	At December 31, 2022
Real estate inventory(1)	$648	$651
Other	12	9
	$660	$660

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $15 million during the first half of 2023 and $10 million during the first half of 2022.

In addition to the above, at June 30, 2023 and December 31, 2022, we had $377 million and $428 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2023, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $85 million, of which we expect $39 million, $23 million, $16 million, and $7 million will be paid in the remainder of 2023, 2024, 2025, and 2026, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
Surety bonds issued as of June 30, 2023 totaled $130 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of June 30, 2023, we had $1 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”). In addition, as of June 30, 2023, we had $1 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance of the rental revenue (if any) as our fee or we make up the deficit if the owners have not received their guaranteed amounts. At June 30, 2023, our maximum exposure under fixed dollar guarantees was $6 million, of which $1 million, $2 million, $1 million, $1 million, and $1 million relate to the remainder of 2023, 2024, 2025, 2026, and 2027 and thereafter, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At June 30, 2023, our expected commitment for the remainder of 2023 is $6 million.
Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one, with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff filed an amended complaint and appealed the dismissal of the other claims. In June 2023, the appellate court upheld the dismissal of those claims. Plaintiff filed a motion for reconsideration of that appellate ruling. In November 2022, the Court granted our motion to dismiss the amended complaint and again granted plaintiff leave to amend its complaint. The plaintiff filed an amended complaint and again appealed the dismissal. That appeal remains pending. We believe we have meritorious defenses to the claims in this matter and intend to vigorously defend against them.

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
We have not accrued for the pending matter described above and we cannot estimate a range of the potential liability associated with this pending matter, if any, at this time. We have accrued for other claims and lawsuits, but the amount accrued is not material individually or in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually or in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals, where required, are adequate and/or we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2023	At December 31, 2022
Vacation ownership notes receivable securitizations, gross(1)	$1,863	$1,799
Unamortized debt discount and issuance costs	(22)	(21)
	1,841	1,778

Warehouse Credit Facility, gross(2)	189	162
Unamortized debt issuance costs	(2)	(2)
	187	160

	$2,028	$1,938

(1)Interest rates as of June 30, 2023 range from 1.5% to 6.6%, with a weighted average interest rate of 3.8%.
(2)Effective interest rate as of June 30, 2023 was 6.5%.
All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of June 30, 2023.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payments Year
2023, remaining	$89	$4	$93
2024	181	9	190
2025	184	11	195
2026	187	165	352
2027	188	—	188
Thereafter	1,034	—	1,034
	$1,863	$189	$2,052

(1)Excludes future Warehouse Credit Facility renewals.

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2023, and as of June 30, 2023, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2023, we securitized a pool of $388 million of vacation ownership notes receivable. In connection with the securitization, $380 million in vacation ownership loan backed notes were issued by MVW 2023-1 LLC (the “2023-1 LLC”) in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2023-1 LLC: $237 million of Class A Notes, $65 million of Class B Notes, $48 million of Class C Notes, and $30 million of Class D Notes. The Class A Notes have an interest rate of 4.93%, the Class B Notes have an interest rate of 5.42%, the Class C Notes have an interest rate of 6.54%, and the Class D Notes have an interest rate of 8.83%. Investors purchased $369 million of the vacation ownership loan backed notes issued by the 2023-1 LLC, composed of the Class A Notes, the Class B Notes, the Class C Notes, and a portion of the Class D Notes, of which we retained $11 million. Proceeds from the transaction, net of fees and a reserve, were used to repay the outstanding obligations on our warehouse credit facility (the “Warehouse Credit Facility”) and for other general corporate purposes. The Class D notes that we retained were subsequently sold at par during the second quarter of 2023.
Warehouse Credit Facility
During the second quarter of 2023, we amended certain agreements associated with our Warehouse Credit Facility (the “Warehouse Amendment”). The Warehouse Amendment increased the borrowing capacity of the existing facility from $425 million to $500 million and extended the revolving period from July 28, 2024 to May 31, 2025. The Warehouse Amendment made no other material changes to the Warehouse Credit Facility.

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2023	At December 31, 2022
Corporate Credit Facility
Term Loan	$784	$784
Unamortized debt discount and issuance costs	(4)	(6)
	780	778

Revolving Corporate Credit Facility(1)	65	—
Unamortized debt issuance costs(2)	(4)	—
	61	—
Senior Secured Notes
2025 Notes	—	250
Unamortized debt discount and issuance costs	—	(2)
	—	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(3)	(3)
	347	347

2029 Notes	500	500
Unamortized debt discount and issuance costs	(5)	(6)
	495	494
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(8)	(10)
	567	565

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(14)	(15)
	561	560

Finance Leases	186	86

Non-interest bearing note payable	4	10
	$3,001	$3,088

(1)Effective interest rate as of June 30, 2023 was 6.9%.
(2)Excludes $5 million of unamortized debt issuance costs as of December 31, 2022. As no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time, the unamortized debt issuance costs were included in Other assets.

The following table shows scheduled principal payments for our debt, based on contractual terms and maturity dates, excluding finance leases, as of June 30, 2023.

	Payments Year
($ in millions)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Term Loan	$—	$—	$784	$—	$—	$—	$784
Revolving Corporate Credit Facility	—	—	—	—	65	—	65
2028 Notes	—	—	—	—	—	350	350
2029 Notes	—	—	—	—	—	500	500
2026 Convertible Notes	—	—	—	575	—	—	575
2027 Convertible Notes	—	—	—	—	575	—	575
Non-Interest Bearing Note Payable	—	4	—	—	—	—	4
	$—	$4	$784	$575	$640	$850	$2,853
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
During the second quarter of 2023, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which modified the interest rate applicable to borrowings under the Term Loan. Beginning July 31, 2023, the Term Loan will reference the Secured Overnight Financing Rate (“SOFR”) and will be based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Amendment), plus a 0.10% adjustment for a one-month interest period, a 0.15% adjustment for a three-month interest period, or a 0.25% adjustment for a six-month interest period, subject to a 0.00% floor.
Prior to 2022, we entered into interest rate swaps and an interest rate collar under which we may pay a fixed rate and receive a floating interest rate to hedge a portion of our interest rate risk on the Term Loan. During the second quarter of 2023, we amended these interest rate swaps and the collar to reference SOFR rather than LIBOR, effective July 31, 2023. As a result of this transition, the fixed rate on the $250 million of interest rate swaps maturing in September 2023 was amended to 2.88%, the fixed rate on the $200 million of interest rate swaps maturing in April 2024 was amended to 2.17%, and the cap strike price on the $100 million interest rate collar was amended to 2.43%. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and are recorded in Other assets on our Balance Sheets as of June 30, 2023 and December 31, 2022. We characterize payments we make or receive in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first half of 2023 and 2022. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2023	2022
Derivative instrument adjustment balance, January 1	$13	$(18)
Other comprehensive (loss) gain before reclassifications	(3)	16
Derivative instrument adjustment balance, March 31	10	(2)
Other comprehensive (loss) gain before reclassifications	(1)	7
Derivative instrument adjustment balance, June 30	$9	$5

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
Redemption of Senior Secured Notes
During the first quarter of 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in the fourth quarter of 2022 and the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $10 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in Gains and other income, net on our Income Statement for the six months ended June 30, 2023.
Convertible Notes
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of June 30, 2023 to 6.0609 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $164.99 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2023, the effective interest rate was 0.55%.
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization of debt issuance costs	$1	$—	$2	$1
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.5 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.5 million shares of our common stock. As of June 30, 2023, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $164.99 and $206.24, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The 2027 Convertible Notes are convertible at a rate of 5.2729 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.65 per share of our common stock) as of June 30, 2023. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2023, the effective interest rate was 3.88%.
The following table shows interest expense information related to the 2027 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contractual interest expense	$5	$—	$9	$—
Amortization of debt issuance costs	1	—	2	—
	$6	$—	$11	$—
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock. As of June 30, 2023, the strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were $189.65 and $286.26, respectively, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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
Finance Lease
During 2020, we entered into a finance lease arrangement, which was amended in 2021, for our new global headquarters office building in Orlando, Florida. The lease for the new building commenced for accounting purposes during the first quarter of 2023, upon the substantial completion of construction. The lease includes a 26-year lease term, consisting of a 16-year initial term plus two five-year renewal options. As of June 30, 2023, the present value of the future lease payments, net of lease incentives, was $80 million, with a corresponding lease liability of $99 million. We record right-of-use assets for our finance leases in Property and equipment, net. Our total payments under this lease are $247 million, of which we expect $1 million, $7 million, $8 million, $8 million, $9 million, and $214 million will be paid in 2023, 2024, 2025, 2026, 2027, and thereafter, respectively.

13.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2023, there were 75,806,578 shares of Marriott Vacations Worldwide common stock issued, of which 36,469,493 shares were outstanding and 39,337,085 shares were held as treasury stock. At December 31, 2022, there were 75,744,524 shares of Marriott Vacations Worldwide common stock issued, of which 37,481,082 shares were outstanding and 38,263,442 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2023 or December 31, 2022.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program” and collectively, the “Share Repurchase Programs”). During the third quarter of 2021, our Board of Directors authorized us to purchase shares of our common stock under a Share Repurchase Program for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. During the first quarter of 2022, our Board of Directors authorized the purchase of up to an additional $300 million of our common stock under this program, and extended the term of this program to March 31, 2023. During the third quarter of 2022, our

Board of Directors authorized the purchase of up to an additional $500 million of our common stock under this program, and extended the term of this program to June 30, 2023. During the second quarter of 2023, our Board of Directors increased the remaining authorization to $600 million, and extended the term of this program to December 31, 2024. As of June 30, 2023, approximately $561 million remained available for share repurchases under the Share Repurchase Program.
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
The Inflation Reduction Act of 2022, which was enacted in August 2022, imposes a 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For purposes of calculating the excise tax, the fair value of certain share issuances may be netted against the fair market value of stock repurchases during the same taxable year. In the first half of 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accrued liabilities on our Balance Sheet.
The following table summarizes share repurchase activity under our Share Repurchase Programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the first half of 2023	1,143,555	162	$141.84
As of June 30, 2023	23,916,773	$2,281	$95.40
Dividends
We declared cash dividends to holders of common stock during the first half of 2023 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 16, 2023	March 2, 2023	March 16, 2023	$0.72
May 11, 2023	May 25, 2023	June 8, 2023	$0.72

14.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of June 30, 2023, approximately 0.8 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service-based RSUs	$9	$10	$15	$17
Performance-based RSUs	2	1	3	1
	11	11	18	18
SARs	1	1	1	2
	$12	$12	$19	$20

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2023	At December 31, 2022
Service-based RSUs	$38	$26
Performance-based RSUs	11	7
	49	33
SARs	2	1
	$51	$34
Restricted Stock Units
We granted 194,628 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $144.52, to our employees and non-employee directors during the first half of 2023. During the first half of 2023, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 114,602 RSUs may be earned under the performance-based RSU awards granted during the first half of 2023.
Stock Appreciation Rights
We granted 37,436 SARs, with a weighted average grant-date fair value of $58.50 and a weighted average exercise price of $153.10, to members of management during the first half of 2023. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2023:

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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at June 30, 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,666	$197	$1,863
Interest receivable	12	2	14
Restricted cash	68	10	78
Total	$1,746	$209	$1,955
Consolidated Liabilities
Interest payable	$2	$1	$3
Securitized debt	1,863	189	2,052
Total	$1,865	$190	$2,055
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the second quarter of 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$65	$3	$68
Interest expense to investors	$18	$2	$20
Debt issuance cost amortization	$2	$—	$2
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first half of 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$121	$14	$135
Interest expense to investors	$32	$5	$37
Debt issuance cost amortization	$4	$1	$5
Administrative expenses	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$396	$371
Principal receipts	250	280
Interest receipts	120	116
Reserve release	16	113
Total	782	880
Cash Outflows
Principal to investors	(259)	(299)
Voluntary repurchases of defaulted vacation ownership notes receivable	(57)	(46)
Voluntary clean-up call	(19)	(39)
Interest to investors	(34)	(21)
Funding of restricted cash	(17)	(96)
Total	(386)	(501)
Net Cash Flows	$396	$379

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
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$342	$102
Principal receipts	25	8
Interest receipts	14	3
Reserve release	8	1
Total	389	114
Cash Outflows
Principal to investors	(19)	(3)
Voluntary repurchases of defaulted vacation ownership notes receivable	(1)	—
Repayment of Warehouse Credit Facility	(296)	(98)
Interest to investors	(5)	(1)
Funding of restricted cash	(11)	(1)
Total	(332)	(103)
Net Cash Flows	$57	$11
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity during construction. Further, our purchase commitment is generally contingent upon the property being redeveloped to our brand standards. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of June 30, 2023, we expect to make payments for the property as follows: $112 million in 2024, $81 million in 2025 and $41 million in 2026. As of June 30, 2023, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of approximately $1 million, $1 million in Property and Equipment, and $1 million in Accrued Liabilities. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $1 million as of June 30, 2023.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2023, the value of the assets held in the rabbi trust was $87 million, which is included in the Other line within assets on our Balance Sheets.

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
Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Vacation Ownership	$1,112	$1,091	$2,209	$2,047
Exchange & Third-Party Management	65	74	136	158
Total segment revenues	1,177	1,165	2,345	2,205
Corporate and other	1	(1)	2	11
	$1,178	$1,164	$2,347	$2,216
Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Adjusted EBITDA Vacation Ownership	$245	$274	$474	$473
Adjusted EBITDA Exchange & Third-Party Management	32	35	69	78
Reconciling items:
Corporate and other	(55)	(54)	(118)	(108)
Interest expense, net	(36)	(30)	(70)	(57)
Tax provision	(50)	(43)	(91)	(75)
Depreciation and amortization	(34)	(32)	(66)	(65)
Share-based compensation expense	(12)	(12)	(19)	(20)
Certain items	—	(2)	(2)	(32)
Net income attributable to common shareholders	$90	$136	$177	$194

Assets

($ in millions)	At June 30, 2023	At December 31, 2022
Vacation Ownership	$8,087	$8,037
Exchange & Third-Party Management	833	865
Total segment assets	8,920	8,902
Corporate and other	562	737
	$9,482	$9,639
Revenues Excluding Cost Reimbursements

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
United States	$710	$745	$1,410	$1,402
All other countries	113	95	217	174
	$823	$840	$1,627	$1,576
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning: our possible or assumed future results of operations; financial condition and leverage; dividend payments; our expectations regarding development profit margins, defaults and expected losses, notes receivable balances, commitments to owners’ associations, payments for property acquisitions, that interest income and notes receivable will increase in 2023, interest rates, financing profit margin, general and administrative expenses, inventory costs and inventory spending, taxes, and any effects of the COVID-19 pandemic; business strategies, such as our expectations that we will continue to offer financing incentives; and potential operating performance improvements, including the expectations regarding contract sales, resort management and financing plans. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the effects of a future health crisis, including its short and longer-term impacts on consumer confidence and demand for travel, and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price and wage inflation; global supply chain disruptions; volatility in the international and national economy and credit markets; impact of the current or a future banking crisis; the ongoing war between Russia and Ukraine and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of rising interest rates; political or social strife; difficulties associated with implementing new or maintaining existing technology; changes in privacy laws and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
Our Exchange & Third-Party Management segment includes an exchange network and membership programs, as well as the provision of management services to other resorts and lodging properties. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. Since May 2022, we provide these services through our Interval International and Aqua-Aston businesses. In April 2022, we disposed of VRI Americas after determining that the business was not a core component of our future growth strategy and operating model. This business was a component of our Exchange & Third-Party Management segment through the date of the sale.
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
Performance Measures
We measure operating performance using the key metrics described below:
•Contract sales from the sale of vacation ownership products, which consists of the total amount of vacation ownership product sales under contracts signed during the period where we have generally received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third parties, which we refer to as “resales contract sales.” In circumstances where customers apply any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our income statements due to the requirements for revenue recognition described above and adjustments for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
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
•Development profit margin is calculated by dividing Development profit by revenues from the sale of vacation ownership products. We refer to revenues from the sale of vacation ownership products less the cost of vacation ownership products and marketing and sales costs as Development profit. We believe that Development profit margin is an important measure of the profitability of our development and subsequent marketing and sales of VOIs.
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
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Sale of vacation ownership products	$391	$425	$766	$735
Management and exchange	206	203	406	425
Rental	146	140	297	273
Financing	80	72	158	143
Cost reimbursements	355	324	720	640
TOTAL REVENUES	1,178	1,164	2,347	2,216
EXPENSES
Cost of vacation ownership products	66	80	124	140
Marketing and sales	206	214	416	396
Management and exchange	110	102	217	229
Rental	112	87	225	168
Financing	25	23	51	44
General and administrative	64	64	132	125
Depreciation and amortization	34	32	66	65
Litigation charges	2	2	5	5
Royalty fee	29	29	58	56
Impairment	—	—	4	—
Cost reimbursements	355	324	720	640
TOTAL EXPENSES	1,003	957	2,018	1,868
Gains and other income, net	10	37	31	41
Interest expense, net	(36)	(30)	(70)	(57)
Transaction and integration costs	(10)	(37)	(23)	(65)
Other	1	1	1	1
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	140	178	268	268
Provision for income taxes	(50)	(43)	(91)	(75)
NET INCOME	90	135	177	193
Net loss attributable to noncontrolling interests	—	1	—	1
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$90	$136	$177	$194

Operating Statistics
2023 Second Quarter

	Three Months Ended
(Contract sales $ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Vacation Ownership
Total contract sales	$462	$516	$(54)	(10%)
Consolidated contract sales	$453	$506	$(53)	(10%)
Joint venture contract sales	$9	$10	$(1)	(7%)
VPG	$3,968	$4,613	$(645)	(14%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,566	1,596	(30)	(2%)
Average revenue per member	$39.30	$38.79	$0.51	1%
2023 First Half

	Six Months Ended
(Contract sales $ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Vacation Ownership
Total contract sales	$906	$919	$(13)	(1%)
Consolidated contract sales	$887	$900	$(13)	(1%)
Joint venture contract sales	$19	$19	$—	NM
VPG	$4,150	$4,653	$(503)	(11%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,566	1,596	(30)	(2%)
Average revenue per member	$81.35	$83.32	$(1.97)	(2%)
Revenues
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Vacation Ownership	$1,112	$1,091	$21	2%
Exchange & Third-Party Management	65	74	(9)	(12%)
Total Segment Revenues	1,177	1,165	12	1%
Consolidated Property Owners’ Associations	1	(1)	2	NM
Total Revenues	$1,178	$1,164	$14	1%
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Vacation Ownership	$2,209	2,047	$162	8%
Exchange & Third-Party Management	136	158	(22)	(14%)
Total Segment Revenues	2,345	2,205	140	6%
Consolidated Property Owners’ Associations	2	11	(9)	(85%)
Total Revenues	2,347	2,216	$131	6%

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

2023 Second Quarter

	Three Months Ended		Change
($ in millions)	June 30, 2023	June 30, 2022		% Change
Net income attributable to common shareholders	$90	$136	$(46)	(34%)
Interest expense, net	36	30	6	18%
Provision for income taxes	50	43	7	14%
Depreciation and amortization	34	32	2	5%
EBITDA	210	241	(31)	(14%)
Share-based compensation expense	12	12	—	NM
Certain items	—	2	(2)	NM
Adjusted EBITDA	$222	$255	$(33)	(13%)
Adjusted EBITDA Margin	27%	30%	(3 pts)
The table below details the components of Certain items for the three months ended June 30, 2023 and June 30, 2022.

	Three Months Ended
($ in millions)	June 30, 2023		June 30, 2022
ILG integration	$6		$33
Welk acquisition and integration	4		2
Other transaction costs	—		2
Transaction and integration costs		10		37
Purchase accounting adjustments		1		5
Litigation charges		2		2
Gain on disposition of hotel/land	(7)		(33)
Gain on disposition of VRI Americas	—		(16)
Foreign currency translation	(2)		8
Insurance proceeds	—		(2)
Change in indemnification asset	(1)		3
Other	—		3
Gains and other income, net		(10)		(37)
Early termination of VRI management contract		—		(2)
Change in estimate relating to pre-acquisition contingencies		—		(3)
Other		(3)		—
Total Certain items		$—		$2

2023 First Half

	Six Months Ended		Change
($ in millions)	June 30, 2023	June 30, 2022		% Change
Net income attributable to common shareholders	$177	$194	$(17)	(9%)
Interest expense, net	70	57	13	22%
Provision for income taxes	91	75	16	21%
Depreciation and amortization	66	65	1	1%
EBITDA	404	391	13	3%
Share-based compensation expense	19	20	(1)	(6%)
Certain items	2	32	(30)	(93%)
Adjusted EBITDA	$425	$443	$(18)	(4%)
Adjusted EBITDA Margin	26%	28%	(2%)
The table below details the components of Certain items for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended
($ in millions)	June 30, 2023		June 30, 2022
ILG integration	$15		$58
Welk acquisition and integration	8		5
Other transaction costs	—		2
Transaction and integration costs		23		65
Early redemption of senior secured notes	10		—
Gain on disposition of hotel/land	(7)		(33)
Gain on disposition of VRI Americas	—		(16)
Foreign currency translation	(4)		7
Insurance proceeds	(2)		(5)
Change in indemnification asset	(24)		3
Other	(4)		3
Gains and other income, net		(31)		(41)
Purchase accounting adjustments		3		8
Litigation charges		5		5
Impairment		4		—
Early termination of VRI management contract		—		(2)
Change in estimate relating to pre-acquisition contingencies		—		(3)
Other		(2)		—
Total Certain items		$2		$32

Segment Adjusted EBITDA
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Vacation Ownership	$245	$274	$(29)	(11%)
Exchange & Third-Party Management	32	35	(3)	(10%)
Segment adjusted EBITDA	277	309	(32)	(11%)
General and administrative	(55)	(54)	(1)	(1%)
Adjusted EBITDA	$222	$255	$(33)	(13%)
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Vacation Ownership	$474	$473	$1	NM
Exchange & Third-Party Management	69	78	(9)	(12%)
Segment adjusted EBITDA	543	551	(8)	(2%)
General and administrative	(118)	(108)	(10)	(8%)
Adjusted EBITDA	$425	$443	$(18)	(4%)
The following tables present segment financial results attributable to common shareholders reconciled to segment Adjusted EBITDA.
Vacation Ownership
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Segment financial results	$224	$277	$(53)	(19%)
Depreciation and amortization	23	22	1	6%
Share-based compensation expense	3	2	1	27%
Certain items	(5)	(27)	22	83%
Segment adjusted EBITDA	$245	$274	$(29)	(11%)
The table below details the components of Certain items for the three months ended June 30, 2023 and June 30, 2022.

	Three Months Ended
($ in millions)	June 30, 2023		June 30, 2022
Transaction and integration costs		$—		$1
Purchase accounting adjustments		1		5
Litigation charges		3		2
Gain on disposition of hotel/land	(7)		(33)
Foreign currency translation	—		1
Gains and other income, net		(7)		(32)
Change in estimate relating to pre-acquisition contingencies		—		(3)
Other		(2)		—
Total Certain items		$(5)		$(27)

2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Segment financial results	$429	$450	$(21)	(5%)
Depreciation and amortization	46	44	2	4%
Share-based compensation expense	4	3	1	28%
Certain items	(5)	(24)	19	78%
Segment adjusted EBITDA	$474	$473	$1	NM
The table below details the components of Certain items for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended
($ in millions)	June 30, 2023		June 30, 2022
Transaction and integration costs		$—		1
Purchase accounting adjustments		3		8
Litigation charges		6		5
Impairment		4		—
Gain on disposition of hotel/land	(7)		(33)
Foreign currency translation	—		1
Insurance proceeds	(2)		(3)
Change in indemnification asset	(3)		—
Other	(4)		—
Gains and other income, net		(16)		(35)
Change in estimate relating to pre-acquisition contingencies		—		(3)
Other		(2)		—
Total Certain items		$(5)		$(24)

Exchange & Third-Party Management
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Segment financial results	$24	$46	$(22)	(47%)
Depreciation and amortization	8	7	1	5%
Certain items	—	(18)	18	NM
Segment adjusted EBITDA	$32	$35	$(3)	(10%)
The table below details the components of Certain items for the three months ended June 30, 2023 and June 30, 2022.

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022
Gain on disposition of VRI Americas	$—	$(16)
Early termination of VRI management contract	—	(2)
Total Certain items	$—	$(18)
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Segment financial results	$52	$79	$(27)	(34%)
Depreciation and amortization	16	16	—	NM
Share-based compensation expense	1	1	—	NM
Certain items	—	(18)	18	NM
Segment adjusted EBITDA	$69	$78	$(9)	(12%)
The table below details the components of Certain items for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022
Gain on disposition of VRI Americas	$—	$(16)
Early termination of VRI management contract	—	(2)
Total Certain items	$—	$(18)

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Sale of vacation ownership products	$391	$425	$766	$735
Resort management and other services	147	140	282	266
Rental	135	129	276	251
Financing	80	72	158	143
Cost reimbursements	359	325	727	652
TOTAL REVENUES	1,112	1,091	2,209	2,047
EXPENSES
Cost of vacation ownership products	66	80	124	140
Marketing and sales	206	214	416	396
Resort management and other services	69	60	133	114
Rental	116	91	232	181
Financing	25	23	51	44
Depreciation and amortization	23	22	46	44
Litigation charges	3	2	6	5
Royalty fee	29	29	58	56
Impairment	—	—	4	—
Cost reimbursements	359	325	727	652
TOTAL EXPENSES	896	846	1,797	1,632
Gains and other income, net	7	32	16	35
Transaction and integration costs	—	(1)	—	(1)
Other	1	1	1	1
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	224	277	429	450
Net income attributable to noncontrolling interests	—	—	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$224	$277	$429	$450

Sale of Vacation Ownership Products
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	% of Consolidated Contract Sales, Net of Resales	June 30, 2022	% of Consolidated Contract Sales, Net of Resales	Change	% Change
Total consolidated contract sales	$453		$506		$(53)	(10%)
Joint venture contract sales	9		10		(1)	(7%)
Total contract sales	462		516		(54)	(10%)
Less: resales contract sales	(10)		(11)		1
Less: joint venture contract sales	(9)		(10)		1
Consolidated contract sales, net of resales	443		495		(52)	(11%)
Plus:
Settlement revenue	9	2%	9	2%	—
Resales revenue	6	1%	4	1%	2
Revenue recognition adjustments:
Reportability	5	1%	(14)	(3%)	19
Sales reserve	(45)	(10%)	(37)	(8%)	(8)
Other(1)	(27)	(6%)	(32)	(7%)	5
Sale of vacation ownership products	$391	88%	$425	86%	$(34)	(8%)
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Contract sales in the 2023 second quarter declined, despite tour growth of 4%, due to a 14% decrease in VPG. The decline in VPG was attributed to lower closing efficiencies due to the continued transition associated with the launch of Abound by Marriott Vacations (which commenced in the 2022 third quarter) and the continued integration of the Hyatt and Legacy-Welk business models and sales processes. We expect contract sales for the remainder of 2023 to exceed 2022 results.
Financing propensity was 56% in the second quarter of 2023, a 300 basis point increase over the second quarter of 2022. We expect to continue offering financing incentive programs in 2023. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was 736 and 735 for the three months ended June 30, 2023 and June 30, 2022, respectively.
The increase in the sales reserve as a percentage of Consolidated contract sales, net of resales is attributed to $11 million of defaults in excess of expected losses (220 basis points), higher financing propensity and reportability (80 basis points), and an increase in our reserve rate (25 basis points), partially offset by a decrease in Legacy-Welk sales, which carry a higher reserve on originated vacation ownership notes receivable (65 basis points). Defaults in excess of expected losses have been reserved as if they are permanent differences, as opposed to an acceleration in timing of defaults.

2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	% of Consolidated Contract Sales, Net of Resales	June 30, 2022	% of Consolidated Contract Sales, Net of Resales	Change	% Change
Total consolidated contract sales	$887		$900		$(13)	(1%)
Joint venture contract sales	19		19		—	NM
Total contract sales	906		919		(13)	(1%)
Less: resales contract sales	(21)		(20)		(1)
Less: joint venture contract sales	(19)		(19)		—
Consolidated contract sales, net of resales	866		880		(14)	(2%)
Plus:
Settlement revenue	17	2%	16	2%	1
Resales revenue	12	1%	8	1%	4
Revenue recognition adjustments:
Reportability	5	1%	(47)	(5%)	52
Sales reserve	(83)	(10%)	(66)	(8%)	(17)
Other(1)	(51)	(6%)	(56)	(6%)	5
Sale of vacation ownership products	$766	88%	$735	83%	$31	4%
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Contract sales in the first half of 2023 declined, despite tour growth of 10%, due to an 11% decrease in VPG. The decline in VPG was attributed to lower closing efficiencies due to the continued transition associated with the launch of Abound by Marriott Vacations (which commenced in the 2022 third quarter) and the continued integration of the Hyatt and Legacy-Welk business models and sales processes.
Financing propensity was 55% in the first half of 2023, a 300 basis point increase over the first half of 2022. We expect to continue offering financing incentive programs in 2023. The average FICO score of customers who were U.S. citizens or residents who financed a vacation ownership purchase was 737 and 735 for the six months ended June 30, 2023 and June 30, 2022, respectively.
The increase in the sales reserve as a percentage of Consolidated contract sales, net of resales is attributed to $19 million of defaults in excess of expected losses (130 basis points), higher financing propensity and reportability (100 basis points), and an increase in our reserve rate (30 basis points), partially offset by a decrease in Legacy-Welk sales, which carry a higher reserve on originated vacation ownership notes receivable (50 basis points). Defaults in excess of expected losses have been reserved as if they are permanent differences, as opposed to an acceleration in timing of defaults.

Development Profit
2023 Second Quarter

	Three Months Ended				Change	% Change
($ in millions)	June 30, 2023	% of Revenue	June 30, 2022	% of Revenue
Sale of vacation ownership products	$391		$425		$(34)	(8%)
Cost of vacation ownership products	(66)	(17%)	(80)	(19%)	14	18%
Marketing and sales	(206)	(53%)	(214)	(50%)	8	4%
Development profit	$119		$131		$(12)	(9%)
Development profit margin	30.8%		31.0%		(0.2 pts)
The decrease in Development profit reflects $28 million from lower contract sales volumes and $10 million related to higher sales reserves, partially offset by $14 million from favorable revenue reportability, $10 million of favorable product cost due mainly to the sale of lower cost inventory, and $2 million of favorable product cost true-up activity. We expect development profit margins for the remainder of 2023 to be consistent with 2023 second quarter results.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	% of Revenue	June 30, 2022	% of Revenue	Change	% Change
Sale of vacation ownership products	$766		$735		$31	4%
Cost of vacation ownership products	(124)	(16%)	(140)	(19%)	16	11%
Marketing and sales	(416)	(54%)	(396)	(54%)	(20)	(5%)
Development profit	$226		$199		$27	14%
Development profit margin	29.6%		27.1%		2.5 pts
The increase in Development profit reflects $38 million from favorable revenue reportability, $20 million of favorable product cost due mainly to the sale of lower cost inventory, and $6 million of favorable product cost true-up activity, partially offset by $23 million of lower contract sales volumes and $14 million related to higher sales reserves.

Resort Management and Other Services Revenues, Expenses and Profit
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Management fee revenues	$45	$41	$4	10%
Ancillary revenues	70	66	4	6%
Other management and exchange revenues	32	33	(1)	(3%)
Resort management and other services revenues	147	140	7	5%
Resort management and other services expenses	(69)	(60)	(9)	(14%)
Resort management and other services profit	$78	$80	$(2)	(2%)
Resort management and other services profit margin	52.9%	56.7%	(3.8 pts)
Resort occupancy (1)	88.7%	90.5%	(1.8 pts)

(1)Resort occupancy represents all transient, previews, and owner keys divided by total keys available, net of keys out of service.
Resort management and other services revenues reflect higher ancillary revenues, including revenues from food and beverage and golf offerings (as a result of a 10% increase in revenue per occupied key, partially offset by a 4% decline in occupied keys at resorts with ancillary businesses) and higher management fees, partially offset by $1 million of lower refurbishment project revenues.
The $9 million increase in resort management and other services expenses reflects an increase in ancillary expenses of $5 million due to inflation and increased volumes sold, and an increase in customer services and exchange company expenses of $4 million due to incremental headcount, wages, benefits, and other operating cost increases.
As a result of the changes in resort management and other services revenues and expenses, resort management and other services profit declined $2 million.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Management fee revenues	$90	$83	$7	8%
Ancillary revenues	131	120	11	9%
Other management and exchange revenues	61	63	(2)	(2%)
Resort management and other services revenues	282	266	16	6%
Resort management and other services expenses	(133)	(114)	(19)	(17%)
Resort management and other services profit	$149	$152	$(3)	(2%)
Resort management and other services profit margin	52.8%	57.1%	(4.3 pts)
Resort occupancy (1)	88.8%	89.1%	(0.3 pts)

(1)Resort occupancy represents all transient, previews, and owner keys divided by total keys available, net of keys out of service.
Resort management and other services revenues reflect higher ancillary revenues, including revenues from food and beverage and golf offerings (as a result of an 11% increase in revenue per occupied key, partially offset by a 1% decrease in occupied keys at resorts with ancillary businesses) and higher management fees, partially offset by $2 million of lower refurbishment project revenues.
The $19 million increase in resort management and other services expenses reflects an increase in ancillary expenses of $13 million due to inflation and increased volumes sold, and an increase in customer services and exchange company expenses of $6 million due to incremental headcount, wages, benefits, and other operating cost increases.
As a result of the changes in resort management and other services revenues and expenses, resort management and other services profit declined $3 million.

Rental Revenues, Expenses and Profit
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Rental revenues	$135	$129	$6	4%
Rental expenses	(116)	(91)	(25)	(28%)
Rental profit	$19	$38	$(19)	(53%)
Rental profit margin	13.4%	29.5%	(16.1 pts)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Transient keys rented(1)	549,329	577,114	(27,785)	(5%)
Average transient rate	$263	$262	$1	NM
Rental occupancy(2)	70.8%	74.8%	(4.0 pts)
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Rental profit for transient keys, including plus points and excluding keys from owned hotels, declined by $18 million due to a $12 million increase in unsold maintenance fees associated with developer owned inventory, $10 million of decreased profit from fewer keys rented due to lower demand and an unfavorable change in the mix of keys available to rent, and $3 million of increased costs associated with higher owner utilization of third-party vacation and other offerings. These decreases were partially offset by $5 million of higher plus points revenue and a $2 million reduction in rental costs recorded as marketing and sales expense for increased marketing purposes. In addition to these variances, there was a $16 million higher net down of rental revenues and expense in the 2023 second quarter associated with unsold VOIs that are registered and held for sale.
Rental profit for our owned hotels decreased by $1 million, or 25%, due to a $1 million decrease related to the disposition of our Puerto Vallarta hotel in 2022.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Rental revenues	$276	$251	$25	10%
Rental expenses	(232)	(181)	(51)	(28%)
Rental profit (loss)	$44	$70	$(26)	(38%)
Rental profit margin	15.7%	27.7%	(12.0 pts)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Transient keys rented(1)	1,096,869	1,116,673	(19,804)	(2%)
Average transient key rate	$275	$269	$6	2%
Rental occupancy(2)	70.6%	70.9%	(0.3 pts)
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Rental profit for transient keys, including plus points and excluding keys from owned hotels, declined by $23 million due to a $23 million increase in unsold maintenance fees associated with developer owned inventory, $8 million of increased costs associated with higher owner utilization of third-party vacation and other offerings, and $4 million of decreased profit from fewer keys rented due to lower demand and an unfavorable change in the mix of keys available to rent. These decreases were partially offset by $8 million of higher plus points revenue and a $4 million reduction of rental costs recorded as marketing and sales expense for marketing purposes. In addition to these variances, there was a $28 million higher net down of rental revenues and expense in the first half of 2023 associated with unsold VOIs that are registered and held for sale.
Rental profit for our owned hotels decreased by $3 million, or 34%, due to a $3 million decrease related to the disposition of our Puerto Vallarta hotel in 2022.
Financing Revenues, Expenses and Profit
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Financing revenues	$80	$72	$8	11%
Financing expenses	(5)	(10)	5	54%
Consumer financing interest expense	(20)	(13)	(7)	(52%)
Financing profit	$55	$49	$6	13%
Financing profit margin	69.1%	67.7%	1.4 pts
Financing propensity	56.2%	53.1%
Financing revenues reflect $9 million of higher interest income as a result of a higher average notes receivable balance partially offset by $1 million of lower plus point financing incentive costs. The higher average notes receivable balance was the result of new loan originations in excess of the pay-down of existing vacation ownership notes receivable. We expect the average notes receivable balance, and resulting interest income, to continue to increase during the remainder of 2023 as a result of the expected growth in contract sales and related loan originations. In the second quarter of 2023, we recorded a $3 million reduction in the reserve for acquired vacation ownership notes receivable as an offset to financing expenses. Excluding this adjustment, financing expenses decreased $2 million due to the timing of lien fee income recognition.
The increase in consumer financing interest expense is attributable to the higher average securitized debt at a higher average interest rate for the more recent term securitization transactions. We expect consumer financing interest expense to continue to remain elevated over our average outstanding interest rates on existing securitization transactions as a result of rising interest rates for the remainder of 2023. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; thus we expect our financing profit margin to continue to decrease in 2023, as we repay existing securitization transactions with lower interest rates and enter into new securitization transactions with higher interest rates.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Financing revenues	158	143	15	10%
Financing expenses	(15)	(19)	4	22%
Consumer financing interest expense	(36)	(25)	(11)	(45%)
Financing profit	$107	$99	$8	8%
Financing profit margin	67.4%	69.0%	(1.6 pts)
Financing propensity	55.3%	51.9%
Financing revenues reflect $17 million of higher interest income as a result of a higher average notes receivable balance partially offset by $2 million of lower plus point financing incentive costs. The higher average notes receivable balance was the result of new loan originations in excess of the pay-down of existing vacation ownership notes receivable. We expect the average notes receivable balance, and resulting interest income, to continue to increase during the remainder of 2023 as a result of the expected growth in contract sales and related loan originations. In the second quarter of 2023, we recorded a $3 million reduction in the reserve for acquired vacation ownership notes receivable as an offset to financing expenses. Excluding this adjustment, financing expenses decreased $1 million due to the timing of lien fee income recognition.

Royalty Fee
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Royalty fee	$29	$29	$—	NM
Royalty fee expense in the second quarter of 2023 remained flat to the second quarter of 2022 due to a decrease of $1 million in the dollar volume of closings on Marriott-branded products, offset by $1 million of increased variable royalty fees paid to Hyatt, which commenced in the fourth quarter of 2022.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Royalty fee	$58	$56	$2	4%
Royalty fee expense increased $1 million in the first half of 2023 due to an increase in the dollar volume of closings on Marriott-branded products and $1 million relating to variable royalty fees paid to Hyatt.
Gains and Other Income
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Gains and other income, net	$7	$32	$(25)	(79%)
During the second quarter of 2023, we recorded $7 million of gains on the disposition of excess real estate.
During the second quarter of 2022, we recorded a $33 million gain related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, partially offset by $1 million of foreign currency translation charges.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Gains and other income, net	$16	$35	$(19)	55%
During the first half of 2023, we recorded $7 million of gains on the disposition of excess real estate, a $4 million gain associated with the earn out of additional proceeds from the 2019 disposition of a land parcel in Cancun, Mexico, a $3 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and $2 million related to receipt of business interruption insurance proceeds.
During the first half of 2022, we recorded a $33 million gain related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, and $3 million related to receipt of business interruption insurance proceeds, partially offset by $1 million of foreign currency translation charges.

Exchange & Third-Party Management

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Management and exchange	$51	$58	$107	$122
Rental	11	11	21	22
Cost reimbursements	3	5	8	14
TOTAL REVENUES	65	74	136	158
EXPENSES
Management and exchange	30	32	60	65
Depreciation and amortization	8	7	16	16
Cost reimbursements	3	5	8	14
TOTAL EXPENSES	41	44	84	95
Gains and other income, net	—	16	—	16
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24	$46	$52	$79
Management and Exchange Profit
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Management and exchange revenue	$51	$58	$(7)	(13%)
Management and exchange expense	(30)	(32)	2	6%
Management and exchange profit	$21	$26	$(5)	(23%)
Management and exchange profit margin	40.4%	45.2%	(4.8 pts)
Excluding the $5 million decrease attributed to the disposition of our VRI Americas business during the second quarter of 2022, management and exchange revenue decreased $2 million or 6% compared to the second quarter of 2022, primarily attributed to a decline in Aqua-Aston management revenues resulting from a lower average daily rate in the Hawaii market. Interval International transaction volume declined 5% and was offset by a 1% increase in average revenue per member.
Excluding the impact of the disposition of VRI Americas, management and exchange profit would have decreased by $2 million or 13% in the second quarter of 2023, primarily attributed to a decline in Aqua-Aston management profit and a slight decline in Interval International revenue.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Management and exchange revenue	$107	$122	$(15)	(13%)
Management and exchange expense	(60)	(65)	5	8%
Management and exchange profit	$47	$57	$(10)	(18%)
Management and exchange profit margin	44.0%	47.0%	(3.0 pts)
Excluding the $12 million decrease attributed to the disposition of our VRI Americas business during the second quarter of 2022, management and exchange revenue decreased $3 million or 3%. Aqua-Aston management revenue declined $1 million resulting from higher property level expenses adversely impacting management fees. Interval International management and exchange revenues declined $2 million, primarily attributed to lower membership fees. Interval International average revenue per member decreased 2% compared to the prior year comparable period.
Excluding the impact of the disposition of VRI Americas, management and exchange profit would have decreased by $5 million or 11% in the first half of 2023, primarily attributed to higher information technology costs and higher wages and benefits and lower revenues.

Rental Revenues
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Rental revenues	$11	$11	$—	NM
Rental revenues, the average Getaway fee, and rental inventory procurement costs, which are recorded net within Rental revenues, were in line with the prior year.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Rental revenues	$21	$22	$(1)	(4%)
Results reflect a $1 million decrease in Getaway revenues, which resulted from a 4% decrease in transactions driven by lower bookings, partially offset by a 1% increase in the average Getaway fee. Rental inventory procurement costs, which are recorded net within Rental revenues, were in line with the prior year.
Gains and Other Income
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Gains and other income, net	$—	$16	$(16)	NM
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Gains and other income, net	$—	$16	$(16)	NM
During the second quarter and first half of 2022, we recorded a $16 million gain related to the sale of our VRI Americas business. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Resort management and other services	$8	$5	$17	$37
Cost reimbursements	(7)	(6)	(15)	(26)
TOTAL REVENUES	1	(1)	2	11
EXPENSES
Resort management and other services	11	10	24	50
Rental	(4)	(4)	(7)	(13)
General and administrative	64	64	132	125
Depreciation and amortization	3	3	4	5
Litigation charges	(1)	—	(1)	—
Cost reimbursements	(7)	(6)	(15)	(26)
TOTAL EXPENSES	66	67	137	141
Gains (losses) and other income (expense), net	3	(11)	15	(10)
Interest expense, net	(36)	(30)	(70)	(57)
Transaction and integration costs	(10)	(36)	(23)	(64)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(108)	(145)	(213)	(261)
Provision for income taxes	(50)	(43)	(91)	(75)
Net loss attributable to noncontrolling interests	—	1	—	1
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(158)	$(187)	$(304)	$(335)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Resort management and other services	$8	$4	$17	$36
Cost reimbursements	(7)	(6)	(15)	(26)
TOTAL REVENUES	1	(2)	2	10
EXPENSES
Resort management and other services	11	10	24	50
Rental	(4)	(4)	(7)	(13)
Cost reimbursements	(7)	(6)	(15)	(26)
TOTAL EXPENSES	—	—	2	11
Losses and other expense, net	—	(3)	—	(3)
Interest expense, net	1	—	1	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	2	(5)	1	(4)
Net loss attributable to noncontrolling interests	—	1	—	1
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2	$(4)	$1	$(3)
General and Administrative
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
General and administrative	$64	$64	$—	NM
General and administrative expenses increased $4 million for costs related to the implementation of technology associated with the integration of Legacy-ILG, $6 million of incremental costs primarily related to compliance activities and new product development initiatives, and a $3 million increase in insurance expense, offset by a $13 million decrease in compensation-related costs due to lower variable compensation expense partially offset by an increase in wages.
We expect General and administrative expenses for the remainder of 2023 to increase due the continued impact of increased wages and additional investment in upgrading, maintaining, and implementing technology, including the continued transition to software as a service, which are recorded as a component of General and administrative expense as opposed to Depreciation expense.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
General and administrative	$132	$125	$7	5%
General and administrative expenses increased $11 million for costs related to the implementation of technology associated with the integration of Legacy-ILG, $10 million of incremental costs primarily related to compliance activities and new product development initiatives, a $4 million increase in insurance expense, and $1 million of business travel related expenses, partially offset by a $19 million decrease in compensation-related costs due to lower variable compensation expense partially offset by an increase in wages.

Gains (Losses) and Other Income (Expense)
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Gains (losses) and other income (expense), net	$3	$(11)	$14	NM
In the second quarter of 2023, we recorded a $1 million increase in our receivable from Marriott International for indemnified income tax matters (the offsetting accrual is included in the Provision for income taxes line) and $2 million of foreign currency translation gains.
In the second quarter of 2022, we recorded $7 million of foreign currency translation losses, $3 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International for indemnified tax matters, and $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, partially offset by $2 million of proceeds from corporate owned life insurance.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Gains (losses) and other income (expense), net	$15	$(10)	$25	NM
In the first half of 2023, we recorded a $21 million increase in our receivable from Marriott International for indemnified income tax matters (the offsetting accrual is included in the Provision for income taxes line) and $4 million of foreign currency translation gains, partially offset by $10 million attributed to the redemption premium and write-off of unamortized debt issuance costs attributed to the early redemption of our senior secured notes.
In the first half of 2022, we recorded $6 million of foreign currency translation losses, $3 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International for indemnified tax matters, and $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, partially offset by $2 million of proceeds from corporate owned life insurance.
Interest Expense
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Interest expense, net	$(36)	$(30)	$(6)	(18%)
The increase in Interest expense, net is attributed to $4 million associated with higher borrowings and higher variable interest rates on both the Warehouse Credit Facility and the Revolving Corporate Credit Facility, $4 million of higher interest expense associated with our convertible notes, $3 million of higher variable interest expense on the Term Loan, and $2 million of interest expense related to leased assets. This was partially offset by $4 million of lower interest expense associated with the early redemption of our senior secured notes, $2 million of lower interest on non-income tax related items and $1 million of interest income.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Interest expense, net	$(70)	$(57)	$(13)	(22%)
The increase in Interest expense, net is attributed to $10 million associated with higher borrowings and higher variable interest rates on both the Warehouse Credit Facility and the Revolving Corporate Credit Facility, $9 million of higher interest expense associated with our convertible notes, $5 million of higher variable interest expense on the Term Loan, and $3 million of interest expense related to leased assets. This was partially offset by $8 million of lower interest expense associated with the early redemption of our senior secured notes, $4 million of lower interest on non-income tax related items and $2 million of interest income.

Income Tax
2023 Second Quarter

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Provision for income taxes	$(50)	$(43)	$(7)	(14%)
Our effective tax rate was 35.4% and 24.3% for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is predominately attributable to a decrease in Income before income taxes and noncontrolling interests, including foreign gains from the sale of a hotel in Puerto Vallarta, Mexico (see Footnote 3 “Acquisitions and Dispositions” for more information on this disposition) in the three months ending June 30, 2022 (725 basis points) and a net increase in discrete items of 385 basis points, including a decrease in favorable foreign return to provision income tax adjustments and a decrease in our share-based compensation benefit, partially offset by a net decrease in the reserve for foreign uncertain tax benefits.
2023 First Half

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	Change	% Change
Provision for income taxes	$(91)	$(75)	$(16)	(21%)
Our interim effective tax rate was 33.9% and 28.1% for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in the effective tax rate is predominately attributable to a net increase in discrete items (485 basis points), including a net increase in the reserve for foreign uncertain tax benefits which we believe are fully indemnified.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand, cash generated from operations, our ability to access funds under the Warehouse Credit Facility and the Revolving Corporate Credit Facility, our ability to raise capital through securitizations in the ABS market, and, to the extent necessary, our ability to issue new debt and refinance existing debt. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements, and return capital to shareholders. We continuously monitor the capital markets to evaluate the effect that changes in market conditions may have on our ability to fund our liquidity needs.
Our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.1 at June 30, 2023, roughly in-line with our targeted leverage range of 2.5x to 3.0x. We have no material maturities of corporate debt until 2025.
At the end of the second quarter of 2023, the interest rate applicable to approximately 90% of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was effectively fixed. The weighted average interest rate of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was 3.6% as of June 30, 2023.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2023, and as of June 30, 2023, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued almost $8.5 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During the second quarter of 2023, we amended certain agreements associated with our Warehouse Credit Facility, which increased the borrowing capacity of the existing facility from $425 million to $500 million and extended the revolving period from July 28, 2024 to May 31, 2025. At June 30, 2023, we had $189 million of borrowings outstanding on our Warehouse Credit Facility.
As of June 30, 2023, $59 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At June 30, 2023, $65 million of borrowings were outstanding on our Revolving Corporate Credit Facility, and $1 million of letters of credit were outstanding.
Redemption of Senior Secured Notes
During the first quarter of 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in the fourth quarter of 2022 and the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $10 million, including a redemption premium and the write-off of unamortized debt issuance costs, which were recorded in Gains and other income, net on our Income Statement for the six months ended June 30, 2023.
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
Cash and cash equivalents on hand at June 30, 2023 totaled $242 million, a decrease of $282 million from December 31, 2022, primarily reflecting the redemption of senior notes of $250 million, the repurchase of common stock of $162 million, payment of dividends of $80 million, capital expenditures for property and equipment (excluding inventory) of $63 million, $10 million for payment of withholding taxes on vesting of restricted stock units, and $10 million of other uses of cash, partially offset by $119 million associated with net cash and cash equivalents provided by operating activities, new borrowings in excess of repayments of securitized debt of $92 million, other debt borrowings in excess of repayments of $59 million, $14 million of proceeds from dispositions of real property, $8 million of finance lease incentives in excess of payments, and $1 million due to the effect of changes in exchange rates.

Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occur in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points-based products, and in the first quarter for our weeks-based products. In addition, during the first quarter of each year we generally have significant compensation-related cash outflows associated with payment of annual bonuses.
Operations
In addition to net income or loss and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022
Inventory spending	$(49)	$(92)
Purchase of vacation ownership units for future transfer to inventory	—	(12)
Inventory costs	98	118
Inventory spending less than cost of sales	$49	$14
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
Our spending for real estate inventory in the first half of 2023 was lower than cost of sales and was primarily related to our VOI repurchase programs. We expect inventory spending to be less than cost of sales for 2023.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022
Vacation ownership notes receivable collections — non-securitized	$90	$133
Vacation ownership notes receivable collections — securitized	218	232
Vacation ownership notes receivable originations	(470)	(483)
Vacation ownership notes receivable collections less than originations	$(162)	$(118)
Vacation ownership notes receivable collections were less than originations in each of the first halves of 2023 and 2022 due to the growth of the average vacation ownership notes receivable pool attributed to sales of VOIs.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the first half of 2023	1,143,555	162	141.84
As of June 30, 2023	23,916,773	$2,281	$95.40
See Footnote 13 “Shareholders' Equity” to our Financial Statements for further information related to our current share repurchase program.

Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock during the first half of 2023 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 1, 2022	December 22, 2022	January 5, 2023	$0.72
February 16, 2023	March 2, 2023	March 16, 2023	$0.72
May 11, 2023	May 25, 2023	June 8, 2023	$0.72
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of June 30, 2023:

		Payments Due by Period
($ in millions)	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Contractual Obligations
Debt(1)	$3,266	$52	$117	$881	$635	$698	$883
Securitized debt(1)(2)	2,510	137	266	263	409	233	1,202
Purchase obligations(3)	379	74	144	104	51	1	5
Operating lease obligations(4)	117	12	23	20	19	12	31
Finance lease obligations(4)(5)	530	6	16	14	12	12	470
Other long-term obligations(6)	15	7	3	2	1	1	1
	$6,817	$288	$569	$1,284	$1,127	$957	$2,592
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
(6)Primarily relates to future guaranteed purchases of rental inventory of $6 million and our commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of maintenance fees, of $6 million.
In the normal course of our resort management business, we enter into purchase commitments on behalf of owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the owners’ associations, these obligations have minimal impact on our net income and cash flow. These purchase commitments are excluded from the table above.

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
The following tables present consolidating financial information as of June 30, 2023 and December 31, 2022, and for the six months ended June 30, 2023 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of June 30, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$32	$91	$119	$—	$242
Restricted cash	—	26	68	144	—	238
Accounts and contracts receivable, net	8	137	85	94	(11)	313
Vacation ownership notes receivable, net	—	124	181	1,967	—	2,272
Inventory	—	225	327	108	—	660
Property and equipment, net	—	235	725	261	—	1,221
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	851	33	—	884
Investments in subsidiaries	3,508	3,948	—	—	(7,456)	—
Other	115	131	255	138	(104)	535
Total assets	$3,631	$4,858	$5,700	$2,864	$(7,571)	$9,482

Accounts payable	$24	$30	$82	$73	$—	$209
Advance deposits	—	68	89	18	—	175
Accrued liabilities	3	84	142	104	(11)	322
Deferred revenue	—	10	203	219	(15)	417
Payroll and benefits liability	—	78	73	23	—	174
Deferred compensation liability	—	117	34	3	—	154
Securitized debt, net	—	—	—	2,052	(24)	2,028
Debt, net	1,128	1,693	175	5	—	3,001
Other	—	1	161	18	—	180
Deferred taxes	—	115	291	3	(65)	344
MVW shareholders' equity	2,476	2,662	4,450	344	(7,456)	2,476
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,631	$4,858	$5,700	$2,864	$(7,571)	$9,482

	As of December 31, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$150	$119	$89	$166	$—	$524
Restricted cash	—	25	145	160	—	330
Accounts and contracts receivable, net	10	120	116	73	(27)	292
Vacation ownership notes receivable, net	—	132	195	1,871	—	2,198
Inventory	—	204	375	81	—	660
Property and equipment, net	—	202	659	278	—	1,139
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	880	31	—	911
Investments in subsidiaries	3,417	4,076	—	—	(7,493)	—
Other	106	129	228	78	(73)	468
Total assets	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639

Accounts payable	$60	$45	$166	$85	$—	$356
Advance deposits	—	63	79	16	—	158
Accrued liabilities	2	75	193	121	(22)	369
Deferred revenue	—	9	169	172	(6)	344
Payroll and benefits liability	—	139	86	26	—	251
Deferred compensation liability	—	110	27	2	—	139
Securitized debt, net	—	—	—	1,961	(23)	1,938
Debt, net	1,125	1,876	76	11	—	3,088
Other	—	1	148	18	—	167
Deferred taxes	—	89	291	—	(49)	331
MVW shareholders' equity	2,496	2,600	4,569	324	(7,493)	2,496
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639
Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$487	$1,354	$526	$(20)	$2,347
Expenses	(17)	(561)	(1,156)	(365)	20	(2,079)
Provision for income taxes	5	8	(65)	(39)	—	(91)
Equity in net income (loss) of subsidiaries	189	260	—	—	(449)	—
Net income (loss)	177	194	133	122	(449)	177
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$177	$194	$133	$122	$(449)	$177

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
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps (certain of which begin to expire in the 2023 third quarter) that fix a portion of our variable-rate debt. At June 30, 2023, after considering the impact of interest rate swap agreements and excluding finance leases, the interest rate applicable to approximately 90% of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 10% (approximately $299 million) is variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt would result in an increase of approximately $2 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of June 30, 2023 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2023	2024	2025	2026	2027	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.2%	$25	$46	$38	$37	$39	$224	$409	$410
Vacation ownership notes receivable — securitized	13.3%	$85	$174	$178	$182	$184	$1,060	$1,863	$1,926
Contracts receivable for financed VOI sales, net	13.2%	$1	$3	$3	$3	$3	$19	$32	$32
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.0%	$(93)	$(190)	$(195)	$(352)	$(188)	$(1,034)	$(2,052)	$(1,933)
Term Loan	6.9%	$—	$—	$(784)	$—	$—	$—	$(784)	$(782)
Revolving Corporate Credit Facility	6.9%	$—	$—	$—	$—	$(65)	$—	$(65)	$(65)
Senior notes
2028 Notes	4.8%	$—	$—	$—	$—	$—	$(350)	$(350)	$(316)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(432)
2026 Convertible Notes	—%	$—	$—	$—	$(575)	$—	$—	$(575)	$(532)
2027 Convertible Notes	3.3%	$—	$—	$—	$—	$(575)	$—	$(575)	$(548)
Non-interest bearing note payable	—%	$—	$(4)	$—	$—	$—	$—	$(4)	$(4)

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2023 – April 30, 2023	240,500	$134.82	240,500	$158,376,393
May 1, 2023 – May 31, 2023	268,633	$127.21	268,633	$575,193,483
June 1, 2023 – June 30, 2023	112,000	$129.58	112,000	$560,680,772
Total	621,133	$130.58	621,133	$560,680,772
(1)On September 13, 2021, our Board of Directors authorized a share repurchase program under which we were authorized to purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. On February 22, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock, and extended the term of our share repurchase program to

March 31, 2023. On August 1, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of our common stock and extended the term of our share repurchase program to June 30, 2023. On May 11, 2023, we announced that our Board of Directors increased the remaining authorization to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024.
(2)The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. See Footnote 13 “Shareholders' Equity” to our Financial Statements for further information. All dollar amounts presented exclude such excise tax, as applicable.
Item 5.    Other Information
(c) Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
2.2	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.1	5/15/2023
3.2	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.3	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)	X
3.4	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023) (redline version of amended sections)	X
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.4	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.5	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.6	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.7	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.8	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.7)		8-K	4.1	5/15/2020
4.9	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.10	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.1	2/3/2021
4.11	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.12	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	6/22/2021
4.13	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.14	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.13 above)		8-K	4.2	12/8/2022
4.15	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-Q	10.1	05/5/2023
10.2	Amendment No. 2 to Credit Agreement dated as of April 27, 2023, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	X
10.3	Form of Non-Employee Director Share Award Confirmation*	X
10.4	Form of Non-Employee Director Stock Appreciation Right Award Agreement*	X
10.5	Form of Director Stock Unit Agreement*	X
22.1	List of the Issuer and its Guarantor Subsidiaries	X
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	August 4, 2023	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Anthony E. Terry
Anthony E. Terry
Executive Vice President and Chief Financial Officer