Form 10-Q
period 2023-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2023-11-03
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 30, 2023 was 35,517,203.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Sale of vacation ownership products	$319	$444	$1,085	$1,179
Management and exchange	205	198	611	623
Rental	138	165	435	438
Financing	81	74	239	217
Cost reimbursements	443	371	1,163	1,011
TOTAL REVENUES	1,186	1,252	3,533	3,468
EXPENSES
Cost of vacation ownership products	50	76	174	216
Marketing and sales	202	207	618	603
Management and exchange	115	101	332	330
Rental	119	126	344	294
Financing	30	5	81	49
General and administrative	57	62	189	187
Depreciation and amortization	33	33	99	98
Litigation charges	2	2	7	7
Royalty fee	30	28	88	84
Impairment	—	1	4	1
Cost reimbursements	443	371	1,163	1,011
TOTAL EXPENSES	1,081	1,012	3,099	2,880
Gains (losses) and other income (expense), net	3	(2)	34	39
Interest expense, net	(36)	(34)	(106)	(91)
Transaction and integration costs	(5)	(34)	(28)	(99)
Other	(1)	(1)	—	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	66	169	334	437
Provision for income taxes	(24)	(59)	(115)	(134)
NET INCOME	42	110	219	303
Net income attributable to noncontrolling interests	—	(1)	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$42	$109	$219	$303

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$1.16	$2.76	$5.96	$7.39
Diluted	$1.09	$2.53	$5.33	$6.68

CASH DIVIDENDS DECLARED PER SHARE	$0.72	$0.62	$2.16	$1.86
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NET INCOME	$42	$110	$219	$303

Foreign currency translation adjustments	(2)	(1)	10	1
Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	—	—	(10)
Derivative instrument adjustment, net of tax	(3)	8	(7)	31
OTHER COMPREHENSIVE (LOSS) GAIN, NET OF TAX	(5)	7	3	22

Net income attributable to noncontrolling interests	—	(1)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$37	$116	$222	$325
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$265	$524
Restricted cash (including $84 and $85 from VIEs, respectively)	238	330
Accounts and contracts receivable, net (including $14 and $13 from VIEs, respectively)	298	292
Vacation ownership notes receivable, net (including $1,885 and $1,792 from VIEs, respectively)	2,291	2,198
Inventory	642	660
Property and equipment, net	1,250	1,139
Goodwill	3,117	3,117
Intangibles, net	868	911
Other (including $88 and $76 from VIEs, respectively)	484	468
TOTAL ASSETS	$9,453	$9,639

LIABILITIES AND EQUITY
Accounts payable	$238	$356
Advance deposits	169	158
Accrued liabilities (including $3 and $5 from VIEs, respectively)	359	369
Deferred revenue	371	344
Payroll and benefits liability	193	251
Deferred compensation liability	156	139
Securitized debt, net (including $2,048 and $1,982 from VIEs, respectively)	2,026	1,938
Debt, net	3,031	3,088
Other	165	167
Deferred taxes	335	331
TOTAL LIABILITIES	7,043	7,141
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,807,873 and 75,744,524 shares issued, respectively	1	1
Treasury stock — at cost; 40,122,822 and 38,263,442 shares, respectively	(2,298)	(2,054)
Additional paid-in capital	3,953	3,941
Accumulated other comprehensive income	18	15
Retained earnings	734	593
TOTAL MVW SHAREHOLDERS' EQUITY	2,408	2,496
Noncontrolling interests	2	2
TOTAL EQUITY	2,410	2,498
TOTAL LIABILITIES AND EQUITY	$9,453	$9,639
The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES
Net income	$219	$303
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	99	98
Amortization of debt discount and issuance costs	17	20
Vacation ownership notes receivable reserve	182	130
Share-based compensation	25	30
Impairment charges	2	1
Gains and other income, net	(8)	(48)
Deferred income taxes	2	64
Net change in assets and liabilities:
Accounts and contracts receivable	(16)	6
Vacation ownership notes receivable originations	(749)	(728)
Vacation ownership notes receivable collections	461	469
Inventory	80	74
Other assets	(10)	(21)
Accounts payable, advance deposits and accrued liabilities	(103)	(28)
Deferred revenue	24	(5)
Payroll and benefit liabilities	(58)	52
Deferred compensation liability	12	8
Other liabilities	(2)	7
Deconsolidation of certain Consolidated Property Owners' Associations	—	(48)
Purchase of property for future transfer to inventory	(27)	(12)
Other, net	(1)	8
Net cash, cash equivalents and restricted cash provided by operating activities	149	380
INVESTING ACTIVITIES
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred	—	94
Capital expenditures for property and equipment (excluding inventory)	(92)	(36)
Issuance of note receivable to VIE	—	(47)
Proceeds from collection of note receivable from VIE	—	47
Purchase of company owned life insurance	(8)	(14)
Other dispositions, net	15	5
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(85)	49

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
FINANCING ACTIVITIES
Borrowings from securitization transactions	916	609
Repayment of debt related to securitization transactions	(828)	(655)
Proceeds from debt	790	505
Repayments of debt	(956)	(505)
Finance lease incentive	10	—
Finance lease payment	(2)	(3)
Payment of debt issuance costs	(6)	(10)
Repurchase of common stock	(248)	(528)
Payment of dividends	(80)	(75)
Payment of withholding taxes on vesting of restricted stock units	(10)	(23)
Net cash, cash equivalents and restricted cash used in financing activities	(414)	(685)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(4)
Change in cash, cash equivalents and restricted cash	(351)	(260)
Cash, cash equivalents and restricted cash, beginning of period	854	803
Cash, cash equivalents and restricted cash, end of period	$503	$543

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$—	$11
Non-cash issuance of treasury stock for employee stock purchase plan	4	4
Non-cash transfer from inventory to property and equipment	11	45
Non-cash transfer from property and equipment to inventory	60	2
Non-cash transfer from other assets to property and equipment	—	15
Right-of-use asset obtained in exchange for finance lease obligation	80	—
Non-cash issuance of debt in connection with finance lease	97	—

Dividends payable	26	24
Interest paid, net of amounts capitalized	141	104
Income taxes paid, net of refunds	138	51

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Shareholders' Equity	Noncontrolling Interests	Total Equity

75.7	BALANCE AT DECEMBER 31, 2022	$1	$(2,054)	$3,941	$15	$593	$2,496	$2	$2,498
—	Net income	—	—	—	—	87	87	—	87
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.1	Share-based compensation plans	—	2	(4)	—	—	(2)	—	(2)
—	Repurchase of common stock	—	(80)	—	—	—	(80)	—	(80)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2023	1	(2,132)	3,937	18	654	2,478	2	2,480
—	Net income	—	—	—	—	90	90	—	90
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	1	10	—	—	11	—	11
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT JUNE 30, 2023	1	(2,213)	3,947	23	718	2,476	2	2,478
—	Net income	—	—	—	—	42	42	—	42
—	Foreign currency translation adjustments	—	—	—	(2)	—	(2)	—	(2)
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
—	Share-based compensation plans	—	1	6	—	—	7	—	7
—	Repurchase of common stock	—	(86)	—	—	—	(86)	—	(86)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT SEPTEMBER 30, 2023	$1	$(2,298)	$3,953	$18	$734	$2,408	$2	$2,410
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
The Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary, as determined in accordance with consolidation accounting guidance. References in these Financial Statements to net income or loss attributable to common shareholders and MVW shareholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties in the broader macroeconomic environment, including inflationary pressures, as well as effects of the COVID-19 pandemic, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, general macroeconomic conditions, including inflationary pressures, rising interest rates, and seasonal and short-term variations, as well as any effects of the COVID-19 pandemic. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2022 Annual Report.
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
During the third quarter of 2023 we launched Hyatt Vacation Club across our former Hyatt Residence Club and Legacy-Welk properties, which connects these properties and associated vacation ownership programs under a single brand.

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
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) and Accounting Standards Update 2022-06 – “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”)
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the USD London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers generally were able to elect to adopt the optional expedients and exceptions over time through a period ending on December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. During the second quarter of 2023, we amended our Term Loan (as defined in Footnote 12 “Debt”) and our interest rate swaps and collar to reference SOFR (as defined in Footnote 12 “Debt”) rather than LIBOR. See Footnote 12 “Debt” for more information. Both our Term Loan and the related interest rate swaps and collar transitioned to SOFR at the same time, effective July 31, 2023. As of September 30, 2023, we have no other financial instruments to transition from LIBOR.

3.	ACQUISITIONS AND DISPOSITIONS
Acquisitions
Savannah, Georgia
During the third quarter of 2023, we acquired property in Savannah, Georgia for $19 million. We plan to convert the property into a 73-unit vacation ownership property. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
Charleston, South Carolina
During the first quarter of 2023, we acquired a parcel of land and an adjacent retail space in Charleston, South Carolina for $17 million. We plan to develop the parcel of land into a 50-unit vacation ownership property and use a portion of the retail space to operate a sales center. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
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

During the second quarter of 2022, we disposed of VRI Americas for proceeds of $56 million, net of cash and restricted cash transferred to the buyer of $12 million, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale. The net carrying value of VRI Americas as of the date of the disposition was $51 million, including $25 million of goodwill and $20 million of intangible assets. As a result of the disposition, we recorded a gain of $1 million and $17 million in Gains (losses) and other income (expense), net on our Income Statements for the three and nine months ended September 30, 2022, respectively.
Additionally, during the second quarter of 2022, we disposed of entities that owned and operated a Vacation Ownership segment hotel in Puerto Vallarta, Mexico, for proceeds of $38 million, net of cash and restricted cash transferred to the buyer of $3 million, consistent with our strategy to dispose of non-strategic assets. The net carrying value of the business disposed of as of the date of the disposition, excluding the cumulative translation adjustment, was $18 million, substantially all of which was for property and equipment. As a result of this disposition, we recorded a gain of $33 million in Gains (losses) and other income (expense), net on our Income Statement for the nine months ended September 30, 2022, which included the realization of cumulative foreign currency translation gains of $10 million associated with the disposition of these entities.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$319	$—	$—	$319

Ancillary revenues	62	1	—	63
Management fee revenues	44	5	—	49
Exchange and other services revenues	37	44	12	93
Management and exchange	143	50	12	205

Rental	128	10	—	138

Cost reimbursements	455	4	(16)	443
Revenue from contracts with customers	1,045	64	(4)	1,105

Financing	81	—	—	81
Total Revenues	$1,126	$64	$(4)	$1,186

	Three Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$444	$—	$—	$444

Ancillary revenues	63	1	—	64
Management fee revenues	41	7	(1)	47
Exchange and other services revenues	32	47	8	87
Management and exchange	136	55	7	198

Rental	154	11	—	165

Cost reimbursements	374	5	(8)	371
Revenue from contracts with customers	1,108	71	(1)	1,178

Financing	74	—	—	74
Total Revenues	$1,182	$71	$(1)	$1,252

	Nine Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,085	$—	$—	$1,085

Ancillary revenues	193	3	—	196
Management fee revenues	134	18	(2)	150
Exchange and other services revenues	98	136	31	265
Management and exchange	425	157	29	611

Rental	404	31	—	435

Cost reimbursements	1,182	12	(31)	1,163
Revenue from contracts with customers	3,096	200	(2)	3,294

Financing	239	—	—	239
Total Revenues	$3,335	$200	$(2)	$3,533

	Nine Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,179	$—	$—	$1,179

Ancillary revenues	183	3	—	186
Management fee revenues	124	28	(5)	147
Exchange and other services revenues	95	146	49	290
Management and exchange	402	177	44	623

Rental	405	33	—	438

Cost reimbursements	1,026	19	(34)	1,011
Revenue from contracts with customers	3,012	229	10	3,251

Financing	217	—	—	217
Total Revenues	$3,229	$229	$10	$3,468
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$658	$27	$(4)	$681
Goods or services transferred at a point in time	387	37	—	424
Revenue from contracts with customers	$1,045	$64	$(4)	$1,105

	Three Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$597	$31	$(1)	$627
Goods or services transferred at a point in time	511	40	—	551
Revenue from contracts with customers	$1,108	$71	$(1)	$1,178

	Nine Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,802	$83	$(2)	$1,883
Goods or services transferred at a point in time	1,294	117	—	1,411
Revenue from contracts with customers	$3,096	$200	$(2)	$3,294

	Nine Months Ended September 30, 2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,638	$103	$10	$1,751
Goods or services transferred at a point in time	1,374	126	—	1,500
Revenue from contracts with customers	$3,012	$229	$10	$3,251

Sale of Vacation Ownership Products
Revenues were reduced during the third quarter and first three quarters of 2023 by $47 million and $66 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either September 30, 2023 or December 31, 2022.

($ in millions)	At September 30, 2023	At December 31, 2022
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$176	$194
Vacation ownership notes receivable, net	2,291	2,198
	$2,467	$2,392
Contract Liabilities
Advance deposits	$169	$158
Deferred revenue	371	344
	$540	$502
Revenue recognized during the third quarter and first three quarters of 2023 that was included in our contract liabilities balance at December 31, 2022 was $67 million and $241 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At September 30, 2023, approximately 91% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At September 30, 2023	At December 31, 2022
Receivables from contracts with customers, net	$176	$194
Interest receivable	17	16
Tax receivable	42	20
Indemnification assets	38	19
Employee tax credit receivable	13	16
Other	12	27
	$298	$292

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate (“AETR”), based upon expected annual income less losses in certain jurisdictions, non-deductible expenses under federal and local tax laws, statutory rates and planned tax strategies in the various jurisdictions in which we operate. Certain items that do not relate directly to ordinary income are excluded from the AETR and included in the period in which they occur.
Our effective tax rate was 36.1% and 34.7% for the three months ended September 30, 2023 and September 30, 2022, respectively, and 34.3% and 30.6% for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The increase in the effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is predominately attributable to a decrease in Income before income taxes and noncontrolling interests from 2022 to 2023 without a proportional decrease to non-deductible tax expenses, in addition to a net decrease in the tax expense for foreign uncertain tax benefits in 2023.
The increase in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is attributable to a decrease in Income before income taxes and noncontrolling interests from 2022 to 2023 without a proportional decrease to non-deductible tax expenses, partially offset by a net increase in the tax expense for foreign uncertain tax benefits in 2023.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the nine months ended September 30, 2023. These unrecognized tax benefits relate to uncertain income tax positions, which would affect the effective tax rate if recognized.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2022	$25
Increases to tax positions related to a prior period	8
Decreases to tax positions related to a prior period	(8)
Balance at September 30, 2023	$25
The total amount of gross interest and penalties accrued was $46 million at September 30, 2023 and $28 million at December 31, 2022, an increase of $18 million, which is predominantly attributable to additional interest and penalties related to the pre-acquisition reserves for uncertain tax positions. We anticipate $35 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2023			December 31, 2022
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,722	$163	$1,885	$1,571	$221	$1,792
Non-securitized
Eligible for securitization(1)	59	1	60	63	—	63
Not eligible for securitization(1)	327	19	346	322	21	343
Subtotal	386	20	406	385	21	406
	$2,108	$183	$2,291	$1,956	$242	$2,198

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.

We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income associated with vacation ownership notes receivable — securitized	$70	$60	$205	$179
Interest income associated with vacation ownership notes receivable — non-securitized	9	11	26	30
Total interest income associated with vacation ownership notes receivable	$79	$71	$231	$209
Credit Quality Indicators - Vacation Ownership Notes Receivable
We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the vacation ownership interest (“VOI”) they have acquired. The estimates of the variable consideration included in the transaction price for the sale of the related vacation ownership product for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
In the third quarter of 2023, we evaluated our vacation ownership notes receivable reserve in light of trends in delinquencies and default rates. As a result, we increased our originated vacation ownership notes receivable reserve by $59 million. We primarily used a historical period of increased defaults as a basis for estimating the increase in our reserve. This additional reserve adjusts our future default rate estimate to reflect current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity.
In the third quarter of 2022, in connection with the combination of the reserves for Marriott-, Sheraton-, and Westin-brands, we recorded a reversal of credit loss expense for the acquired vacation ownership notes receivable of $19 million in Financing expense and an increase in the reserve for our originated vacation ownership notes receivable of $21 million, which was recorded as a reduction of sales of vacation ownership products revenues.
We use the term “Combined Marriott” to refer to our Marriott-, Sheraton-, and Westin-brands.
The weighted average FICO score of the borrowers within our consolidated vacation ownership notes receivable pool was 722 and 721, at September 30, 2023 and December 31, 2022, respectively, based on the FICO score of the borrower at the time of origination.
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at September 30, 2023.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023, remaining	$2	$8	$10
2024	3	33	36
2025	3	30	33
2026	3	27	30
2027	2	22	24
Thereafter	7	43	50
Balance at September 30, 2023	$20	$163	$183
Weighted average stated interest rate	14.0%	14.2%	14.2%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%

The following table summarizes activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2022	$11	$18	$29
Securitizations	(2)	2	—
Clean-up call	2	(2)	—
Write-offs	(21)	—	(21)
Recoveries	13	—	13
Defaulted vacation ownership notes receivable repurchase activity(1)	14	(14)	—
(Decrease) increase in vacation ownership notes receivable reserve	(10)	7	(3)
Balance at September 30, 2023	$7	$11	$18

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score.

	Acquired Vacation Ownership Notes Receivable as of September 30, 2023
($ in millions)	700+	600 - 699	< 600	No Score	Total
Combined Marriott	$51	$35	$4	$11	$101
Hyatt and Welk	59	39	1	1	100
	$110	$74	$5	$12	$201

	Acquired Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700+	600 - 699	< 600	No Score	Total
Combined Marriott	$67	$47	$6	$16	$136
Hyatt and Welk	80	53	1	1	135
	$147	$100	$7	$17	$271
The following tables detail the origination year of our acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score as of September 30, 2023, and gross write-offs by brand for the first three quarters of 2023.

	Acquired Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$—	$—	$51	$51
600 - 699	—	—	35	35
< 600	—	—	4	4
No Score	—	—	11	11
	$—	$—	$101	$101

Gross write-offs	$—	$—	$11	$11

	Acquired Vacation Ownership Notes Receivable - Hyatt and Welk
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$4	$13	$42	$59
600 - 699	2	7	30	39
< 600	—	—	1	1
No Score	—	—	1	1
	$6	$20	$74	$100

Gross write-offs	$1	$2	$7	$10

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at September 30, 2023.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2023, remaining	$8	$34	$42
2024	47	141	188
2025	34	147	181
2026	34	155	189
2027	34	163	197
Thereafter	229	1,082	1,311
Balance at September 30, 2023	$386	$1,722	$2,108
Weighted average stated interest rate	12.1%	13.2%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 19.9%	0.0% to 20.9%
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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2022	$149	$213	$362
Increase in vacation ownership notes receivable reserve	162	21	183
Securitizations	(126)	126	—
Clean-up call	43	(43)	—
Write-offs	(88)	—	(88)
Defaulted vacation ownership notes receivable repurchase activity(1)	76	(76)	—
Balance at September 30, 2023	$216	$241	$457

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score.

	Originated Vacation Ownership Notes Receivable as of September 30, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,341	$602	$57	$307	$2,307
Hyatt and Welk	180	72	2	4	258
	$1,521	$674	$59	$311	$2,565

	Originated Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,210	$549	$55	$278	2,092
Hyatt and Welk	157	64	3	2	226
	$1,367	$613	$58	$280	$2,318

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and FICO score as of September 30, 2023, and gross write-offs by brand for the first three quarters of 2023.

	Originated Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$377	$413	$228	$78	$245	$1,341
600 - 699	145	174	114	42	127	602
< 600	13	16	11	5	12	57
No Score	117	74	29	19	68	307
	$652	$677	$382	$144	$452	$2,307

Gross write-offs	$2	$14	$22	$9	$27	$74

	Originated Vacation Ownership Notes Receivable - Hyatt and Welk
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$73	$71	$31	$2	$3	$180
600 - 699	26	31	12	1	2	72
< 600	—	1	1	—	—	2
No Score	3	1	—	—	—	4
	$102	$104	$44	$3	$5	$258

Gross write-offs	$—	$6	$7	$—	$1	$14
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 13.35% as of September 30, 2023 and 11.62% as of December 31, 2022. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $13 million as of September 30, 2023 and $12 million as of December 31, 2022.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2023	$144	$25	$169
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2022	$126	$24	$150
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023			As of December 31, 2022
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$20	$57	$77	$25	$56	$81
91 – 120 days past due	6	16	22	7	16	23
Greater than 120 days past due	138	9	147	119	8	127
Total past due	164	82	246	151	80	231
Current	465	2,055	2,520	415	1,943	2,358
Total vacation ownership notes receivable	$629	$2,137	$2,766	$566	$2,023	$2,589

7.	FINANCIAL INSTRUMENTS
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

	At September 30, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,291	$2,355	$2,198	$2,245
Contracts receivable for financed VOI sales, net	35	35	22	22
Other assets	88	88	76	76
Total financial assets	$2,414	$2,478	$2,296	$2,343

Securitized debt, net	$(2,026)	$(1,937)	$(1,938)	$(1,828)
Term Loan, net	(780)	(782)	(778)	(775)
Revolving Corporate Credit Facility, net	(86)	(90)	—	—
2025 Notes, net	—	—	(248)	(258)
2028 Notes, net	(348)	(306)	(347)	(307)
2029 Notes, net	(495)	(419)	(494)	(417)
2026 Convertible Notes, net	(568)	(508)	(565)	(560)
2027 Convertible Notes, net	(562)	(496)	(560)	(568)
Non-interest bearing note payable, net	(4)	(4)	(10)	(10)
Total financial liabilities	$(4,869)	$(4,542)	$(4,940)	$(4,723)
Vacation Ownership Notes Receivable

	At September 30, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net
Securitized	$1,885	$1,947	$1,792	$1,837

Eligible for securitization	60	62	63	65
Not eligible for securitization	346	346	343	343
Non-securitized	406	408	406	408
	$2,291	$2,355	$2,198	$2,245
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
Other Assets
Other assets include $88 million of company owned insurance policies (the “COLI policies”), acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
The shares issuable upon exercise of the warrants sold in connection with the issuance of our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of any of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The convertible note hedges purchased in connection with each issuance of our convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common shareholders for any periods presented herein.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common shareholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income attributable to common shareholders	$42	$109	$219	$303
Shares for basic earnings per share	36.4	39.5	36.9	41.1
Basic earnings per share	$1.16	$2.76	$5.96	$7.39

The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common shareholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2023(1)	September 30, 2022(1)	September 30, 2023(1)	September 30, 2022(1)
Net income attributable to common shareholders	$42	$109	$219	$303
Add back of interest expense related to convertible notes, net of tax	5	1	14	4
Numerator used to calculate diluted earnings per share	$47	$110	$233	$307

Shares for basic earnings per share	36.4	39.5	36.9	41.1
Effect of dilutive shares outstanding
Employee SARs	0.1	0.2	0.1	0.2
Restricted stock units	0.3	0.3	0.3	0.3
2022 Convertible Notes ($230 million of principal)	—	—	—	0.9
2026 Convertible Notes ($575 million of principal)	3.5	3.4	3.5	3.4
2027 Convertible Notes ($575 million of principal)	3.0	—	3.0	—
Shares for diluted earnings per share	43.3	43.4	43.8	45.9
Diluted earnings per share	$1.09	$2.53	$5.33	$6.68
(1)The computations of diluted earnings per share attributable to common shareholders exclude approximately 200,000 and 293,000 shares of common stock, the maximum number of shares issuable as of September 30, 2023 and September 30, 2022, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the third quarter and first three quarters of 2023, we excluded from our calculation of diluted earnings per share 287,125 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, were greater than the average market price of our common stock for the applicable period.
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

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2023	At December 31, 2022
Real estate inventory(1)	$632	$651
Other	10	9
	$642	$660

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

We value vacation ownership products at the lower of cost or fair market value less costs to sell, in accordance with applicable accounting guidance, and we record operating supplies at the lower of cost (using the first-in, first-out method) or net realizable value. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $24 million during the first three quarters of 2023 and $15 million during the first three quarters of 2022.
In addition to the above, at September 30, 2023 and December 31, 2022, we had $369 million and $428 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2023, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $107 million, of which we expect $17 million, $42 million, $24 million, $14 million, $6 million and $4 million will be paid in the remainder of 2023, 2024, 2025, 2026, 2027, and thereafter, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
Surety bonds issued as of September 30, 2023 totaled $121 million, the majority of which were requested by federal, state, or local governments in connection with our operations.
As of September 30, 2023, we had $1 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”). In addition, as of September 30, 2023, we had $1 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding. These letters of credit are not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance of the rental revenue (if any) as our fee or we make up the deficit if the owners have not received their guaranteed amounts. At September 30, 2023, our maximum exposure under fixed dollar guarantees was $5 million, of which $2 million, $1 million, $1 million, and $1 million relate to 2024, 2025, 2026, and 2027 and thereafter, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At September 30, 2023, our expected commitment for the remainder of 2023 is $3 million.

Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one (such claim, the “Remaining Claim”), with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and appealed the dismissal of the other claims. In June 2023, the appellate court upheld the dismissal of those claims. Plaintiff filed a motion for reconsideration of that appellate ruling, and in October 2023, the appellate court denied that motion. In November 2022, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and again granted plaintiff leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and again appealed the dismissal of the other claims. That appeal remains pending. In September 2023, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and denied plaintiff permission to file any additional amended complaints. We believe we have meritorious defenses to the claims in this matter and intend to vigorously defend against them.
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

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2023	At December 31, 2022
Vacation ownership notes receivable securitizations, gross(1)	$1,703	$1,799
Unamortized debt discount and issuance costs	(20)	(21)
	1,683	1,778

Warehouse Credit Facility, gross(2)	345	162
Unamortized debt issuance costs	(2)	(2)
	343	160

	$2,026	$1,938

(1)Interest rates as of September 30, 2023 range from 1.5% to 6.6%, with a weighted average interest rate of 3.8%.
(2)Effective interest rate as of September 30, 2023 was 6.8%.
All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows anticipated future principal payments for our securitized debt as of September 30, 2023.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payments Year
2023, remaining	$42	$4	$46
2024	171	17	188
2025	173	18	191
2026	176	306	482
2027	176	—	176
Thereafter	965	—	965
	$1,703	$345	$2,048

(1)Excludes future Warehouse Credit Facility renewals.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2023, and as of September 30, 2023, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
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

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2023	At December 31, 2022
Corporate Credit Facility
Term Loan	$784	$784
Unamortized debt discount and issuance costs	(4)	(6)
	780	778

Revolving Corporate Credit Facility(1)	90	—
Unamortized debt issuance costs(2)	(4)	—
	86	—
Senior Secured Notes
2025 Notes	—	250
Unamortized debt discount and issuance costs	—	(2)
	—	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(3)
	348	347

2029 Notes	500	500
Unamortized debt discount and issuance costs	(5)	(6)
	495	494
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(7)	(10)
	568	565

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(13)	(15)
	562	560

Finance Leases	188	86

Non-interest bearing note payable	4	10
	$3,031	$3,088

(1)Effective interest rate as of September 30, 2023 was 7.2%.
(2)Excludes $5 million of unamortized debt issuance costs as of December 31, 2022. As no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time, the unamortized debt issuance costs were included in Other assets.

The following table shows scheduled principal payments for our debt, based on contractual terms and maturity dates, excluding finance leases, as of September 30, 2023.

	Payments Year
($ in millions)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Term Loan	$—	$—	$784	$—	$—	$—	$784
Revolving Corporate Credit Facility	—	—	—	—	90	—	90
2028 Notes	—	—	—	—	—	350	350
2029 Notes	—	—	—	—	—	500	500
2026 Convertible Notes	—	—	—	575	—	—	575
2027 Convertible Notes	—	—	—	—	575	—	575
Non-Interest Bearing Note Payable	—	4	—	—	—	—	4
	$—	$4	$784	$575	$665	$850	$2,878
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
During the second quarter of 2023, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which modified the interest rate applicable to borrowings under the Term Loan. Beginning July 31, 2023, the Term Loan references the Secured Overnight Financing Rate (“SOFR”) and is based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Amendment), plus a 0.10% adjustment for a one-month interest period, a 0.15% adjustment for a three-month interest period, or a 0.25% adjustment for a six-month interest period, subject to a 0.00% floor.
Prior to 2022, we entered into interest rate swaps and an interest rate collar under which we may pay a fixed rate and receive a floating interest rate to hedge a portion of our interest rate risk on the Term Loan. During the second quarter of 2023, we amended these interest rate swaps and the collar to reference SOFR rather than LIBOR, effective July 31, 2023. As a result of this transition, the fixed rate on the $250 million of interest rate swaps that matured in September 2023 was amended to 2.88%, the fixed rate on the $200 million of interest rate swaps maturing in April 2024 was amended to 2.17%, and the cap strike price on the $100 million interest rate collar was amended to 2.43%. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and are recorded in Other assets on our Balance Sheets as of September 30, 2023 and December 31, 2022. We characterize payments we make or receive in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first three quarters of 2023 and 2022. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2023	2022
Derivative instrument adjustment balance, January 1	$13	$(18)
Other comprehensive (loss) gain before reclassifications	(3)	16
Derivative instrument adjustment balance, March 31	10	(2)
Other comprehensive (loss) gain before reclassifications	(1)	7
Derivative instrument adjustment balance, June 30	9	5
Other comprehensive (loss) gain before reclassifications	(3)	8
Derivative instrument adjustment balance, September 30	$6	$13

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
Redemption of Senior Secured Notes
During the first quarter of 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in the fourth quarter of 2022 and the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $10 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in Gains (losses) and other income (expense), net on our Income Statement for the nine months ended September 30, 2023.
Convertible Notes
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of September 30, 2023 to 6.1044 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $163.82 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2023, the effective interest rate was 0.55%.
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization of debt issuance costs	$—	$1	$2	$2
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.5 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.5 million shares of our common stock. As of September 30, 2023, the strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $163.82 and $204.77, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The 2027 Convertible Notes are convertible at a rate of 5.2729 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.65 per share of our common stock) as of September 30, 2023. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2023, the effective interest rate was 3.88%.

The following table shows interest expense information related to the 2027 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Contractual interest expense	$5	$—	$14	$—
Amortization of debt issuance costs	—	—	2	—
	$5	$—	$16	$—
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock. As of September 30, 2023, the strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were $189.65 and $286.26, respectively, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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
Finance Lease
During 2020, we entered into a finance lease arrangement, which was amended in 2021, for our new global headquarters office building in Orlando, Florida. The lease for the new building commenced for accounting purposes during the first quarter of 2023, upon the substantial completion of construction. The lease includes a 26-year lease term, consisting of a 16-year initial term plus two five-year renewal options. As of September 30, 2023, the present value of the future lease payments, net of lease incentives, was $78 million, with a corresponding lease liability of $99 million. We record right-of-use assets for our finance leases in Property and equipment, net. Our total payments under this lease are $245 million, of which we expect $1 million, $7 million, $8 million, $8 million, $9 million, and $212 million will be paid in 2023, 2024, 2025, 2026, 2027, and thereafter, respectively.

13.	SHAREHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2023, there were 75,807,873 shares of Marriott Vacations Worldwide common stock issued, of which 35,685,051 shares were outstanding and 40,122,822 shares were held as treasury stock. At December 31, 2022, there were 75,744,524 shares of Marriott Vacations Worldwide common stock issued, of which 37,481,082 shares were outstanding and 38,263,442 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2023 or December 31, 2022.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program” and collectively, the “Share Repurchase Programs”). During the third quarter of 2021, our Board of Directors authorized us to purchase shares of our common stock under a Share Repurchase Program for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. During the first quarter of 2022, our Board of Directors authorized the purchase of up to an additional $300 million of our common stock under this program and extended the term of this program to March 31, 2023. During the third quarter of 2022, our Board of Directors authorized the purchase of up to an additional $500 million of our common stock under this program and extended the term of this program to June 30, 2023. During the second quarter of 2023, our Board of Directors increased the remaining authorization to authorize purchases of up to $600 million and extended the term of this program to December 31, 2024. As of September 30, 2023, approximately $476 million remained available for share repurchases under the Share Repurchase Program.
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
The Inflation Reduction Act of 2022, which was enacted in August 2022, imposes a 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For purposes of calculating the excise tax, the fair value of certain share issuances may be netted against the fair market value of stock repurchases during the same taxable year. In the first three quarters of 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accrued liabilities on our Balance Sheet.
The following table summarizes share repurchase activity under our Share Repurchase Programs:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the first three quarters of 2023	1,936,855	248	$128.03
As of September 30, 2023	24,710,073	$2,367	$95.80
Dividends
We declared cash dividends to holders of common stock during the first three quarters of 2023 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
February 16, 2023	March 2, 2023	March 16, 2023	$0.72
May 11, 2023	May 25, 2023	June 8, 2023	$0.72
September 7, 2023	September 21, 2023	October 5, 2023	$0.72

14.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of September 30, 2023, approximately 0.8 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service-based RSUs	$7	$7	$22	$24
Performance-based RSUs	(2)	1	1	2
	5	8	23	26
SARs	1	2	2	4
	$6	$10	$25	$30

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2023	At December 31, 2022
Service-based RSUs	$30	$26
Performance-based RSUs	4	7
	34	33
SARs	1	1
	$35	$34
Restricted Stock Units
We granted 199,468 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $143.54, to our employees and non-employee directors during the first three quarters of 2023. During the first three quarters of 2023, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 114,602 RSUs may be earned under the performance-based RSU awards granted during the first three quarters of 2023.
Stock Appreciation Rights
We granted 37,436 SARs, with a weighted average grant-date fair value of $58.50 and a weighted average exercise price of $153.10, to members of management during the first three quarters of 2023. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2023:

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

The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at September 30, 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,526	$359	$1,885
Interest receivable	11	3	14
Restricted cash	61	23	84
Total	$1,598	$385	$1,983
Consolidated Liabilities
Interest payable	$2	$1	$3
Securitized debt	1,703	345	2,048
Total	$1,705	$346	$2,051
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the third quarter of 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$59	$11	$70
Interest expense	$17	$4	$21
Debt issuance cost amortization	$2	$—	$2
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first three quarters of 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$180	$25	$205
Interest expense	$48	$11	$59
Debt issuance cost amortization	$7	$1	$8
Administrative expenses	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$396	$371
Principal receipts	375	413
Interest receipts	178	174
Reserve release	16	153
Total	965	1,111
Cash Outflows
Principal payments	(389)	(446)
Voluntary repurchases of defaulted vacation ownership notes receivable	(88)	(69)
Voluntary clean-up call	(19)	(39)
Interest payments	(51)	(34)
Funding of restricted cash	(17)	(95)
Total	(564)	(683)
Net Cash Flows	$401	$428

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
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$515	$234
Principal receipts	43	12
Interest receipts	24	5
Reserve release	9	1
Total	591	252
Cash Outflows
Principal payments	(34)	(3)
Voluntary repurchases of defaulted vacation ownership notes receivable	(2)	—
Repayment of Warehouse Credit Facility	(296)	(98)
Interest payments	(9)	(2)
Funding of restricted cash	(18)	(2)
Total	(359)	(105)
Net Cash Flows	$232	$147
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity during construction. Further, our purchase commitment is generally contingent upon the property being redeveloped to our brand standards. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of September 30, 2023, we expect to make payments for the property as follows: $112 million in 2024, $81 million in 2025 and $41 million in 2026. As of September 30, 2023, our Balance Sheet reflected $1 million in Accounts Receivable, including a note receivable of approximately $1 million, $3 million in Property and Equipment, and $1 million in Accrued Liabilities. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $3 million as of September 30, 2023.
Deferred Compensation Plan
We consolidate the liabilities of the Marriott Vacations Worldwide Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are considered the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2023, the value of the assets held in the rabbi trust was $88 million, which is included in the Other line within assets on our Balance Sheets.

16.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:
•Vacation Ownership includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive, long-term relationships. We are the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer, and seller of vacation ownership and related products under The Ritz-Carlton Club brand, we have the non-exclusive right to develop, market, and sell whole ownership residential products under The Ritz-Carlton Residences brand and have a license to use the St. Regis brand for specified fractional ownership resorts.
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
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Vacation Ownership	$1,126	$1,182	$3,335	$3,229
Exchange & Third-Party Management	64	71	200	229
Total segment revenues	1,190	1,253	3,535	3,458
Corporate and other	(4)	(1)	(2)	10
	$1,186	$1,252	$3,533	$3,468

Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Adjusted EBITDA Vacation Ownership	$173	$299	$647	$772
Adjusted EBITDA Exchange & Third-Party Management	30	39	99	117
Reconciling items:
Corporate and other	(53)	(54)	(171)	(162)
Interest expense, net	(36)	(34)	(106)	(91)
Tax provision	(24)	(59)	(115)	(134)
Depreciation and amortization	(33)	(33)	(99)	(98)
Share-based compensation expense	(6)	(10)	(25)	(30)
Certain items	(9)	(39)	(11)	(71)
Net income attributable to common shareholders	$42	$109	$219	$303
Assets

($ in millions)	At September 30, 2023	At December 31, 2022
Vacation Ownership	$8,057	$8,037
Exchange & Third-Party Management	830	865
Total segment assets	8,887	8,902
Corporate and other	566	737
	$9,453	$9,639
Revenues Excluding Cost Reimbursements

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
United States	$622	$771	$2,038	$2,173
All other countries	121	110	332	284
	$743	$881	$2,370	$2,457

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning: our possible or assumed future results of operations; financial condition and leverage, including the expected impact of the Maui wildfires; dividend payments; our expectations regarding development profit margins, defaults and expected losses, notes receivable balances, commitments to owners’ associations, payments for property acquisitions and development plans, lease payments, that interest income and notes receivable will increase in 2023, interest rates, indemnification receivables, financing profit margin, general and administrative expenses, inventory costs and inventory spending, taxes, and any effects of the COVID-19 pandemic; and business strategies, such as our expectations that we will continue to offer financing incentives. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: the effects of a future health crisis, including its short and longer-term impacts on consumer confidence and demand for travel, and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price and wage inflation; global supply chain disruptions; volatility in the international and national economy and credit markets; the impact of the current or a future banking crisis; wars involving Russia, Ukraine, Israel and Gaza and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of rising interest rates; political or social strife; difficulties associated with implementing new or maintaining existing technology; changes in privacy laws; the effects of steps that we or our affiliates have taken and may continue to take to reduce operating costs; impacts from natural or man-made disasters and wildfires, including the Maui wildfires; and other matters referred to under the heading “Risk Factors” contained herein and also in our most recent Annual Report on Form 10-K, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
Our Vacation Ownership segment includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands, as well as under Marriott Vacation Club Pulse, an extension to the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand and we have a license to use the St. Regis brand for specified fractional ownership resorts.
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
Integration of Marriott-, Sheraton- and Westin-Branded Vacation Ownership Products
In 2016, Marriott International purchased Starwood Hotels and Resorts Worldwide, Inc., which at the time exclusively licensed the Sheraton and Westin vacation ownership brands to Legacy-ILG. Part of the rationale for our acquisition of ILG in 2018 was to achieve operating efficiencies and business growth by leveraging the brands then licensed by Marriott International and its subsidiaries to us and to ILG. In August 2022, we launched Abound by Marriott Vacations, a new owner benefit and exchange program which affiliates the Marriott, Sheraton and Westin vacation ownership brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott-, Sheraton- and Westin-branded VOIs can access over 90 resorts under the Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club brands using a common currency. The program also harmonizes fee structures and owner benefit levels and has allowed us to transition most of our Legacy-ILG sales galleries to sell our Marriott Vacation Club Destinations product. Further, in late 2022, we added certain Sheraton- and Westin-branded VOIs to the Marriott Vacation Club Destinations product.
We recognize revenues from the sale of vacation ownership products (also referred to as VOIs) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of our contracts with the customer and business practices, control of the vacation ownership product has historically transferred to the customer at different points in time for each brand of VOIs. In the third quarter of 2022, we aligned our business practices and contract terms for the sale of vacation ownership products (the “Contract Alignment”), resulting in the prospective change in the timing of the transfer of control to the customer for Marriott-branded VOIs. Prior to these changes, control transfer occurred at closing for Marriott-branded vacation ownership products. Subsequent to the Contract Alignment, transfer of control of Marriott-branded vacation ownership products occurs at expiration of the statutory rescission period, consistent with the historical timing of Sheraton-, Westin- and Hyatt- branded transactions. Marriott-branded VOI sales contracts executed prior to these modifications have been accounted for with transfer of control of the VOI occurring at closing. Control transfer for Legacy-Welk VOIs continues to occur at closing.
As a result of the unification of our Marriott-, Sheraton- and Westin-branded vacation ownership products under the Abound by Marriott Vacations program in the third quarter of 2022, we combined the reserves, and aligned our reserve methodology, for vacation ownership notes receivable for our Marriott, Sheraton and Westin brands (the “Reserve Alignment”).

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
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Sale of vacation ownership products	$319	$444	$1,085	$1,179
Management and exchange	205	198	611	623
Rental	138	165	435	438
Financing	81	74	239	217
Cost reimbursements	443	371	1,163	1,011
TOTAL REVENUES	1,186	1,252	3,533	3,468
EXPENSES
Cost of vacation ownership products	50	76	174	216
Marketing and sales	202	207	618	603
Management and exchange	115	101	332	330
Rental	119	126	344	294
Financing	30	5	81	49
General and administrative	57	62	189	187
Depreciation and amortization	33	33	99	98
Litigation charges	2	2	7	7
Royalty fee	30	28	88	84
Impairment	—	1	4	1
Cost reimbursements	443	371	1,163	1,011
TOTAL EXPENSES	1,081	1,012	3,099	2,880
Gains (losses) and other income (expense), net	3	(2)	34	39
Interest expense, net	(36)	(34)	(106)	(91)
Transaction and integration costs	(5)	(34)	(28)	(99)
Other	(1)	(1)	—	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	66	169	334	437
Provision for income taxes	(24)	(59)	(115)	(134)
NET INCOME	42	110	219	303
Net income attributable to noncontrolling interests	—	(1)	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$42	$109	$219	$303

Operating Statistics
2023 Third Quarter

	Three Months Ended
(Contract sales $ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Vacation Ownership
Total contract sales	$443	$492	$(49)	(10%)
Consolidated contract sales	$438	$483	$(45)	(9%)
Joint venture contract sales	$5	$9	$(4)	(51%)
VPG	$4,055	$4,353	$(298)	(7%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,571	1,591	(20)	(1%)
Average revenue per member	$39.15	$38.91	$0.24	1%
2023 First Three Quarters

	Nine Months Ended
(Contract sales $ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Vacation Ownership
Total contract sales	$1,349	$1,411	$(62)	(4%)
Consolidated contract sales	$1,325	$1,383	$(58)	(4%)
Joint venture contract sales	$24	$28	$(4)	(16%)
VPG	$4,118	$4,544	$(426)	(9%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,571	1,591	(20)	(1%)
Average revenue per member	$120.48	$122.30	$(1.82)	(1%)
Revenues
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Vacation Ownership	$1,126	$1,182	$(56)	(5%)
Exchange & Third-Party Management	64	71	(7)	(8%)
Total Segment Revenues	1,190	1,253	(63)	(5%)
Consolidated Property Owners’ Associations	(4)	(1)	(3)	NM
Total Revenues	$1,186	$1,252	$(66)	(5%)
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Vacation Ownership	$3,335	3,229	$106	3%
Exchange & Third-Party Management	200	229	(29)	(12%)
Total Segment Revenues	3,535	3,458	77	2%
Consolidated Property Owners’ Associations	(2)	10	(12)	NM
Total Revenues	3,533	3,468	$65	2%

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

2023 Third Quarter

	Three Months Ended		Change
($ in millions)	September 30, 2023	September 30, 2022		% Change
Net income attributable to common shareholders	$42	$109	$(67)	(61%)
Interest expense, net	36	34	2	4%
Provision for income taxes	24	59	(35)	(59%)
Depreciation and amortization	33	33	—	1%
EBITDA	135	235	(100)	(42%)
Share-based compensation expense	6	10	(4)	(33%)
Certain items	9	39	(30)	NM
Adjusted EBITDA	$150	$284	$(134)	(47%)
Adjusted EBITDA Margin	20%	32%	(12 pts)
The table below details the components of Certain items for the three months ended September 30, 2023 and September 30, 2022.

	Three Months Ended
($ in millions)	September 30, 2023		September 30, 2022
ILG integration	$—		$22
Welk acquisition and integration	5		5
Other transformation initiatives	—		6
Other transaction costs	—		1
Transaction and integration costs		5		34
Purchase accounting adjustments		3		5
Litigation charges		2		2
Impairment		—		1
Gain on disposition of hotel, land and other	(1)		—
Gain on disposition of VRI Americas	—		(1)
Foreign currency translation	5		3
Insurance proceeds	(1)		—
Change in indemnification asset	(6)		(1)
Other	—		1
(Gains) losses and other (income) expense, net		(3)		2
Expiration/forfeiture of deposits on pre-acquisition preview packages		—		(6)
Change in estimate relating to pre-acquisition contingencies		—		(2)
Other		2		3
Total Certain items		$9		$39

2023 First Three Quarters

	Nine Months Ended		Change
($ in millions)	September 30, 2023	September 30, 2022		% Change
Net income attributable to common shareholders	$219	$303	$(84)	(28%)
Interest expense, net	106	91	15	15%
Provision for income taxes	115	134	(19)	(14%)
Depreciation and amortization	99	98	1	1%
EBITDA	539	626	(87)	(14%)
Share-based compensation expense	25	30	(5)	(15%)
Certain items	11	71	(60)	NM
Adjusted EBITDA	$575	$727	$(152)	(21%)
Adjusted EBITDA Margin	24%	30%	(6%)
The table below details the components of Certain items for the nine months ended September 30, 2023 and September 30, 2022.

	Nine Months Ended
($ in millions)	September 30, 2023		September 30, 2022
ILG integration	$15		$80
Welk acquisition and integration	13		10
Other transformation initiatives	—		6
Other transaction costs	—		3
Transaction and integration costs		28		99
Early redemption of senior secured notes	10		—
Gain on disposition of hotel, land and other	(8)		(33)
Gain on disposition of VRI Americas	—		(17)
Foreign currency translation	1		10
Insurance proceeds	(3)		(5)
Change in indemnification asset	(30)		2
Other	(4)		4
Gains and other income, net		(34)		(39)
Purchase accounting adjustments		6		13
Litigation charges		7		7
Impairment		4		1
Expiration/forfeiture of deposits on pre-acquisition preview packages		—		(6)
Early termination of VRI management contract		—		(2)
Change in estimate relating to pre-acquisition contingencies		—		(5)
Other		—		3
Total Certain items		$11		$71

Segment Adjusted EBITDA
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Vacation Ownership	$173	$299	$(126)	(42%)
Exchange & Third-Party Management	30	39	(9)	(20%)
Segment adjusted EBITDA	203	338	(135)	(40%)
General and administrative	(53)	(54)	1	NM
Adjusted EBITDA	$150	$284	$(134)	(47%)
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Vacation Ownership	$647	$772	$(125)	(16%)
Exchange & Third-Party Management	99	117	(18)	(15%)
Segment adjusted EBITDA	746	889	(143)	(16%)
General and administrative	(171)	(162)	(9)	(6%)
Adjusted EBITDA	$575	$727	$(152)	(21%)
The following tables present segment financial results attributable to common shareholders reconciled to segment Adjusted EBITDA.
Vacation Ownership
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Segment financial results	$149	$270	$(121)	(45%)
Depreciation and amortization	23	23	—	(3%)
Share-based compensation expense	2	2	—	17%
Certain items	(1)	4	(5)	NM
Segment adjusted EBITDA	$173	$299	$(126)	(42%)
The table below details the components of Certain items for the three months ended September 30, 2023 and September 30, 2022.

	Three Months Ended
($ in millions)	September 30, 2023		September 30, 2022
Transaction and integration costs		$—		$2
Purchase accounting adjustments		3		5
Litigation charges		2		2
Impairment		—		1
Foreign currency translation	—		(1)
Insurance proceeds	(1)		—
Change in indemnification asset	(6)		—
Gains and other income, net		(7)		(1)
Expiration/forfeiture of deposits on pre-acquisition preview packages		—		(6)
Change in estimate relating to pre-acquisition contingencies		—		(2)
Other		1		3
Total Certain items		$(1)		$4

2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Segment financial results	$578	$720	$(142)	(20%)
Depreciation and amortization	69	67	2	2%
Share-based compensation expense	6	5	1	24%
Certain items	(6)	(20)	14	NM
Segment adjusted EBITDA	$647	$772	$(125)	(16%)
The table below details the components of Certain items for the nine months ended September 30, 2023 and September 30, 2022.

	Nine Months Ended
($ in millions)	September 30, 2023		September 30, 2022
Transaction and integration costs		$—		3
Purchase accounting adjustments		6		13
Litigation charges		8		7
Impairment		4		1
Gain on disposition of hotel, land and other	(7)		(33)
Insurance proceeds	(3)		(3)
Change in indemnification asset	(9)		—
Other	(4)		—
Gains and other income, net		(23)		(36)
Expiration/forfeiture of deposits on pre-acquisition preview packages		—		(6)
Change in estimate relating to pre-acquisition contingencies		—		(5)
Other		(1)		3
Total Certain items		$(6)		$(20)

Exchange & Third-Party Management
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Segment financial results	$23	$29	$(6)	(22%)
Depreciation and amortization	7	8	(1)	(3%)
Share-based compensation expense	—	1	(1)	(30%)
Certain items	—	1	(1)	NM
Segment adjusted EBITDA	$30	$39	$(9)	(20%)
The table below details the components of Certain items for the three months ended September 30, 2023 and September 30, 2022.

	Three Months Ended
($ in millions)	September 30, 2023		September 30, 2022
Gain on disposition of hotel, land and other	$(1)		$—
Gain on disposition of VRI Americas	—		(1)
Foreign currency translation	—		2
(Gains) losses and other (income) expense, net		(1)		1
Other		1		—
Total Certain items		$—		$1
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Segment financial results	$75	$108	$(33)	(30%)
Depreciation and amortization	23	24	(1)	(2%)
Share-based compensation expense	1	2	(1)	(22%)
Certain items	—	(17)	17	NM
Segment adjusted EBITDA	$99	$117	$(18)	(15%)
The table below details the components of Certain items for the nine months ended September 30, 2023 and September 30, 2022.

	Nine Months Ended
($ in millions)	September 30, 2023		September 30, 2022
Gain on disposition of hotel, land and other	$(1)		$—
Gain on disposition of VRI Americas	—		(17)
Foreign currency translation	—		2
Gains and other income, net		(1)		(15)
Early termination of VRI management contract		—		(2)
Other		1		—
Total Certain items		$—		$(17)

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Sale of vacation ownership products	$319	$444	$1,085	$1,179
Resort management and other services	143	136	425	402
Rental	128	154	404	405
Financing	81	74	239	217
Cost reimbursements	455	374	1,182	1,026
TOTAL REVENUES	1,126	1,182	3,335	3,229
EXPENSES
Cost of vacation ownership products	50	76	174	216
Marketing and sales	202	207	618	603
Resort management and other services	69	64	202	178
Rental	122	130	354	311
Financing	30	5	81	49
Depreciation and amortization	23	23	69	67
Litigation charges	2	2	8	7
Royalty fee	30	28	88	84
Impairment	—	1	4	1
Cost reimbursements	455	374	1,182	1,026
TOTAL EXPENSES	983	910	2,780	2,542
Gains and other income, net	7	1	23	36
Transaction and integration costs	—	(2)	—	(3)
Other	(1)	(1)	—	—
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	149	270	578	720
Net income attributable to noncontrolling interests	—	—	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$149	$270	$578	$720

Sale of Vacation Ownership Products
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	% of Consolidated Contract Sales, Net of Resales	September 30, 2022	% of Consolidated Contract Sales, Net of Resales	Change	% Change
Total consolidated contract sales	$438		$483		$(45)	(9%)
Joint venture contract sales	5		9		(4)	(51%)
Total contract sales	443		492		(49)	(10%)
Less: resales contract sales	(11)		(10)		(1)
Less: joint venture contract sales	(5)		(9)		4
Consolidated contract sales, net of resales	427		473		(46)	(10%)
Plus:
Settlement revenue	12	3%	10	2%	2
Resales revenue	6	1%	5	1%	1
Revenue recognition adjustments:
Reportability	—	—%	54	12%	(54)
Sales reserve	(102)	(24%)	(64)	(14%)	(38)
Other(1)	(24)	(6%)	(34)	(7%)	10
Sale of vacation ownership products	$319	74%	$444	94%	$(125)	(28%)
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Contract sales in the 2023 third quarter declined due to a 7% decrease in VPG and a 3% decrease in tours. The decline in VPG was attributed to the temporary suspension of activity at our sales centers in Maui, due to the wildfires, lower closing efficiencies due to the continued transition associated with the launch of Abound by Marriott Vacations (which commenced in the third quarter of 2022) and the continued integration of the Hyatt and Legacy-Welk business models and sales processes. Though improving, we expect these factors to continue to impact VPG and contract sales for the remainder of 2023.
The favorable revenue reportability in the 2022 third quarter was primarily due to the Contract Alignment which resulted in the prospective acceleration of revenue for Marriott-branded vacation ownership interests of $46 million.
Financing propensity was 64% in the third quarter of 2023, a 530 basis point increase over the third quarter of 2022. We expect to continue offering financing incentive programs throughout the remainder of 2023. The average FICO score of customers for whom a credit score was available, generally U.S. and Canadian residents, who financed a vacation ownership purchase was 729 and 730 for the three months ended September 30, 2023 and September 30, 2022, respectively.
In the third quarter of 2023, we evaluated our vacation ownership notes receivable reserve in light of trends in delinquencies and default rates. As a result, we increased our originated vacation ownership notes receivable reserve by $59 million. We primarily used a historical period of increased defaults as a basis for estimating the increase in our reserve. This additional reserve adjusts our future default rate estimate to reflect current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity.
The 2022 third quarter sales reserve included a $19 million increase attributed to the Reserve Alignment, which was offset by a decrease in the acquired reserve for vacation ownership notes receivable recorded as a reduction of Financing expenses.

2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	% of Consolidated Contract Sales, Net of Resales	September 30, 2022	% of Consolidated Contract Sales, Net of Resales	Change	% Change
Total consolidated contract sales	$1,325		$1,383		$(58)	(4%)
Joint venture contract sales	24		28		(4)	(16%)
Total contract sales	1,349		1,411		(62)	(4%)
Less: resales contract sales	(32)		(30)		(2)
Less: joint venture contract sales	(24)		(28)		4
Consolidated contract sales, net of resales	1,293		1,353		(60)	(4%)
Plus:
Settlement revenue	29	2%	26	2%	3
Resales revenue	18	1%	13	1%	5
Revenue recognition adjustments:
Reportability	5	—%	7	1%	(2)
Sales reserve	(185)	(14%)	(130)	(10%)	(55)
Other(1)	(75)	(6%)	(90)	(7%)	15
Sale of vacation ownership products	$1,085	84%	$1,179	87%	$(94)	(8%)
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
Contract sales in the first three quarters of 2023 declined, despite tour growth of 5%, due to a 9% decrease in VPG. The decline in VPG was attributed to the temporary suspension of activity at our sales centers in Maui, due to the wildfires, lower closing efficiencies due to the continued transition associated with the launch of Abound by Marriott Vacations and the continued integration of the Hyatt and Legacy-Welk business models and sales processes.
Financing propensity was 58% in the first three quarters of 2023, a 390 basis point increase over the first three quarters of 2022. The average FICO score of customers for whom a credit score was available, generally U.S. and Canadian residents, who financed a vacation ownership purchase was 734 and 733 for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The sales reserve in the first three quarters of 2023 increased $78 million in light of trends in delinquencies and default rates in 2023.
The sales reserve in the first three quarters of 2022 included a $19 million increase attributed to the Reserve Alignment, which was offset by a decrease in the acquired reserve for vacation ownership notes receivable recorded as a reduction of Financing expenses.

Development Profit
2023 Third Quarter

	Three Months Ended				Change	% Change
($ in millions)	September 30, 2023	% of Revenue	September 30, 2022	% of Revenue
Sale of vacation ownership products	$319		$444		$(125)	(28%)
Cost of vacation ownership products	(50)	(16%)	(76)	(17%)	26	35%
Marketing and sales	(202)	(64%)	(207)	(47%)	5	2%
Development profit	$67		$161		$(94)	(59%)
Development profit margin	20.7%		36.1%		(15.4 pts)
The decrease in Development profit reflects $43 million from unfavorable revenue reportability primarily attributed to the Contract Alignment, which resulted in the prospective acceleration of $39 million of revenue recognition for Marriott-branded VOI sales in the 2022 third quarter, $24 million from lower contract sales volumes and $35 million related to higher sales reserves, partially offset by $8 million of favorable product cost due mainly to the sale of lower cost inventory. The $35 million of higher sales reserves included $49 million in the third quarter of 2023 ($59 million gross increase in reserve offset by a decrease of $10 million to product cost), partially offset by $14 million from the Reserve alignment in the third quarter of 2022. Development profit margin, excluding the impact of the sales reserve increase of $49 million, was 30.5% in the third quarter of 2023. We expect Development profit margin for the full year to be in line with year-to-date 2023 results.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	% of Revenue	September 30, 2022	% of Revenue	Change	% Change
Sale of vacation ownership products	$1,085		$1,179		$(94)	(8%)
Cost of vacation ownership products	(174)	(16%)	(216)	(18%)	42	20%
Marketing and sales	(618)	(57%)	(603)	(51%)	(15)	(2%)
Development profit	$293		$360		$(67)	(18%)
Development profit margin	27.0%		30.5%		(3.5 pts)
The decrease in Development profit reflects $47 million of lower contract sales volumes, $49 million related to higher sales reserves, and $5 million from unfavorable revenue reportability, partially offset by $28 million of favorable product cost due mainly to the sale of lower cost inventory, and $6 million of favorable product cost true-up activity. Development profit margin, excluding the impact of the $49 million sales reserve increase in the third quarter of 2023, was 29.9% in the first three quarters of 2023.

Resort Management and Other Services Revenues, Expenses and Profit
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Management fee revenues	$44	$41	$3	9%
Ancillary revenues	62	63	(1)	(1%)
Other management and exchange revenues	37	32	5	16%
Resort management and other services revenues	143	136	7	6%
Resort management and other services expenses	(69)	(64)	(5)	(8%)
Resort management and other services profit	$74	$72	$2	3%
Resort management and other services profit margin	52.0%	53.2%	(1.2 pts)
Resort occupancy (1)	86.1%	88.9%	(2.8 pts)

(1)Resort occupancy represents all transient, previews, and owner keys divided by total keys available, net of keys out of service.
The increase in Resort management and other services revenues reflects higher club dues of $4 million, higher management fees and $1 million of higher refurbishment project revenues, partially offset by lower ancillary revenues.
The $5 million increase in Resort management and other services expenses reflects an increase in ancillary expenses of $2 million due to inflation and foreign currency exchange rate changes in Mexico, and an increase in customer services and exchange company expenses of $3 million due to incremental headcount, wages, benefits, and other operating cost increases.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Management fee revenues	$134	$124	$10	8%
Ancillary revenues	193	183	10	5%
Other management and exchange revenues	98	95	3	4%
Resort management and other services revenues	425	402	23	6%
Resort management and other services expenses	(202)	(178)	(24)	(14%)
Resort management and other services profit	$223	$224	$(1)	—%
Resort management and other services profit margin	52.5%	55.8%	(3.3 pts)
Resort occupancy (1)	87.9%	89.0%	(1.1 pts)

(1)Resort occupancy represents all transient, previews, and owner keys divided by total keys available, net of keys out of service.
The increase in Resort management and other services revenues reflects higher ancillary revenues, including revenues from food and beverage and golf offerings (as a result of an 8% increase in revenue per occupied key, partially offset by a 2% decrease in occupied keys at resorts with ancillary businesses) and higher management fees and commissions from third-party vacation and other offerings. The decline in occupied keys at resorts with ancillary businesses was primarily in Maui due to the wildfires.
The increase in Resort management and other services expenses reflects an increase in ancillary expenses of $15 million due to increased volumes sold, inflation and foreign currency exchange rate changes in Mexico, and an increase in customer services and exchange company expenses of $9 million due to incremental headcount, wages, benefits, and other operating cost increases.

Rental Revenues, Expenses and Profit
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Rental revenues	$128	$154	$(26)	(17%)
Rental expenses	(122)	(130)	8	6%
Rental profit	$6	$24	$(18)	(73%)
Rental profit margin	5.1%	15.9%	(10.8 pts)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Transient keys rented(1)	509,057	509,621	(564)	—%
Average transient rate	$256	$267	$(12)	(4%)
Rental occupancy(2)	64.3%	69.2%	(4.9 pts)
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Rental profit for transient keys, including plus points and excluding keys from owned hotels, declined due to an $11 million increase in unsold maintenance fees associated with developer owned inventory, $9 million of decreased profit due largely to the Maui wildfires and declining average daily rates, offset by the continued rebound of the Asia Pacific region and $5 million of higher operating costs. These decreases were partially offset by $8 million of higher plus points revenue. In addition to these variances, there was a $25 million higher net down of rental revenues and expense in the 2023 third quarter associated with unsold VOIs that are registered and held for sale.
Rental profit for our owned hotels in the third quarter of 2023 decreased $1 million compared to the third quarter of 2022.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Rental revenues	$404	$405	$(1)	—%
Rental expenses	(354)	(311)	(43)	(14%)
Rental profit	$50	$94	$(44)	(47%)
Rental profit margin	12.3%	23.2%	(10.9 pts)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Transient keys rented(1)	1,605,926	1,626,294	(20,368)	(1%)
Average transient key rate	$269	$268	$1	—%
Rental occupancy(2)	68.5%	70.3%	(1.8 pts)
(1)Transient keys rented exclude those occupied through the use of plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Rental profit for transient keys, including plus points and excluding keys from owned hotels, declined by $40 million due to a $34 million increase in unsold maintenance fees associated with developer owned inventory, $10 million of increased costs associated with higher owner utilization of third-party vacation and other offerings, $12 million of decreased profit due to lower demand, the Maui wildfires and an unfavorable change in the mix of keys available to rent, and $3 million of higher other costs. These decreases were partially offset by $16 million of higher plus points revenue and a $3 million reduction of rental costs associated with occupancy used for marketing and sales activities. In addition to these variances, there was a $2 million lower net down of rental revenues and expense in the first three quarters of 2023 associated with unsold VOIs that are registered and held for sale.
Rental profit for our owned hotels decreased by $4 million, or 30%, attributed to the disposition of our Puerto Vallarta hotel in 2022 and Branson hotel in 2023.
Financing Revenues, Expenses and Profit
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Financing revenues	$81	$74	$7	10%
Financing expenses	(11)	9	(20)	NM
Consumer financing interest expense	(19)	(14)	(5)	(36%)
Financing profit	$51	$69	$(18)	(26%)
Financing profit margin	63.7%	94.5%	(30.8 pts)
Financing propensity	64.0%	58.7%
Financing revenues reflect $8 million of higher interest income as a result of a higher average notes receivable balance partially offset by $1 million of higher plus point financing incentive costs. The higher average notes receivable balance was the result of new loan originations in excess of the repayment of existing vacation ownership notes receivable, which we expect to continue. As part of our Reserve Alignment for Marriott-, Westin- and Sheraton-branded vacation ownership notes receivable, in the third quarter of 2022, we recorded a $19 million reduction in our estimated reserve for acquired vacation ownership notes receivable as a decrease in Financing expenses. Excluding this difference, Financing expenses increased $1 million due to higher operating costs.
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
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Financing revenues	239	217	22	10%
Financing expenses	(26)	(10)	(16)	NM
Consumer financing interest expense	(55)	(39)	(16)	(41%)
Financing profit	$158	$168	$(10)	(6%)
Financing profit margin	66.2%	77.7%	(11.5 pts)
Financing propensity	58.2%	54.3%
Financing revenues reflect $24 million of higher interest income as a result of a higher average notes receivable balance partially offset by $2 million of higher plus point financing incentive costs. The higher average notes receivable balance was the result of new loan originations in excess of the repayment of existing vacation ownership notes receivable, which we expect will continue. Excluding the change in our estimated reserve for acquired vacation ownership notes receivable, Financing expenses were in line with prior year. In 2023, we recorded a $3 million reduction to our reserve for acquired vacation ownership notes receivable compared to a $19 million reduction in the comparable reserve in 2022.

Royalty Fee
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Royalty fee	$30	$28	$2	5%
Royalty fee expense increased in the third quarter of 2023 due to an increase of $2 million in the volume of closings on Marriott-branded products.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Royalty fee	$88	$84	$4	4%
Royalty fee expense increased in the first three quarters of 2023 due to an increase in the volume of closings on Marriott-branded products ($2 million) and increased variable royalty fees paid to Hyatt, which commenced in the fourth quarter of 2022 ($2 million).
Gains and Other Income
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Gains and other income, net	$7	$1	$6	NM
During the third quarter of 2023, we recorded a $6 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition and $1 million related to the receipt of insurance proceeds related to property damage from the 2017 hurricanes.
During the third quarter of 2022, we recorded a $1 million gain from foreign currency translation.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Gains and other income, net	$23	$36	$(13)	(36%)
During the first three quarters of 2023, we recorded $7 million of gains on the disposition of excess real estate, a $4 million gain associated with the earn out of additional proceeds from the 2019 disposition of a land parcel in Cancun, Mexico, a $9 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, $2 million related to the receipt of business interruption insurance proceeds, and $1 million related to the receipt of insurance proceeds related to property damage from the 2017 hurricanes.
During the first three quarters of 2022, we recorded gains and other income of $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico and $3 million related to the receipt of business interruption insurance proceeds.

Exchange & Third-Party Management

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Management and exchange	$50	$55	$157	$177
Rental	10	11	31	33
Cost reimbursements	4	5	12	19
TOTAL REVENUES	64	71	200	229
EXPENSES
Management and exchange	31	28	91	93
Depreciation and amortization	7	8	23	24
Cost reimbursements	4	5	12	19
TOTAL EXPENSES	42	41	126	136
Gains (losses) and other income (expense), net	1	(1)	1	15
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23	$29	$75	$108
Management and Exchange Profit
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Management and exchange revenue	$50	$55	$(5)	(7%)
Management and exchange expense	(31)	(28)	(3)	(9%)
Management and exchange profit	$19	$27	$(8)	(25%)
Management and exchange profit margin	38.9%	48.1%	(9.2 pts)
The decrease in management and exchange revenue reflects a $3 million decline in Aqua-Aston management revenues resulting from lower revenue per available room in the Hawaii market and the wildfires in Maui. Interval International management and exchange revenues declined $2 million primarily attributed to 5% lower transaction volume, partially offset by a 1% increase in average revenue per member.
The decrease in management and exchange profit was primarily attributed to higher marketing and sales expense, higher information technology costs and higher wages and benefits and lower revenues.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Management and exchange revenue	$157	$177	$(20)	(11%)
Management and exchange expense	(91)	(93)	2	3%
Management and exchange profit	$66	$84	$(18)	(20%)
Management and exchange profit margin	42.3%	47.3%	(5.0 pts)
Excluding the $12 million decrease attributed to the disposition of our VRI Americas business during the second quarter of 2022, management and exchange revenue decreased $8 million or 4%. Aqua-Aston management revenue declined $3 million as a result of the wildfires in Maui and higher property level expenses adversely impacting management fees. Interval International management and exchange revenues declined $5 million, primarily attributed to lower membership fees and transaction revenues. Interval International transaction volume declined 6% and average revenue per member decreased 1% compared to the prior year comparable period.
Excluding the impact of the disposition of VRI Americas, management and exchange profit decreased by $14 million or 15% in the first three quarters of 2023, primarily attributed to higher information technology costs and higher wages and benefits and lower revenues.

Rental Revenues
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Rental revenues	$10	$11	$(1)	(7%)
Results reflect higher rental inventory procurement costs, which are recorded net within Rental revenues.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Rental revenues	$31	$33	$(2)	(5%)
Results reflect higher rental inventory procurement costs, which are recorded net within Rental revenues.
Gains (Losses) and Other Income (Expense)
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Gains (losses) and other income (expense), net	$1	$(1)	$2	NM
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Gains and other income, net	$1	$15	$(14)	NM
During the first three quarters of 2022, we recorded a $17 million gain related to the sale of our VRI Americas business, partially offset by $2 million of foreign currency translation losses. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Resort management and other services	$12	$7	$29	$44
Cost reimbursements	(16)	(8)	(31)	(34)
TOTAL REVENUES	(4)	(1)	(2)	10
EXPENSES
Resort management and other services	15	9	39	59
Rental	(3)	(4)	(10)	(17)
General and administrative	57	62	189	187
Depreciation and amortization	3	2	7	7
Litigation charges	—	—	(1)	—
Cost reimbursements	(16)	(8)	(31)	(34)
TOTAL EXPENSES	56	61	193	202
(Losses) gains and other (expense) income, net	(5)	(2)	10	(12)
Interest expense, net	(36)	(34)	(106)	(91)
Transaction and integration costs	(5)	(32)	(28)	(96)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(106)	(130)	(319)	(391)
Provision for income taxes	(24)	(59)	(115)	(134)
Net income attributable to noncontrolling interests	—	(1)	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(130)	$(190)	$(434)	$(525)
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Resort management and other services	$12	$6	$29	$42
Cost reimbursements	(16)	(8)	(31)	(34)
TOTAL REVENUES	(4)	(2)	(2)	8
EXPENSES
Resort management and other services	15	9	39	59
Rental	(3)	(4)	(10)	(17)
Cost reimbursements	(16)	(8)	(31)	(34)
TOTAL EXPENSES	(4)	(3)	(2)	8
Losses and other expense, net	—	—	—	(3)
Interest expense, net	—	—	1	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	—	1	1	(3)
Provision for income taxes	(1)	—	(1)	—
Net income attributable to noncontrolling interests	—	(1)	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1)	$—	$—	$(3)

General and Administrative
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
General and administrative	$57	$62	$(5)	(7%)
The change in General and administrative expenses is due to $17 million of lower variable compensation expense and $4 million of higher allocations of expenses to operations, offset by $9 million of incremental costs primarily related to compliance activities and new product development initiatives, $5 million of higher costs related to the implementation of technology, and a $2 million increase in wages and benefits.
We expect General and administrative expenses for the remainder of 2023 to increase due the continued impact of increased wages and additional investment in upgrading, maintaining, and implementing technology, including the continued transition to software as a service, which are recorded as a component of General and administrative expense as opposed to Depreciation expense.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
General and administrative	$189	$187	$2	1%
General and administrative expenses increased due to $20 million of costs related to the implementation of technology associated with the integration of Legacy-ILG, $15 million of incremental costs primarily related to compliance activities and new product development initiatives, $8 million of increased wages and benefits, a $3 million increase in insurance expense, and $2 million of other miscellaneous expenses, partially offset by a $40 million decrease in variable compensation expense and $6 million of higher allocations of general and administrative expenses to operations.
Gains (Losses) and Other Income (Expense)
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Losses and other expense, net	$(5)	$(2)	$(3)	NM
In the third quarter of 2023, we recorded $5 million of foreign currency translation losses.
In the third quarter of 2022, we recorded $2 million of foreign currency translation losses and $1 million of miscellaneous losses and other expense, partially offset by $1 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International for indemnified tax matters.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Gains (losses) and other income (expense), net	$10	$(12)	$22	NM
In the first three quarters of 2023, we recorded a $21 million increase in our receivable from Marriott International for indemnified income tax matters (the offsetting accrual is included in the Provision for income taxes line), partially offset by a $10 million expense attributed to the redemption premium and write-off of unamortized debt issuance costs in connection with the early redemption of our senior secured notes, and $1 million of foreign currency translation losses.
In the first three quarters of 2022, we recorded $8 million of foreign currency translation losses, $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations, $2 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International for indemnified tax matters, and $1 million of miscellaneous losses and other expense, partially offset by $2 million of proceeds from corporate owned life insurance.

Interest Expense
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Interest expense, net	$(36)	$(34)	$(2)	(4%)
The increase in Interest expense, net is attributed to $5 million associated with higher borrowings and higher variable interest rates on both the Warehouse Credit Facility and the Revolving Corporate Credit Facility, $2 million of higher variable interest expense on the Term Loan, and $2 million of interest expense related to leased assets. This was partially offset by $4 million of lower interest expense associated with the early redemption of our senior secured notes, $1 million of lower interest expense associated with our convertible notes, $1 million of lower other interest expense and $1 million of interest income.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Interest expense, net	$(106)	$(91)	$(15)	(15%)
The increase in Interest expense, net is attributed to $14 million associated with higher borrowings and higher variable interest rates on both the Warehouse Credit Facility and the Revolving Corporate Credit Facility, $7 million of higher interest expense associated with our 2027 Convertible Notes issued in December 2022, $8 million of higher variable interest expense on the Term Loan, and $5 million of interest expense related to leased assets. This was partially offset by $12 million of lower interest expense associated with the early redemption of our senior secured notes, $3 million of lower interest on non-income tax related items, $3 million of higher interest income, and $1 million of lower other interest expense.
Income Tax
2023 Third Quarter

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Provision for income taxes	$(24)	$(59)	$35	59%
Our effective tax rate was 36.1% and 34.7% for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase in the effective tax rate is predominately attributable to a decrease in Income before income taxes and noncontrolling interests from 2022 to 2023 without a proportional decrease to non-deductible tax expenses, in addition to a net decrease in the tax expense for foreign uncertain tax benefits in 2023.
2023 First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	Change	% Change
Provision for income taxes	$(115)	$(134)	$19	14%
Our interim effective tax rate was 34.3% and 30.6% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase in the effective tax rate is predominately attributable to a decrease in Income before income taxes and noncontrolling interests from 2022 to 2023 without a proportional decrease to non-deductible tax expenses, partially offset by a net increase in the tax expense for foreign uncertain tax benefits in 2023.

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
Our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.5 at September 30, 2023. We have no material maturities of corporate debt until 2025.
At the end of the third quarter of 2023, the interest rate applicable to approximately 80% of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was effectively fixed. The weighted average interest rate of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was 3.9% as of September 30, 2023.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2023, and as of September 30, 2023, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued almost $8.5 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During the second quarter of 2023, we amended certain agreements associated with our Warehouse Credit Facility, which increased the borrowing capacity of the existing facility from $425 million to $500 million and extended the revolving period from July 28, 2024 to May 31, 2025. At September 30, 2023, we had $345 million of borrowings outstanding on our Warehouse Credit Facility.
As of September 30, 2023, $70 million of gross vacation ownership notes receivable were eligible for securitization.

Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At September 30, 2023, $90 million of borrowings were outstanding on our Revolving Corporate Credit Facility, and $1 million of letters of credit were outstanding.
Redemption of Senior Secured Notes
During the first quarter of 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in the fourth quarter of 2022 and the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $10 million, including a redemption premium and the write-off of unamortized debt issuance costs, which were recorded in Gains (losses) and other income (expense), net on our Income Statement for the nine months ended September 30, 2023.
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
Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occur in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points-based products, and in the first quarter for our weeks-based products. In addition, during the first quarter of each year, we generally have significant variable compensation-related cash outflows associated with payment of annual bonuses.
Operations
In addition to net income or loss and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022
Inventory spending	$(56)	$(108)
Purchase of property for future transfer to inventory	(27)	(12)
Inventory costs	137	183
Inventory spending less than cost of sales	$54	$63
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
Our spending for real estate inventory in the first three quarters of 2023 was lower than cost of sales and was primarily related to purchases under our VOI repurchase programs. Purchase of property for future transfer to inventory included the acquisition of property in Savannah, Georgia and Charleston, South Carolina in 2023 (see Footnote 3 “Acquisitions and Dispositions”). We expect inventory spending to be less than cost of sales for 2023.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022
Vacation ownership notes receivable collections — non-securitized	$119	$91
Vacation ownership notes receivable collections — securitized	342	378
Vacation ownership notes receivable originations	(749)	(728)
Vacation ownership notes receivable collections less than originations	$(288)	$(259)
Vacation ownership notes receivable collections were less than originations in each of the first three quarters of 2023 and 2022 due to the growth of the average vacation ownership notes receivable pool attributed to sales of VOIs.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the first three quarters of 2023	1,936,855	248	128.03
As of September 30, 2023	24,710,073	$2,367	$95.80
See Footnote 13 “Shareholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Shareholders
We distributed cash dividends to holders of common stock during the first three quarters of 2023 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
December 1, 2022	December 22, 2022	January 5, 2023	$0.72
February 16, 2023	March 2, 2023	March 16, 2023	$0.72
May 11, 2023	May 25, 2023	June 8, 2023	$0.72
We declared cash dividends to holders of our common stock during the third quarter of 2023, and distributed such cash dividends subsequent to the end of the third quarter of 2023 as follows:

Declaration Date	Shareholder Record Date	Distribution Date	Dividend per Share
September 7, 2023	September 21, 2023	October 5, 2023	$0.72
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

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of September 30, 2023:

		Payments Due by Period
($ in millions)	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Contractual Obligations
Debt(1)	$3,275	$33	$118	$882	$635	$723	$884
Securitized debt(1)(2)	2,484	68	270	267	541	218	1,120
Purchase obligations(3)	453	37	181	132	70	17	16
Operating lease obligations(4)	130	7	24	22	20	13	44
Finance lease obligations(4)(5)	528	4	17	15	13	12	467
Other long-term obligations	11	4	3	2	—	1	1
	$6,881	$153	$613	$1,320	$1,279	$984	$2,532
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
The following tables present consolidating financial information as of September 30, 2023 and December 31, 2022, and for the nine months ended September 30, 2023 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.

Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$679	$2,077	$808	$(31)	$3,533
Expenses	(15)	(809)	(1,834)	(572)	31	(3,199)
Benefit from (provision for) income taxes	4	27	(76)	(70)	—	(115)
Equity in net income (loss) of subsidiaries	230	350	—	—	(580)	—
Net income (loss)	219	247	167	166	(580)	219
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$219	$247	$167	$166	$(580)	$219
Condensed Consolidating Balance Sheet

	As of September 30, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$46	$101	$118	$—	$265
Restricted cash	—	27	63	148	—	238
Accounts and contracts receivable, net	13	115	72	97	1	298
Vacation ownership notes receivable, net	—	97	191	2,003	—	2,291
Inventory	—	207	323	112	—	642
Property and equipment, net	—	264	733	253	—	1,250
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	837	31	—	868
Investments in subsidiaries	3,463	3,985	—	—	(7,448)	—
Other	125	116	226	121	(104)	484
Total assets	$3,601	$4,857	$5,663	$2,883	$(7,551)	$9,453

Accounts payable	$51	$38	$77	$72	$—	$238
Advance deposits	—	67	85	17	—	169
Accrued liabilities	12	79	160	108	—	359
Deferred revenue	—	9	171	198	(7)	371
Payroll and benefits liability	—	102	65	26	—	193
Deferred compensation liability	—	118	35	3	—	156
Securitized debt, net	—	—	—	2,048	(22)	2,026
Debt, net	1,130	1,720	176	5	—	3,031
Other	—	1	147	17	—	165
Deferred taxes	—	124	281	4	(74)	335
MVW shareholders' equity	2,408	2,599	4,466	383	(7,448)	2,408
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,601	$4,857	$5,663	$2,883	$(7,551)	$9,453

	As of December 31, 2022
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$150	$119	$89	$166	$—	$524
Restricted cash	—	25	145	160	—	330
Accounts and contracts receivable, net	10	120	116	73	(27)	292
Vacation ownership notes receivable, net	—	132	195	1,871	—	2,198
Inventory	—	204	375	81	—	660
Property and equipment, net	—	202	659	278	—	1,139
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	880	31	—	911
Investments in subsidiaries	3,417	4,076	—	—	(7,493)	—
Other	106	129	228	78	(73)	468
Total assets	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639

Accounts payable	$60	$45	$166	$85	$—	$356
Advance deposits	—	63	79	16	—	158
Accrued liabilities	2	75	193	121	(22)	369
Deferred revenue	—	9	169	172	(6)	344
Payroll and benefits liability	—	139	86	26	—	251
Deferred compensation liability	—	110	27	2	—	139
Securitized debt, net	—	—	—	1,961	(23)	1,938
Debt, net	1,125	1,876	76	11	—	3,088
Other	—	1	148	18	—	167
Deferred taxes	—	89	291	—	(49)	331
MVW shareholders' equity	2,496	2,600	4,569	324	(7,493)	2,496
Noncontrolling interests	—	—	—	2	—	2
Total liabilities and equity	$3,683	$5,007	$5,804	$2,738	$(7,593)	$9,639
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
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps (certain of which expired in September 2023 and the remaining swaps will expire in April 2024) that fix a portion of our variable-rate debt. At September 30, 2023, after considering the impact of interest rate swap agreements and excluding finance leases, the interest rate applicable to approximately 80% of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 20% (approximately $574 million) is variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of September 30, 2023 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2023	2024	2025	2026	2027	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.2%	$10	$50	$37	$37	$36	$236	$406	$408
Vacation ownership notes receivable — securitized	13.3%	$42	$174	$177	$182	$185	$1,125	$1,885	$1,947
Contracts receivable for financed VOI sales, net	13.3%	$2	$3	$3	$3	$3	$21	$35	$35
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.3%	$(46)	$(188)	$(191)	$(482)	$(176)	$(965)	$(2,048)	$(1,937)
Term Loan	7.2%	$—	$—	$(784)	$—	$—	$—	$(784)	$(782)
Revolving Corporate Credit Facility	7.2%	$—	$—	$—	$—	$(90)	$—	$(90)	$(90)
Senior notes
2028 Notes	4.8%	$—	$—	$—	$—	$—	$(350)	$(350)	$(306)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(419)
2026 Convertible Notes	—%	$—	$—	$—	$(575)	$—	$—	$(575)	$(508)
2027 Convertible Notes	3.3%	$—	$—	$—	$—	$(575)	$—	$(575)	$(496)
Non-interest bearing note payable	—%	$—	$(4)	$—	$—	$—	$—	$(4)	$(4)
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2023 – July 31, 2023	—	$—	—	$560,680,772
August 1, 2023 – August 31, 2023	440,300	$111.70	440,300	$511,501,091
September 1, 2023 – September 30, 2023	353,000	$101.27	353,000	$475,753,637
Total	793,300	$107.06	793,300	$475,753,637
(1)On September 13, 2021, our Board of Directors authorized a share repurchase program under which we were authorized to purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. On February 22, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock and extended the term of our share repurchase program to March 31, 2023. On August 1, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of our common stock and extended the term of our share repurchase program to June 30, 2023. On May 11, 2023, we announced that our Board of Directors increased the remaining authorization to authorize purchases of up to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024.
(2)The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. See Footnote 13 “Shareholders' Equity” to our Financial Statements for further information. All dollar amounts presented exclude such excise tax, as applicable.
Item 5.    Other Information
(c) Trading Plans
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report on Form 10-Q, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub, Inc., and Volt Merger Sub LLC*		8-K	2.1	5/1/2018
2.2	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.4	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.5	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.6	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.7	Indenture, dated as of May 13, 2020, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent		8-K	4.1	5/15/2020
4.8	Form of 6.125% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.7)		8-K	4.1	5/15/2020
4.9	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.10	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.1	2/3/2021
4.11	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.12	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	6/22/2021

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.13	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.14	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.13 above)		8-K	4.2	12/8/2022
4.15	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-Q	10.1	05/5/2023
10.2	Amendment No. 2 to Credit Agreement dated as of April 27, 2023, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent		10-Q	10.2	08/4/2023
10.3	Form of Non-Employee Director Share Award Confirmation*		10-Q	10.3	08/4/2023
10.4	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-Q	10.4	08/4/2023
10.5	Form of Director Stock Unit Agreement*		10-Q	10.5	08/4/2023
10.6	Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-Q	22.1	08/4/2023
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	November 3, 2023	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer