Form 10-K
period 2023-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2024-02-27
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35219

Marriott Vacations Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware			45-2598330
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
7812 Palm Parkway	Orlando	FL	32836
(Address of principal executive offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code (407) 206-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	VAC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2023, was $4,420,874,607. There were 35,179,815 shares of common stock outstanding as of February 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Additionally, throughout this Annual Report, we refer to brands that we own, as well as those brands that we license, as our brands. All brand names, trademarks, trade names, and service marks cited in this Annual Report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report may appear without the ® or TM symbols, however such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.
Brand names, trademarks, trade names, and service marks that we own or license from Marriott International, Inc. or its affiliates (“Marriott International”) include Marriott Vacation Club®, Marriott Vacation Club Destinations®, Abound by Marriott VacationsTM, Marriott Vacation Club Pulse®, Marriott Grand Residence Club®, Grand Residences by Marriott®, The Ritz-Carlton Club®, Westin®, Sheraton®, and (to a limited extent) St. Regis® and The Luxury Collection®. Marriott International’s affiliates include Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) and The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”). We also refer to Marriott International’s Marriott Bonvoy® customer loyalty program as “Marriott Bonvoy.”
Brand names, trademarks, trade names, and service marks that we own or license from a subsidiary of Hyatt Hotels Corporation (“Hyatt”) include Hyatt Vacation Ownership and Hyatt Vacation Club®. The Hyatt Vacation Ownership business refers to our group of businesses using the Hyatt® brand in the vacation ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt. We also refer to Hyatt’s World of Hyatt® customer loyalty program as “World of Hyatt.”
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brand that we acquired from Welk as “Legacy-Welk.” The Financial Statements in this Annual Report for fiscal year 2021 include Welk’s results of operations for the last three quarters of 2021. During 2023, we rebranded all Legacy-Welk resorts as Hyatt Vacation Club resorts.
In 2018, we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to the business and brands that we acquired in the ILG Acquisition as “Legacy-ILG.” We refer to the business we conducted prior to the ILG Acquisition and the associated brands as “Legacy-MVW.” The businesses acquired from ILG that we currently operate as part of our Vacation Ownership business include Vistana Signature Experiences® (“Vistana”), which includes vacation ownership products branded as Sheraton or Westin, and Hyatt Vacation Ownership. The businesses acquired from ILG that we currently operate as part of our Exchange & Third-Party Management business include Interval International® and Aqua-Aston Hospitality® (“Aqua-Aston”). As part of the ILG Acquisition, we also acquired the Vacation Resorts International (“VRI”) and Trading Places International (“TPI”) businesses (together, the “VRI Americas” business). We disposed of VRI Americas during the second quarter of 2022, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale.
By referring to our corporate website, www.marriottvacationsworldwide.com, or any other website, we do not incorporate any such website or its contents in this Annual Report.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
We make forward-looking statements throughout this Annual Report, including in, among others, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations, financial condition, leverage, liquidity, returns on investments, margins including financing profit and development profit margins; dividend payments; business strategies, such as our plans to continue to focus on sales of vacation ownership products to first-time buyers and our expectations that we will continue to offer financing incentives; our expectations regarding our use of new marketing channels, including digital and social media marketing; financing plans; our competitive position; our plans to pursue growth opportunities; potential operating performance, including our expectations regarding contract sales, resort management, and resort occupancies; our expectation that consumer financing interest expense will remain elevated; our expectation that general and administrative expenses will continue to increase; our expectation that inventory spending will be less than our cost of sales in 2024 and the impact of inventory repurchases; our expectations regarding proceeds from subleasing our legacy headquarters; indemnification; taxes; effectiveness of hedges; dilution related to convertible notes; customer satisfaction and our ability to leverage it; our ability to securitize consumer loans; the effects of competition; and the pace of originations of vacation ownership notes receivable compared to payoffs. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: a future health crisis and responses to a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technology; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui wildfires; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Gaza and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs; political or social strife; and other matters referred to under the heading “Risk Factors” contained in this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. You should not put undue reliance on any forward-looking statements in this Annual Report. We do not have any intention or obligation to update forward-looking statements after the date of this Annual Report, except as required by law.
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
We are a global leader in vacation ownership with some of the most iconic brands in the industry. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We also have a license to use the St. Regis brand for specified fractional ownership products. In addition, during 2023, we rebranded all Legacy-Welk resorts as Hyatt Vacation Club resorts. Interval International is our high-quality membership brand that serves as the gateway to vacation experiences around the world, including access to its affiliated resorts. Our Aqua-Aston business provides management services for resorts, hotels, and other third-party vacation property owners.
Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.

	2023
($ in millions)	Segment Revenue	% of Segment Revenue
Vacation Ownership	$4,468	94%
Exchange & Third-Party Management	262	6%
Total Segment Revenue	$4,730	100%
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
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2022, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing more than 200,000 units. According to ARDA, sales in the U.S. market were approximately $10.5 billion in 2022. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.
License Agreements and Intellectual Property
We have a long-term license agreement with Marriott International under which we are granted the exclusive right, for the term of the license agreement, to use certain Marriott, Sheraton, and Westin marks and intellectual property in our vacation ownership business and to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business. Under the license agreement, we also have the right to use the St. Regis brand for specified fractional ownership products. We also have a long-term license agreement with The Ritz-Carlton Hotel Company, a subsidiary of Marriott International, under which we are granted the exclusive right, for the term of the license agreement, to use certain Ritz-Carlton marks and intellectual property in our vacation ownership business and the nonexclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.
We have a long-term license agreement with Hyatt under which we are granted the exclusive right, for the term of the license agreement, to use certain Hyatt marks and intellectual property in connection with our Hyatt Vacation Ownership business.
We operate in a highly competitive industry and our brand names, trademarks, trade names, and service marks are very important to the marketing and sales of our products and services. We believe that our licensed brand names and other intellectual property represent high standards of quality, caring, service and value to our customers and the traveling public. We register and protect our intellectual property where we deem appropriate and otherwise seek to protect against its unauthorized use.
Licensor Customer Loyalty Programs
Under our affiliation agreements with Marriott International and its affiliates, our owners who are Marriott Bonvoy members generally have the ability to redeem their vacation ownership usage rights to access participating Marriott-, Sheraton-, and Westin-branded properties or other products and services offered through the Marriott Bonvoy program.
Through our relationship with Hyatt, our owners who are members of the World of Hyatt customer loyalty program generally have the ability to redeem their vacation ownership usage rights to access participating Hyatt-branded properties or other products and services offered through the World of Hyatt program.

Business Strategy
Our strategic goal is to strengthen our leadership position in the vacation industry by further enhancing the vacation experience to help our members and owners live their lives to the fullest. Our core strategies are as follows:
Drive profitable revenue growth
We intend to leverage our trusted hospitality brands and membership programs to continue to attract new owners and members, and to drive growth in vacation ownership sales, by adding desirable new destinations to our systems with new on-site sales locations. We expect to continue to generate growth through our integrated platform that provides exclusive access to the world-class loyalty programs of Marriott International and Hyatt. We will also continue to focus on our approximately 700,000 owner families around the world. We are concentrating on growing our tour flow cost effectively as we seek to grow first-time buyer tours through our strategy that emphasizes new sales locations and new marketing channels, including digital and social media marketing. We also leverage virtual sales presentations as a growing part of our sales process.
We also plan to grow our recurring revenues which tend to be less capital intensive than sales of VOIs. Our recurring revenues include management of resorts and owners’ associations, financing revenues, and membership, club and other revenues in both our Vacation Ownership and Exchange & Third-Party Management segments. These revenues generally grow as we add new resorts and are more predictable due to the relatively fixed nature of resort operating expenses and, in the case of management and exchange revenues, contractual agreements that typically span many years and often renew automatically. Financing revenues are generally relatively stable as the majority of these revenues generated in any given year come from prior year note originations.
We seek to continuously evolve and expand our core product offerings, as demonstrated by the launch of the Marriott Vacation Club Destinations points product in 2010 and Abound by Marriott Vacations program in 2022, and through the integration of the Legacy-Welk and Hyatt businesses in 2023. Additionally, we intend to drive revenue growth in part by targeting a wider array of vacationers through new membership programs and products in adjacent market spaces.
Maximize cash flow by selectively pursuing capital efficient vacation ownership deal structures and business models
Through the use of our points-based products, we are able to more closely align inventory investment with sales pace, thereby generating strong cash flows over time. Limiting the amount of completed inventory on hand and pursuing capital efficient vacation ownership inventory arrangements enable us to reduce the maintenance fees that we pay on unsold inventory and improve returns on invested capital and liquidity. In addition, we reacquire previously sold VOIs at lower costs than would be required to develop new inventory, which increases margins on our sales of VOIs. Our business model is designed to deliver steady, consistent cash flow, which is driven in part by our “asset-light” capital efficient framework as we expect to maintain an attractive leverage profile. We believe our access to capital markets and credit facilities will enable us to maintain an attractive leverage profile and level of liquidity that provides financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning excess capital to stockholders.
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
Focus on the satisfaction of our owners, members, and guests as well as the engagement of our associates
We provide high-quality vacation experiences to our owners, members, and guests around the world and we believe that maintaining a high level of engagement across all of our customer groups is key to our success. We intend to maintain and improve owner, member, and guest satisfaction with our products and services, which drives incremental sales as customers choose to spend more time at our resorts. Because our owners, members, and guests are our most cost-effective vacation ownership sales channels, we intend to continue to leverage our strong customer satisfaction to drive higher margin sales volumes. We seek to continue delivering operational excellence while remaining focused on core customer expectations, which we believe will drive growth and efficiency. We continue to strive to improve the experience of our owners, members, and customers through multiple avenues, from self-service tools to streamlining our business processes through technology.
From our earliest days, we have sought to create an inclusive culture that emphasizes warm and welcoming customer service and authentic care for our associates. We believe these characteristics give meaning to our vision of helping our customers and associates live their lives to the fullest. Our core belief is that developing and retaining top talent will foster an innovative culture and strengthen our leadership pipeline, while enabling business growth. We believe our caring culture unites our associates across a wide range of backgrounds, geographies and experiences. It is this very inclusivity and diversity that make us “Better Together” and that has allowed us to grow and prosper over the years.
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
Competitive Strengths
A leading global vacation ownership and exchange company
We are one of the world’s largest vacation ownership companies, based on number of owners, members, and resorts and revenues. Since becoming a standalone public company in 2011, our vacation ownership business has grown substantially, from 64 vacation ownership resorts and approximately 420,000 owners to approximately 120 vacation ownership resorts and approximately 700,000 owner families as of December 31, 2023. Our exchange network and membership programs are comprised of more than 3,200 affiliated resorts and approximately 1.6 million members, and we also provide management services to 25 other resorts and lodging properties, as of the end of 2023. We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales, exchange and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners, members, and guests with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain favorable financing terms from lenders, achieve operational cost savings from our increased scale, and attract talented management and associates. In the exchange arena, Interval International’s high-quality membership program, the Interval Network, serves as the gateway to premium vacation experiences. Our Interval Network includes members and resorts from our Marriott, Westin, Sheraton and Hyatt products, as well as other high quality branded and independent resorts, that can attract developers and owners’ associations to affiliate with the network and provide exchange opportunities for their owners.
The breadth and depth of our operations enable us to offer a variety of products and to continue to evolve our products to address the changing needs and preferences of our existing and future customers. For example, the wide range of vacation experiences we offer includes not only traditional resort experiences but also urban experiences at our Marriott Vacation Club Pulse locations, which are unique properties that embrace the spirit and culture of their urban locations.
Premier global brands with access to expansive customer bases
We believe that each of our owned or licensed brands — from Marriott Vacation Club to Hyatt Vacation Club, from Interval International to Aqua-Aston, from Sheraton Vacation Club to Westin Vacation Club — is a highly respected and widely trusted leader in the travel and hospitality industry. We are creating distinct lanes for our brands to grow within. This careful segmentation is designed to allow each of our brands to reach its full potential, while also giving us diverse paths to growth. Each brand has a unique history and heritage that has enriched our Company immeasurably and that we are building upon to better serve our owners, members, guests, and associates. Through the brands we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to members in the Marriott Bonvoy loyalty program, which includes approximately 196 million members as of December 31, 2023. Similarly, through our relationship with Hyatt, we benefit from access to members of Hyatt’s award-winning guest loyalty program, the World of Hyatt, which includes approximately 44 million members as of December 31, 2023. We believe our access to guests with an affinity for our brands aids with our marketing efforts and significantly enhances our ability to drive future sales, as we predominantly generate VOI sales through brand loyalty-affiliated sales channels. We expect to continue to leverage our exclusive call transfer arrangements, on-site marketing at Marriott and Hyatt branded hotels, and use of certain exclusive marketing rights to increase sales across all of our Marriott-affiliated and Hyatt-affiliated vacation ownership properties, respectively.
Loyal, highly satisfied customers
We have a large, highly satisfied customer base. Owner and member satisfaction is evidenced both by a high level of sales to existing owners (approximately 70% of VOI sales in 2023 were to existing owners), as well as positive historical survey responses, high levels of engagement that we see in the many customer and associate care stories shared on social media channels, and higher than industry average current and historical resort occupancy for our Vacation Ownership segment. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products, increase in member retention, and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn helps generate higher revenues.
Capital efficient business model providing strong cash flow and financial flexibility
We believe that our scale, recurring revenue fee streams and enhanced margin profile enables us to maintain flexibility for continued organic growth, strategic acquisitions, debt repayment, and return of capital to stockholders. Our total revenue excluding cost reimbursements derived from sources other than the sale of VOIs has increased and is expected to continue to increase. Our Exchange & Third-Party Management businesses also create ample opportunities to realize recurring higher-margin, fee-based revenue streams with modest required capital expenditures, which we believe will enhance our margins and cash flow generation over time.
We were among the first of the major hospitality brands to move from a fixed-week, fixed-unit operating model to a points-based system. This critical transition responded directly to consumer demand for greater flexibility and allowed us to tap into the broader membership opportunity afforded by the industry’s exchange businesses. Our points-based vacation ownership products allow us to utilize capital efficient structures and maintain long-term sales locations without the need to construct additional units at each location. We are able to better manage our inventory needs, while achieving top line growth without a need to significantly increase inventory investments. Our disciplined inventory approach and use of capital efficient vacation ownership transaction structures, including working with third parties that develop new inventory or convert previously built units that are sold to us close to when such inventory is needed to support sales, is expected to support strong and stable cash flow generation.
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first company to introduce a lodging-branded vacation ownership product. The story of Marriott Vacations Worldwide is one of growth, driven by innovation and exceptional vitality. Since our early days, we have sought to create a culture that emphasizes authentic care for associates. Our seasoned management team is led by John E. Geller, Jr., who became our Chief Executive Officer at the beginning of 2023. Mr. Geller has served as our President since 2021, and served as our Chief Financial Officer from our spin-off from Marriott International in 2011 until 2021. William J. Shaw, the Chairman of our Board of Directors (the “Board”), is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our eleven executive committee members as of January 1, 2024 have an average of approximately 21 years of total combined experience at Marriott Vacations Worldwide, our subsidiary companies, and Marriott International. We believe our management team’s extensive public company and vacation ownership and hospitality industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management team’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.

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
We use an external third-party service provider to regularly survey our associates for feedback. We use the results of our annual engagement surveys to improve the associate experience and to further develop a caring culture that contributes to the long tenure for both management and hourly associates averaging nearly 12 years and over 6 years, respectively, on a global basis.
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
As of December 31, 2023, our Vacation Ownership segment had approximately 120 resorts and approximately 700,000 owner families. The Vacation Ownership segment represented 94% of our consolidated revenue for 2023.

($ in millions)	2023 Vacation Ownership Segment Revenues
Sale of vacation ownership products	$1,460
Resort management and other services	568
Rental	531
Financing	322
Cost reimbursements	1,587
TOTAL REVENUES	$4,468
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
Marriott Vacation Club is a collection of upper upscale vacation ownership resorts featuring timeshare villas and other accommodations throughout the U.S., Caribbean, Europe, Asia, and Australia. This brand is about vacations with a sense of place and belonging, providing owners and their families with the flexibility to enjoy a wide variety of vacation experiences characterized by the consistent high quality and warm hospitality for which the Marriott name is known. Marriott Vacation Club Pulse, a brand extension of Marriott Vacation Club, offers properties in the heart of vibrant cities, such as San Francisco and New York City. Because of their urban locations, Marriott Vacation Club Pulse properties typically offer limited on-site amenities and may include smaller guest rooms without separate living areas and kitchens.
Sheraton Vacation Club provides enriching and unexpected vacation experiences in fun family destinations like Florida, South Carolina, and Colorado, with activities that emphasize building and strengthening relationships. This collection of vacation ownership resorts builds on an iconic legacy of trusted hospitality, and brings to life a warm, energetic haven for families to gather and nurture their most precious relationships by allowing owners and guests to relax, play, and experience what the world has to offer. Sheraton Vacation Club upper upscale vacation ownership resorts are part of the Vistana Signature Network (“VSN”).

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
Grand Residences by Marriott provides vacation ownership through fractional real estate and whole ownership offerings. Grand Residences by Marriott is dedicated to providing carefree property ownership. The accommodations for this brand are similar to those offered under the Marriott Vacation Club brand, but the duration of the VOI is longer, ranging between three and thirteen weeks.
The Ritz-Carlton Club is a collection of vacation ownership resorts that provide luxurious vacation experiences for members and their families commensurate with the legacy of The Ritz-Carlton brand. The Ritz-Carlton Club resorts include luxury villas and resort amenities that offer inspirational vacation lifestyles tailored to every member’s needs and expectations. The Ritz-Carlton Club resorts typically feature two-, three-, and four-bedroom units that usually include marble foyers, walk-in closets, custom kitchen cabinetry, and luxury resort amenities such as large feature swimming pools and access to full-service restaurants and bars. On-site management and services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities, as well as spa and sports facilities as appropriate for each destination, are provided by The Ritz-Carlton Hotel Company.
The Ritz-Carlton Residences is a luxury tier whole ownership residence brand. The Ritz-Carlton Residences includes whole ownership luxury residential condominiums co-located with The Ritz-Carlton Club resorts. Owners can typically purchase condominiums that vary in size from one-bedroom apartments to spacious penthouses. Owners of The Ritz-Carlton Residences can avail themselves of the services and facilities that are associated with the co-located The Ritz-Carlton Club resort on an à la carte basis. On-site management and services are provided by The Ritz-Carlton Hotel Company.
St. Regis Residence Club and The Luxury Collection offer fractional interests in luxury real estate and distinctive privileges to members who embrace the art of living in unforgettable destinations.
Hyatt Vacation Club is a diverse collection of distinctive family-friendly vacation ownership resorts with residential-style accommodations. Hyatt Vacation Club includes properties in highly desirable destinations like Maui, the San Diego area, Cabo San Lucas, Lake Tahoe, Breckenridge, and Key West. Offering multiple vacation ownership products, an emphasis on purposeful vacation experiences, and exciting options for global travel, Hyatt Vacation Club provides people with vital opportunities to step back from their hectic lives to reconnect and make lifelong memories.
Products and Services
Points-Based Vacation Ownership Products
We sell the majority of our products through points-based ownership programs, including Marriott Vacation Club Destinations, Sheraton Flex, Westin Flex, Westin Aventuras, the Hyatt Vacation Club Portfolio Program, and the Hyatt Vacation Club Platinum Program. Our points-based systems and exchange networks enable owners and members to access a large variety of different vacation experiences. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to exchange their points for a wide variety of innovative vacation experiences, which may include cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Owners who are members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program. In addition to points-based ownership programs that allow owners to access multiple destinations within a single program, we offer points programs at certain resorts, such as in St. John and Hawaii, that allow owners to access only that particular site using points in a similar fashion to the other points-based products.

Our points programs allow owners to bank and borrow their annual point allotments, access other locations through the applicable internal exchange programs that we operate, and access Interval International’s network of more than 3,200 affiliated resorts. Owners can trade their vacation ownership usage rights for Marriott Bonvoy points or World of Hyatt points, as applicable, which can be used to access participating hotels or redeemed for airline miles or other merchandise offered through such customer loyalty program. Through our exchange networks and points systems, owners can also use points toward vacation experiences such as a bicycle tour, a culinary journey, an adventure cruise or a once-in-a-lifetime trip to a major sporting event. Our points-based products offer usage in perpetuity or for a term of years and may consist of real estate interests or a contractual right-to-use.
Weeks-Based Vacation Ownership Products
We continue to sell Marriott-, Westin-, Sheraton- and Hyatt-branded weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our existing points-based programs. Our products include multi-week VOIs in specific Grand Residences by Marriott, St. Regis Residence Club, The Luxury Collection Residence Club, and The Ritz-Carlton Club resorts. Our weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell VOIs as a contractual right-to-use product subject to a finite term in Asia Pacific and Europe.
Global Exchange Opportunities
Most of our vacation ownership products, including our Marriott Vacation Club-, Sheraton Vacation Club-, Westin Vacation Club-, and Hyatt Vacation Club-branded products, are affiliated with the Interval Network, the high-quality membership brand that serves as the gateway to premium vacation experiences.
In 2022, we launched Abound by Marriott Vacations, an owner benefit and exchange program which affiliates the Marriott Vacation Club-, Sheraton Vacation Club- and Westin Vacation Club- brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club branded VOIs can access over 90 resorts under the Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club brands using a common currency. The program also harmonizes fee structures and owner benefit levels and has allowed us to transition most of our sales galleries that formerly sold Sheraton Vacation Club and Westin Vacation Club VOIs to sell our Marriott Vacation Club Destinations product, which includes certain Sheraton Vacation Club- and Westin Vacation Club- branded VOIs.
We offer our existing Marriott Vacation Club owners who hold weeks-based products the opportunity to participate, on a voluntary basis, in an exchange program through which many vacation experiences are offered. All existing owners, whether or not they elect to participate in the Abound by Marriott Vacations exchange program, retain their existing rights and privileges of vacation ownership. Owners who elect to participate in the exchange program receive the ability to trade their weeks-based interval usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual club dues.
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
Hyatt Vacation Club provides its owners exchange rights through Interval International. Eligible members may redeem their club points for World of Hyatt points, which may be redeemed at participating Hyatt-branded properties. In late 2023, we launched the BEYOND program for Hyatt Vacation Club. This program is designed to give owners of Hyatt Vacation Club Platinum or Hyatt Vacation Club Portfolio the opportunity for flexible access to exciting global travel experiences such as cruises, guided tours, and more, while enjoying their ownership benefits and Hyatt Vacation Club resorts.

Sources of Revenue
We generate most of our revenues from four primary sources: (1) selling vacation ownership products; (2) managing vacation ownership resorts, clubs, and owners’ associations; (3) financing consumer purchases of vacation ownership products; and (4) renting vacation ownership inventory.
Sale of Vacation Ownership Products
Our principal source of revenue is the sale of VOIs.
Resort Management and Other Services
We generate revenue from fees we earn for managing each of our resorts. In addition, we earn revenue for providing ancillary offerings, including food and beverage, retail, and golf and spa offerings at our resorts. We also receive annual fees, club dues, and certain transaction-based fees from owners and other third parties, including exchange service providers with which we are associated.
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
Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our VOIs are currently marketed for sale throughout the United States and in nearly 30 countries and territories around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2023, over 90% of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando and our network of third-party brokers in Latin America and Europe. We have 90 global sales locations focused on the sale of VOIs. We utilize a number of marketing channels to attract qualified customers to our sales locations, including digital and social media marketing.
We solicit our existing owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Palm Springs, California. In 2023, approximately 70% of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours through our strategy that emphasizes adding new sales locations and new marketing channels, including digital and social media marketing.
We also market to existing Marriott and Hyatt customer loyalty program members and travelers who are staying in locations where we have resorts affiliated with those brands. We market extensively to guests in Marriott International or Hyatt hotels that are located near one of our sales locations. We also market through call transfer arrangements with Marriott International pursuant to which callers to certain reservation centers are asked if they would like to be transferred to one of our representatives who can tell them about our products. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities is focused on prospects in the Marriott and Hyatt customer loyalty program databases and our in-house databases of qualified prospects. We offer guests who do not buy a VOI during their initial tour the opportunity to purchase a return package for a future stay at our resorts. These return guests are nearly twice as likely to purchase as a first-time visitor.
One of our key areas of focus is expanding our use of social media and digital marketing channels. We are focused on building stronger brand reputation associations via social media audience growth and data driven content marketing.

Our sales tours are designed to provide our guests with an overview of our company and our products, as well as a customized presentation to explain how our products and services can meet their vacationing needs. From a single week at a fixed location to today’s abundance of getaway options, the range of vacation experiences we offer has undergone a remarkable metamorphosis. The vacation experience we provide today is not just about a visit to a resort. It can be a bicycle tour, a culinary journey, an adventure cruise, or a once-in-a-lifetime trip to a major sporting event. That is why our sales force is highly trained in a consultative sales approach designed to enable us to meet customers’ needs on an individual basis. We hire our sales executives based on stringent selection criteria. After they are hired, they spend a minimum of four weeks in product and sales training, of which the final week is typically site-driven and tailored to the learning needs of each respective site and new hire. We manage our sales executives’ consistency of presentation and professionalism using a variety of sales tools and technology and through a post-presentation survey of our guests that measures many aspects of each guest’s interactions during the sales process.
We believe consumers place a great deal of trust in the Marriott, Westin, Sheraton, Ritz-Carlton, St. Regis and Hyatt brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a prominent presence on the www.marriott.com, www.ritzcarlton.com and www.hyatt.com websites. Our proprietary websites include www.marriottvacationsworldwide.com, www.marriottvacationclubs.com, www.ritzcarltonclub.com, www.theresidenceclub.com, www.grandresidenceclub.com and www.hyattvacationclub.com.
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
Approximately 25% of our Vacation Ownership segment resorts are co-located with same-branded or affiliated hotel properties. Co-location of our resorts with same-branded or affiliated hotels can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.
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
Management Activities
We enter into a management agreement with the owners’ association or other governing body at our resorts and, when a trust holds interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate such resorts or a fixed fee arrangement. We earn these fees regardless of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, which are principally payroll-related costs at the locations where we employ the associates providing on-site services, costs associated with property refurbishments, and insurance. Cost reimbursements consist of actual expenses with no added margin.
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
The Ritz-Carlton Hotel Company manages the on-site operations for The Ritz-Carlton Club and The Ritz-Carlton Residences properties in our portfolio under separate management agreements with us. We provide owners’ association governance and vacation ownership program management services for The Ritz-Carlton Club and co-located The Ritz-Carlton Residences properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and The Ritz-Carlton Hotel Company typically split the management fees equally for these resorts. If a management agreement for a resort expires or is terminated, the resort loses the ability to use the Ritz-Carlton brand and trademarks. The owners at such resorts also lose their ability to access other usage benefits, such as the ability to exchange occupancy for customer loyalty program points, access to accommodations at other The Ritz-Carlton Club resorts, preferential access to Ritz-Carlton hotels worldwide and access to our internal exchange and vacation travel options.
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

Consumer Financing
We offer purchase money financing for purchasers of our vacation ownership products who meet our underwriting guidelines. By offering or eliminating financing incentives, we have been able to increase or decrease the volume of our financing activities depending on market conditions. We do not provide financing to buyers of our residential products. We generally do not face competition in our consumer financing business to finance sales of vacation ownership products.
In 2023, our financing propensity was 58% and the average loan originated by us for vacation ownership products totaled approximately $29,200 (such average includes any refinancing by purchasers who upgraded a prior purchase). For financing on the majority of our VOIs, we require a minimum down payment of 10% of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. resident purchasers. The average interest rate for originated loans in 2023 was 13.5% and the average term was 12 years. Interest rates are fixed and a loan fully amortizes over the life of the loan. The average monthly mortgage payment for an owner who received a loan in 2023 was $449. We do not impose any prepayment penalties.
In our vacation ownership business, in many of our markets, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. In 2023, the average FICO score of our customers who were U.S. citizens or residents who financed a vacation ownership purchase was 735; 72% had a credit score of over 700, 89% had a credit score of over 650 and 97% had a credit score of over 600.
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
We securitize the majority of the consumer loans we originate in support of our vacation ownership business. Historically, we have sold these loans to institutional investors in the asset-backed securities (“ABS”) market on a non-recourse basis. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and a significant portion of the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single pool of transferred assets, which consist of vacation ownership notes receivable. During 2023, we completed two securitization transactions, which are discussed in detail in Footnote 15 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our warehouse credit facility (“Warehouse Credit Facility”) to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete twice a year. Since 2000, we have issued approximately $8.9 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

Our Resorts
As of December 31, 2023, our vacation ownership portfolio consisted of approximately 120 properties with over 22,000 vacation ownership villas, also referred to as units, and over 31,000 keys in the following locations. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key.
Vacation Ownership
Mainland U.S. and Hawaii

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Arizona	5	1,189	Missouri	2	320	Texas	1	195
California	17	6,268	Nevada	2	1,172	Utah	2	634
Colorado	13	971	New Jersey	1	180	Virginia	1	276
Florida	23	7,989	New Mexico	1	16	Washington, D.C.	1	71
Hawaii	12	4,768	New York	2	228
Massachusetts	1	84	South Carolina	10	1,864
Caribbean, Mexico, and Central America

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Aruba	2	1,211	Puerto Rico	1	164	Mexico	4	1,283
Bahamas	1	392	U.S. Virgin Islands	3	512
Costa Rica	1	48	West Indies	1	88
Europe and Asia Pacific

	# of Resorts	# of Keys		# of Resorts	# of Keys
France	1	202	Indonesia	2	161
Spain	3	715	Thailand	3	332
United Kingdom	1	49	Australia	1	88
Brands

	# of Resorts	# of Keys
Marriott Vacation Club	63	18,913
Sheraton Vacation Club	9	4,364
Westin Vacation Club	12	4,310
Grand Residences by Marriott	2	381
The Ritz-Carlton Club	5	259
St. Regis Residence Club and The Luxury Collection	3	82
Hyatt Vacation Club	22	2,693
Other	2	468
	118	31,470
Hotels

Location
Sheraton Kauai Resort	Kauai, HI
The Westin Resort & Spa, Cancun	Cancun, Mexico
Hyatt Highlands Inn	Carmel, CA

EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment is comprised of the Interval International and Aqua-Aston businesses. The Interval International business offers a variety of membership programs and travel related products to approximately 1.6 million members globally and the Aqua-Aston business provides property management and rental services to property owners at 25 resorts and lodging properties. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. The Exchange & Third-Party Management segment represented 6% of our consolidated revenue for 2023.

($ in millions)	2023 Exchange & Third-Party Management Segment Revenues
Management and exchange	$206
Rental	40
Cost reimbursements	16
TOTAL REVENUES	$262
Membership Programs, Products and Services
Exchange Products - Interval Network
Interval International’s principal membership program is the Interval Network, which is comprised of more than 3,200 affiliated resorts in over 90 countries and territories. The Interval Network allows its members to exchange their VOI for a stay at another resort destination or during a different time period, or another travel product. A membership in the Interval Network also provides a comprehensive package of value-added products and services to members. Generally, individuals are enrolled by resort developers in connection with their purchase of VOIs from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a VOI through resale or an owners’ association at a resort that participates in the Interval Network.
Our traditional Interval Network members have the option, after their initial membership period ends, to renew their memberships for terms ranging from one to five years by paying membership fees directly to us. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of VOIs at their resorts or vacation ownership clubs. As a result, membership in the Interval Network and, where applicable, the Interval Gold, Club Interval, or Interval Platinum programs (each is described below), for those owners is automatically renewed through the term of the resort’s or club’s participation in the Interval Network, so long as the owners are in good standing with the applicable resort or vacation ownership club. We sometimes refer to these members as corporate members and other members as traditional members. As of December 31, 2023, approximately 42% of total Interval Network members were traditional members and approximately 58% were corporate members.
Members of the Interval Network are offered the ability to exchange points or usage rights in their VOI for accommodations generally of comparable trading value to those relinquished, based on factors including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy. Members also have the ability to exchange their VOI for a cruise vacation, which requires payment of an exchange transaction fee and a supplemental fee, which vary based on the cruise vacation selected and the VOI relinquished to the Interval Network.
Interval Gold and Interval Platinum
Interval Network members may take advantage of one of our two enhanced membership tiers, Interval Gold or Interval Platinum, each of which provides value-added benefits and services for an additional fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways (described below), a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their VOIs towards the purchase of various travel products, including hotel, golf and spa vacations, as well as cruises, which are made available to all Interval Network members. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their VOIs or by upgrading their membership directly.

Club Interval
Club Interval gives owners of fixed or floating week VOIs the opportunity to use their resort week as points within the Interval Network. Club Interval members also receive all of the benefits of Interval Gold and can upgrade to Interval Platinum.
Getaways
We also offer additional vacation rental opportunities at attractive rates to members of the Interval Network, as well as to members of certain other membership programs provided by Interval International or through third-party membership programs. We sometimes refer to these opportunities as Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within the Interval Network, as well as resort accommodations that are specifically sourced for use as Getaways.
Non-Exchange Products
Additionally, we offer two programs for non-exchange products, Leisure Time Passport and Dream Vacation Week. Leisure Time Passport is a travel membership program that provides members with a variety of travel and leisure benefits, including savings on resort accommodations, hotel stays, cruise vacations and the ability to earn loyalty points on eligible completed travel. The Leisure Time Passport program is used by resort developers as a trial membership program for potential VOI purchasers as well as by non-developer clients as an addition to their own products to provide ongoing value and customer engagement. Dream Vacation Week is a certificate program that provides the recipient with access to book discounted resort accommodations and is used as a marketing premium, sales incentive, or enhancement to an existing program.
Sales and Operational Support for Interval Network Resorts
Interval International has established multi-year relationships with resort developers, including leading independent developers, as well as owners’ associations and our related branded vacation ownership programs, under affiliation agreements, which typically provide for continued resort participation in the Interval Network following the end of the agreement’s term. Resort developers promote membership in our exchange programs and related value-added services as an important benefit of owning a VOI. We offer developers and owners’ associations a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales-office displays, resort directories and Interval HD, an online video channel featuring resort and destination overviews.
Our business development personnel proactively seek to establish strong relationships with developers and owners’ associations, providing input on consumer preferences and industry trends based upon years of experience. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers, owners’ associations, management companies and owners of VOIs. In addition, we sponsor, participate in and attend numerous industry conferences around the world to provide potential and existing industry participants with opportunities to network and learn more about vacation ownership.
Interval International also makes available a comprehensive array of back-office servicing solutions to resort developers and owners’ associations. For example, for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or owners’ associations.
Business Development and Global Marketing
We maintain a global business development department that is responsible for affiliating new resorts and resort developers, securing vacation rental inventory for Getaways and establishing relationships with providers of new distribution channels for the Leisure Time Passport and Dream Vacation Week products. The department is also responsible for overall client retention and growth of our business.
Our global marketing department is responsible for business-to-business and business-to-consumer marketing across all brands and products. The team is responsible for membership retention, activation and product growth and utilization, and leverages a cross-channel approach to its campaigns, including digital, print, telemarketing, and social media. This integrated approach is designed to drive member engagement with, and loyalty to, Interval’s exchange offerings and its other leisure travel products and services. Business-to-business marketing responsibilities include developing high impact business development materials, public relations plans, and events designed to enhance Interval International’s reputation within the travel industry, including in new industry segments.

Third-Party Management
We provide management services for hotels, condominium resorts, and other third-party vacation property owners through our Aqua-Aston business. Our services may include day-to-day operations of the properties, maintenance of the properties, preparation of reports and budgets, owners’ association administration, quality assurance and employee training. As of December 31, 2023, we provided third-party management services to 25 properties.
Our Aqua-Aston business provides management and rental services for condominium owners, hotel owners, and owners’ associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties to transient guests. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel, condominium resort, or owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided internally or through third-party providers to owners, including reservation, sales and marketing, property accounting and information technology services.
The success and continued growth of the Aqua-Aston business, which is concentrated in Hawaii, depends largely on our ability to source vacationers interested in booking vacation properties made available through our rental services. Our in-market sales and marketing team utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua‑Aston. We utilize many channels of distribution, including traditional wholesale distribution through tour operators and travel partners, online travel agencies and global distribution systems. In addition, Aqua‑Aston focuses on driving direct business through brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups. We offer a variety of leisure accommodations to visitors from around the world through various consumer websites, including www.aquaaston.com, www.aquaresorts.com, www.mauicondo.com, and others.
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
Refer to “Liquidity and Capital Resources” within Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the seasonality of our cash flow.
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
Our competitors in the vacation ownership industry range from small vacation ownership companies to large branded hospitality companies that operate or license vacation ownership businesses. In North America, we typically compete with companies that sell upper upscale tier vacation ownership products under a lodging or entertainment brand umbrella, such as Hilton Grand Vacations Club and Disney Vacation Club, as well as numerous regional vacation ownership operators. Our luxury vacation ownership products compete with vacation ownership products offered by Four Seasons, Exclusive Resorts, Timbers Resorts and several other smaller independent companies. In addition, the vacation ownership industry competes generally with other vacation rental options (such as hotels, resorts and condominium rentals) offered by the lodging industry as well as alternative lodging marketplaces such as Airbnb and VRBO, which offer rentals of homes and condominiums. Innovations that impact the industry may also lead to new products and services that could disrupt our business model and create new and stronger competitors.
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
Recent and potential future consolidation in the vacation ownership industry may increase competition. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.
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
Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, Americans with Disabilities Act, data protection and security, anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau (the “CFPB”), the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States, individual states, and other jurisdictions around the world. Other laws, regulations and policies primarily affect one of five areas of our business: real estate development activities; marketing and sales activities; lending activities; resort management activities; and exchange and travel activities.

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
Many jurisdictions, including in the United States, Asia Pacific, Mexico, Europe, and Central America, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the VOIs and other real estate interests we market and sell, such as information concerning the interests being offered, any projects, resorts or programs to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes jurisdictions in which our clubs and resorts operate, such as the European Union, Singapore and Mexico, among others. Among other things, the European and Singaporean regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format or language) to purchasers; (2) require a specified “cooling off” rescission period after a purchase contract is signed; and (3) prohibit any advance payments during the “cooling off” rescission period.
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
Environmental Compliance and Awareness
The properties we manage or develop are subject to national, state and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. These laws and regulations include requirements that address health and safety; the use, management and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our management and development of properties comply, in all material respects, with applicable environmental laws and regulations. Our compliance with such requirements has not had a material impact on our capital expenditures, earnings or competitive position, nor do we anticipate that such compliance will have a material impact in the future.
We do not exercise complete control over all resorts and properties that we manage; rather, our control over these properties is generally limited by the terms of the applicable management agreements. As a result, our ability to achieve some or all of our corporate responsibility initiatives or goals may be limited without additional support or action by the owners of resorts and properties we manage.

We take our commitment to protecting the environment seriously. We have collaborated with Audubon International to further the “greening” of our Marriott Vacation Club resorts in the U.S. through the Audubon Green Leaf Eco-Rating Program for Hotels. The Audubon partnership is just one of several programs incorporated into our green initiatives. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across each of our segments. This strategy includes further reducing energy and water consumption, expanding our portfolio of green resorts, including resorts with LEED (Leadership in Energy & Environmental Design) certification, educating and inspiring associates and guests to support the environment, and embracing innovation.
Human Capital
We believe that attracting, engaging, and retaining talented associates and cultivating their career development at our locations around the world helps us remain a leader in our industry. With that focus in mind, we implement programs and initiatives rooted in our Core Values: Caring Culture, Integrity First, Excellence Always, Customer Obsessed, and Better Together. Our approach is thoughtfully designed to attract, engage, and retain our associates and promote their career development by:
•offering competitive, fair, and transparent compensation and benefits;
•supporting the overall well-being of our associates physically, mentally, and socially;
•creating opportunities for associate growth, career development, recognition, training, and education; and
•fostering an inclusive and diverse workplace, where all individuals are respected regardless of their age, race, ethnic background, national origin, gender, religion, disability, sexual orientation, or other lived experiences.
In 2023, we were recognized as a Kincentric Best Employer globally for the third consecutive year as part of Kincentric’s robust assessment that identifies organizations that have transformed their people practices to drive better business results. As part of the Kincentric Best Employers 2023 assessment, we conducted an associate survey that achieved a 93% response rate, which demonstrated a strong level of overall associate engagement. The survey results identified several areas of strength, including a welcoming and positive company culture, strong and supportive supervisors, a focus on sustainability and taking care of the community, and a company-wide commitment to inclusion and diversity. We believe that our distinction as a Kincentric Best Employer and our strengths identified by current associates demonstrate the incredible care we have for each other and for the associate experience and will make us an employer of choice for potential future associates.
We believe the success of our commitment to our associates is reflected in our employee tenure, which is over seven years on a global basis, and recognition by Newsweek as first in its list of America’s Most Loved Workplaces of 2023, as well as first in the hospitality and large-company categories, and first in Newsweek’s “most respected” list. In addition, we were certified as a Most Loved Workplace backed by Best Practice Institute in 2022 and 2023 and recognized by U.S. News and World Report in its 2023-2024 list of the 200 Best Companies to Work For. As of December 31, 2023, we had a global workforce consisting of approximately 22,000 associates, of which approximately 17,500 (80%) were based in the United States.
Inclusion and Diversity
Grounded in our culture of caring and collaboration, we strive to empower both our customers and our associates to live their most fulfilling lives. As outlined in our Inclusion and Diversity Commitment Statement:
MVW is committed to cultivating inclusion and fostering diversity in all aspects of our business. We provide treasured vacation experiences to our customers around the world and work to create an inclusive, diverse, and caring environment for our associates. We support a Life, Fulfilled for all individuals and embrace the notion that we are Better Together.
Our commitment statement underscores our focus on creating a positive work environment for everyone.
As a global company with a workforce comprised of talented associates who come from diverse backgrounds, we believe that our associates’ diverse backgrounds make our Company a great place to work. Women comprise approximately 54% of our worldwide workforce, and men comprise approximately 46%. Within the United States, people of color comprise approximately 46% of our management level positions and globally women comprise approximately 50% of our management level positions. We continue to leverage recruiting efforts focused on fostering the diversity of our management team.

In 2023, we continued to focus on reinforcing our core values by fostering an inclusive and diverse work environment. With input from our associates gathered through engagement surveys, as well as championship by leaders across our global organization, we hosted a diverse set of “Educate and Celebrate” events, which provide associates the opportunity to share their personal experiences and learn from their colleagues. We also provided training programs for our leaders. We continued our work fostering diverse representation within our leadership pipelines for executive and senior leadership roles through our talent review process for management associates across the Company.
We continue to receive positive feedback from our associates about our inclusive work environment, as Inclusion and Diversity was the highest rated workplace topic on our 2023 annual associate engagement survey. In the survey, 89% of our associates reported positive perceptions of our inclusion and diversity practices when responding to questions about leaders’ support for inclusion and diversity, service to customers with diverse backgrounds, respect and well-being of all people as a Company priority, a work environment that is accepting of diverse backgrounds and ways of thinking, and a company culture in which persons of all backgrounds are encouraged to pursue their career aspirations. We believe that these results demonstrate the value of championing an inclusive culture.
Associate Development
We seek to support our associates with their growth and development by creating a work environment that embraces learning and provides opportunities for associate career development through training and education. Our functional training teams provide our associates with the skills they need to deliver exceptional experiences for our customers and our Global Talent Development team creates and deploys skill development programs and resources for our associates. Our various learning programs are one of the many features that make our Company a desirable place to start and cultivate a fulfilling career, with increased opportunities for growth.
Our Company also strives to provide leaders with the opportunity to develop their leadership skills and create a positive work environment for all associates. We offer leadership development programming that provides associates with tools, resources, and practices that we believe are important to becoming successful leaders and strengthening our diverse talent pipeline. We believe that leaders have great influence over the development of associates; as such, we seek to equip leaders with the skills they need to support their associates. Our Company also offers tuition reimbursement to our associates, supporting them in achieving their future career aspirations. We believe these efforts help us continue to support current and future leaders.
Collective Bargaining Agreements
We are party to collective bargaining agreements in the United States, Spain, and Mexico, primarily with regard to employees working in food service, laundry, and hospitality and tourism.
Human Rights
We maintain a Human Rights Policy that aligns with government, business, and public concerns about issues such as human trafficking and the exploitation of children. We do not recruit child labor, and we support programs and partnerships that help at-risk youth and their families prepare for and find meaningful employment. Our Human Rights Policy is available on our website at www.marriottvacationsworldwide.com under the “Investor Relations” tab.
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

Information About Our Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 27, 2024, except where indicated.

Name and Title	Age	Business Experience
John E. Geller, Jr. President and Chief Executive Officer	56	John E. Geller, Jr. was appointed as our President and Chief Executive Officer, effective January 1, 2023. Mr. Geller has served as our President since October 2021. From January 2021 to October 2021, he served as our President and Chief Financial Officer. From January 2018 to January 2021, he served as our Executive Vice President and Chief Financial and Administrative Officer. From 2009 to December 2017, he served as our Executive Vice President and Chief Financial Officer. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer.
Jason P. Marino Executive Vice President and Chief Financial Officer	48	Jason P. Marino has served as our Executive Vice President and Chief Financial Officer since September 30, 2023. Mr. Marino served as Senior Vice President, Strategy, Financial Planning & Analysis (“FP&A”) and Operational Finance - Vacation Ownership for the Company from December 2021 to September 2023. He served as the Company’s Senior Vice President of Strategy and FP&A from June 2019 to December 2021 and Vice President - Corporate Finance from May 2014 to June 2019. Prior to joining the Company in 2014, Mr. Marino worked at Cantor Commercial Real Estate, L.P. from 2013 to 2014 as Managing Director, Head of Business Development and Corporate Finance. From 2003 to 2013, Mr. Marino worked in the investment banking divisions of Cantor Fitzgerald, Credit Suisse Securities (USA) LLC and Bear, Stearns & Co. Inc., holding positions of increasing responsibility.
Raman T. Bukkapatnam Executive Vice President and Chief Information Officer	57
Raman T. Bukkapatnam has served as our Executive Vice President and Chief Information Officer since July 10, 2023. Prior to joining the Company, Mr. Bukkapatnam served as Vice President, Global Technology at Nike, Inc., a global provider of athletic footwear and apparel, from August 2020 to July 2023 where he played a critical role in reshaping digital retail, improving enterprise recourse planning and supply chain platforms, and making significant contributions to productivity, growth, and margin improvements. Prior to Nike, Mr. Bukkapatnam had a more than 20 year career at Starbucks, a roaster, marketer, and retailer of specialty coffee, serving in multiple leadership roles including Vice President, Global Technology, Supply Chain Analytics, Data Engineering, and Store Development, from March 1999 to August 2020, where he was responsible for overseeing and leading critical functions like global supply chain and finance technologies, data engineering and analytics, and store development. He led a number of digital transformation initiatives impacting the company’s technological landscape, including Starbucks’ introduction of customer mobile applications.

Stephanie S. Butera Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership	52	Stephanie S. Butera has served as our Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership since January 2023. She served as our Senior Vice President and Chief Operating Officer, Hyatt Vacation Ownership from April 2021 to December 2022. Prior to leading Hyatt Vacation Ownership, Ms. Butera held a number of leadership positions with the Company, serving as Vice President, Asset Management for The Ritz-Carlton Destination Club from August 2014 to October 2018, before moving into the position of Senior Vice President, Vacation Ownership for the Americas, Florida, Mexico, and Caribbean from October 2018 to April 2021. Ms. Butera joined the Company in 1999.

Name and Title	Age	Business Experience
Lori M. Gustafson Executive Vice President and Chief Membership and Commercial Services Officer	40	Lori M. Gustafson has served as our Executive Vice President and Chief Membership and Commercial Services Officer since January 2024. Ms. Gustafson joined the Company in November 2020 and served as our Executive Vice President and Chief Brand and Digital Officer from November 2020 to December 2023. From May 2019 to November 2020, she served as Senior Vice President, Global Brands & Digital for Wyndham Destinations, the vacation ownership business segment of Travel + Leisure Co., where she was responsible for brand management and digital marketing. From January 2018 to May 2019, she served as Vice President, Brand Marketing, where she was responsible for brand management, campaign development and advertising. From July 2017 to January 2018, she served as Corporate Vice President of Digital, eCommerce, and Media at SeaWorld Parks & Entertainment, where she led the U.S. team that oversaw the development of eCommerce, digital marketing, social media, business intelligence and digital content. From 2015 until July 2017, she served as Senior Director, Digital Marketing at SeaWorld Parks & Entertainment, where she was the executive leader for digital transformation initiatives, including websites, mobile and digital commerce improvements and the implementation of a data and analytics program related to customer experience.
James H Hunter, IV Executive Vice President and General Counsel	61
James H Hunter, IV has served as our Executive Vice President and General Counsel since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994.

Jeanette E. Marbert President, Exchange and Third-Party Management	67
Jeanette E. Marbert has served as our President, Exchange and Third-Party Management since October 2018. She served as President and Chief Executive Officer for the Exchange and Rental segment of ILG, Inc. from November 2017 until September 2018, and as Executive Vice President from June 2009 until November 2017. She was Chief Operating Officer of ILG, Inc. from August 2008 to November 2017, and served as a Director of ILG, Inc. from February 2015 to May 2016. Ms. Marbert joined Interval in 1984. As we reported in a Current Report on Form 8-K filed on December 6, 2023, Ms. Marbert announced her decision to retire as our President, Exchange and Third-Party Management in 2024.

Brian E. Miller President, Vacation Ownership	60
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

Michael E. Yonker Executive Vice President and Chief Human Resources and Global Communications Officer	65
Michael E. Yonker has served as our Executive Vice President and Chief Human Resources and Global Communications Officer since January 2024. Mr. Yonker has served as our Executive Vice President and Chief Human Resources Officer from December 2011 to December 2023. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983.

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
Risks related to global or regional health concerns, outbreaks, and pandemics (each a “Health Crisis”).
The COVID-19 pandemic had, and a future Health Crisis may have, serious adverse effects on our business, financial condition, cash flows, and results of operations for an unknown period of time.
The COVID-19 pandemic caused, and a future Health Crisis may cause, significant disruptions in international and U.S. economies and markets and have a material adverse impact on participants in the travel and hospitality industries, including our Company.
The success of our business and our financial results depend, in substantial part, upon the health of the travel industry. Our business and financial results were materially adversely affected by the COVID-19 pandemic in 2020; for example, we saw marked declines in occupancy, rentals, and contract sales because of the temporary closure of nearly all of our sales centers and many of our resorts and the reduction in operations and amenities at all of our resorts. When Health Crises make headlines from time to time, consumer fear about contracting an illness and recommendations or mandates from governmental authorities to avoid large gatherings of people or self-quarantine, may increase. These recommendations and mandates have affected, and may affect in the future, resort occupancies. A substantial amount of our sales activity occurs at our resorts, and the number of prospective and current owners who visit our resorts impacts sales volume. Our rental revenue is also substantially impacted by the desire and ability of vacationers to travel. Fear of exposure to viruses or other illnesses, government restrictions on travel, including quarantine requirements, low vaccination rates in some parts of the world and viruses or other illnesses that may be resistant to available vaccines could cause travelers to cancel or delay plans to travel to our resorts. These changes in vacation and travel patterns could adversely affect our cash flows, revenues, and results of operations. Moreover, when travel advisories and restrictions are lifted, there could be a resurgence of the virus or illness, and as a result, travel demand could be unpredictable and could remain so for a significant period. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, inflation, recession and loss of personal wealth resulting from the impact of a future Health Crisis may negatively affect travel demand for a prolonged period.
The onset of the COVID-19 pandemic led to an increase in payment delinquencies and defaults for our vacation ownership notes receivable. The number of delinquencies may increase as the result of a future Health Crisis’s effect on economic conditions and the ability and desire to travel, and could lead to defaults on financing that we provide to purchasers of our products in excess of our estimates. Purchaser defaults may cause us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests and could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements.
The duration and extent of the impact of a future Health Crisis on our business and financial results will largely depend on future developments, including the duration and spread of the Health Crisis, the response by all levels of government in their efforts to contain the Health Crisis to mitigate the economic disruptions, the related impact on consumer confidence and spending, and how quickly economies and demand for our products and services recover after the Health Crisis subsides, all of which are highly uncertain, can rapidly change and cannot be predicted. Such impacts could adversely affect our results of operations, cash flows, and capital resources for a significant period. Further, a future Health Crisis may also adversely affect our cash flows and operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Risks related to our business and industry.
Our business may be adversely affected by factors that disrupt or deter travel.
Our success and results of operations depend, in substantial part, upon the health of the worldwide vacation ownership and leisure travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is affected by the number of visitors at our resorts. Fear of exposure to contagious illnesses, such as COVID-19 or other Health Crises, or natural or man-made disasters, and the physical effects of climate change, such as more frequent or severe storms, droughts, hurricanes, wildfires, erosion and flooding, have caused and may continue to cause travelers to delay or cancel travel plans, including sales tours at our resorts, with greater frequency. Other factors such as weakened consumer confidence, limited availability or increased costs of consumer credit and damage to infrastructure caused by natural or man-made disasters or other causes that impede travel have caused, and may in the future cause, travelers to delay or cancel plans to tour or visit our resorts. For example, hurricanes and wildfires have caused a number of Interval International exchange network resorts and our managed vacation ownership resorts to close for prolonged periods. The wildfires in Maui last year also resulted in the temporary closure of our resorts and sales centers in Maui, which had an adverse effect on our business and results of operations for 2023. At times, beach access at our resorts and our managed resorts has been impeded by weather conditions or due to the effects of erosion. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for our products and services may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, airline or airport disruptions, flight cancellations or unreliability of various modes of transportation increases, or if general economic conditions decline.
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
A number of factors may adversely affect the labor force available or increase labor costs from time to time, such as high employment levels, increasing minimum wage rates, federal unemployment subsidies, including unemployment benefits offered in response to a Health Crisis, and other government actions. In 2021, we observed an overall tightening and increasingly competitive labor market. As a result, we had to temporarily close outlets (e.g., food and beverage) or reduce services (e.g., housekeeping performed fewer cleanings throughout the week), and we may have to take these or similar steps in the future. Any such changes may harm our revenues, cash flows, profitability or customer satisfaction. We have also incurred, and may incur in the future, additional costs for overtime wages, increased wages, enhanced referral bonuses, increased use of sign on bonuses, and increased marketing for open positions. A sustained labor shortage or increased turnover rates within our employee base, whether due to a Health Crisis or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, our business, including our cash flows, results of operations, owner, guest and associate satisfaction and reputation, could be adversely affected.
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

We finance more than half of our VOI sales. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates. As a result, our financing profit margin declined in 2023 due to general market interest rate increases, and may decline again in the future. Increasing our financing rates could negatively impact VOI sales and financing propensity. However, if we are unable to increase our financing rates at the same rate as our costs of funds, our financing profits will be negatively impacted, as happened in 2023.
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
We rely on a variety of direct marketing techniques, including telemarketing, digital marketing and postal mailings. Adoption of new laws, or changes in existing laws, in any of the jurisdictions in which we operate regulating marketing and solicitation or data protection could adversely affect the effectiveness of our marketing strategies. For example, in the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA provides California consumers with certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Similar legislation has been proposed or adopted in other states. In addition, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations may be more restrictive or burdensome than those in the United States. For example, the European Union (“E.U.”) General Data Protection Regulation (“GDPR”) imposes significant obligations on businesses that sell products or services to E.U. customers or otherwise control or process personal data of E.U. residents. Complying with the GDPR, other international laws and regulations, and state and federal laws and regulations could subject us to increased costs; and our failure to comply with these laws and regulations could result in significant fines, litigation, losses, third-party damages and other liabilities, any of which may have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations. The cost of compliance with privacy laws in the jurisdictions in which we operate has increased and may continue to increase as laws change and we expand into new jurisdictions and become subject to the privacy laws of such jurisdictions. If we are not able to develop adequate alternative marketing strategies, our sales may be adversely affected. We also obtain access to potential customers from travel service providers and other companies with whom we have relationships. If our access to these third-party customer lists is prohibited or restricted, our ability to develop new customers and introduce our products to them could be impaired.
Failure to maintain the integrity of internal or customer data or to protect our information systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to costs, fines or lawsuits.
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

We may be required to expend significant capital and other resources to enhance the security of our data. Our information systems and records, including those we maintain with our service providers or licensors, may be subject to security breaches, cyber-attack or cyber-intrusion, system failures, viruses, malicious software, operator error or inadvertent releases of data, or other cybersecurity incidents. Data breaches have increased in recent years as the number, intensity and sophistication of attacks have increased. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. Neither we nor our service providers may be able to prevent, detect and contain unauthorized activity and misuse or human errors compromising the efficacy of security measures. A breach in the security of our information systems or those of our service providers or licensors could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a negative impact to our results of operations. A significant cybersecurity incident or theft, loss, disclosure, or fraudulent use of our customer, employee or company data could adversely impact our reputation and result in remedial and other expenses, fines, penalties or litigation, any of which may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.
The regulatory environment in the jurisdictions where we operate, and the requirements imposed on us by the payment card industry regarding information, security and privacy, are increasingly demanding. Many of the laws applicable to us in different jurisdictions vary from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Our efforts to comply with these requirements may require significant additional resources and time and may not be successful.
We and the companies we work with have experienced cybersecurity threats to our data and systems, including ransomware and other forms of malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. We have experienced cybersecurity incidents in the past, and have previously disclosed those with material operational or financial implications to the Company or our stakeholders. Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. The failure of any such service providers or products to comply with our privacy policies or privacy laws and regulations, or any unauthorized release of personally identifiable information or other user data, could damage our reputation, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and result in fines and proceedings against us by governmental agencies, service providers and consumers. To the extent our liability insurance covers claims and losses arising from cybersecurity incidents or attacks, such insurance might not be sufficient in type or amount to cover us against such claims or losses. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Our operations and competitive position depend on our ability to maintain existing systems and implement new technologies. Our information technology systems and our databases are potentially susceptible to man-made and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, cyber-attacks, acts of war or terrorism and other events. System interruption, delays, obsolescence, loss of critical data and lack of integration and redundancy in our information technology systems and infrastructure may adversely affect our ability to provide services, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Our backup systems only relate to certain aspects of our operations; these systems are not fully redundant and disaster recovery planning cannot anticipate and address all eventualities. Projects to upgrade or replace our technologies may be extremely complex and require significant resources and time, and may adversely affect our ability to provide services, operate websites, process and fulfill transactions, and respond to customer inquiries during the upgrade or replacement process. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If our information technology systems fail to adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows, as well as our disclosure controls and procedures and internal control over financial reporting, may be adversely affected.
Spanish court rulings voiding certain timeshare contracts have increased our exposure to litigation that may materially adversely affect our business and financial condition.
A series of Spanish court rulings starting in 2015 increased our exposure to litigation that may materially adversely affect our business and financial condition. These rulings voided certain timeshare contracts entered into after January 1999 related to certain resorts in Spain if a resort’s timeshare structure did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to void timeshare contracts in Spain, including lawsuits by owners at certain of our resorts in Spain which are currently pending. However, the Supreme Court of Spain has not yet substantively opined on the issue as it pertains to the Company’s timeshare contracts. If the Supreme Court of Spain rules adversely to us and determines that our timeshare contracts are voidable, that may materially adversely affect the results of operations of our Vacation Ownership segment, as well as our business and financial condition. Defending these lawsuits has required, and may continue to require, the Company to incur legal fees and reserve for judgments. If additional owners at our resorts in Spain file similar lawsuits, this may: void certain of those owners’ timeshare contracts; cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operations of our Vacation Ownership segment, as well as our business and financial condition. The increased ability for owners of Spanish timeshares to void their contracts has negatively impacted other developers with resorts in Spain and led to a decrease in the number of resorts located in Spain in the Interval Network with active sales and the loss of members who own VOIs at those resorts.
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
Our principal exchange network administered by Interval International included more than 3,200 resorts located in over 90 countries and territories as of December 31, 2023. Interval International’s primary competitor, RCI, has a greater number of affiliated resorts than we have. Through the resources of its corporate affiliates, particularly, Travel + Leisure Co., which is engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. In addition, Interval International competes with developers that create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those we offer, and adversely impacts the supply of resort accommodations available through our external exchange network. The effects of such competition on our exchange business are more pronounced as the proportion of vacation club corporate members in the Interval Network increases.
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
Our business is susceptible to the effects of natural or man-made disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills, erosion and nuclear incidents, in the areas where some of our resorts, sales centers and exchange destinations are concentrated, such as Florida, California, South Carolina and Hawaii. Properties in these markets have had to close in the past, including for extended periods, in order to repair or assess damage caused by disasters. For example, we temporarily closed our resorts and sales centers last year as a result of wildfires in Maui. Depending on the severity of future disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets while we complete renovations. Our insurance may not cover all damages caused by any such event, including the loss of sales of VOIs at sales centers that are not fully operational. In 2023, our cost to insure our properties in these areas increased significantly. Our insurance costs may rise again in the future and coverage levels may decrease for properties in these areas as a result of the number and magnitude of recent natural disasters in these areas.
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
We have expanded in part through acquisitions of other businesses and may continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including risks that we will not be able to: successfully integrate acquired businesses in an efficient and cost-effective manner; properly measure or identify all risks associated with the acquisition; achieve anticipated benefits of an acquisition, including expected synergies; control potential increases in operating costs; manage geographically remote operations; successfully expand our system of internal controls or our technological infrastructure to include an acquired business; avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets in which we have limited or no direct experience, including foreign markets whose practices or laws may pose increased risk; and retain key employees, clients, vendors and business partners of the acquired businesses. Failure to achieve the anticipated benefits of any acquisition may adversely affect our financial condition, operating results and prospects. Acquisitions may also significantly increase our debt or result in dilutive issuances of our equity securities, impairments of goodwill or substantial amortization expenses associated with other intangible assets.

Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue and determination of cost of sales, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. For example, in response to the COVID-19 pandemic, we increased our reserve for vacation ownership notes receivable due to higher default expectations and revised our estimates of the fair value of our reporting units, resulting in the impairment of goodwill. See the “Critical Accounting Estimates” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.
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
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, investors, employees and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, labor conditions, human rights, and cybersecurity and data privacy. Third parties have also developed proprietary ratings or analyses of companies based on certain ESG metrics. ESG disclosure rules have been adopted by California and the European Union, and are being considered by the SEC. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and stock price, and result in penalties. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Our corporate responsibility initiatives and goals are based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. As we report on our corporate responsibility initiatives or goals, we may be subject to heightened reputational and operational risk and compliance costs related to these matters. Our control over resorts and properties that we manage is generally limited by the terms of the applicable management agreements. As a result, our ability to achieve some or all of our corporate responsibility initiatives or goals may be limited without additional support or action by the owners’ associations of the vacation ownership resorts and properties we manage. Complying with increased regulations could increase our costs and adversely impact our results of operations. Our inability or failure to meet, or the perceived failure to meet, such stakeholders’ expectations, as well as adverse incidents, could negatively impact our stock price, results of operations, or reputation and increase our cost of capital.

Risks related to our vacation ownership business.
The termination of our license agreements with Marriott International or Hyatt, or our rights to use their trademarks at our existing or future properties, could materially harm our business.
Our success depends, in part, on our relationships with Marriott International and Hyatt. These relationships are governed by various agreements, including long-term license agreements that expire between 2090 and 2095, subject to renewal. However, if we breach our obligations under a license agreement and remain in breach after the applicable notice and cure period, the applicable licensor may be entitled to terminate the license agreement and our rights to use its brands in connection with our businesses. In addition, if any of our properties does not meet applicable brand standards, the applicable licensor can terminate our right to use its trademarks at the subject properties.
The termination of our license agreements with Marriott International, Hyatt or their affiliates would materially harm our business and results of operations and materially impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. Our inability to rely on the strength of the Marriott, Sheraton, Westin, or Hyatt brands to attract qualified prospects in the marketplace would likely cause our results of operations to decline and our marketing and sales expenses to increase. Our inability to market to guests in hotels affiliated with our licensors that are located near one of our sales locations or maintain our marketing relationships with Marriott International or Hyatt reservation centers would likely cause our sales to decline, which could adversely affect our financial condition and results of operations. In addition, we would not be able to use the brand websites as channels through which to rent available inventory, which would cause our rental revenue to decline materially.
Our license agreements also allow us to market directly to members of the customer loyalty programs associated with the Marriott, Sheraton, Westin and Hyatt brands, and offer points in such loyalty programs as premiums for related promotional offers. The termination of the license agreements with Marriott International or Hyatt would eliminate this valuable marketing channel.
We must obtain the applicable licensor’s consent to use its trademarks in connection with properties we acquire or develop in the future. If our licensors do not consent to such use as required by the applicable license agreement, our ability to expand our business and remain competitive may be materially adversely affected.
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
Under our license agreements with Marriott International, if other international hotel operators offer new products and services as part of their respective hotel businesses that may directly compete with our vacation ownership products and services, then Marriott International may also offer such new products and services, and use its trademarks in connection with such offers. Under the Hyatt license agreement, Hyatt may compete with us under certain circumstances, such as if we fail to meet certain performance standards or if Hyatt acquires a new hotel brand that Hyatt desires to license for timeshare and we are unsuccessful in negotiating such license rights pursuant to our right of first offer. If Marriott International or Hyatt offers new vacation ownership products and services as contemplated under certain circumstances under their respective license agreements, they may compete directly with our vacation ownership products and services, and we may not be able to distinguish our vacation ownership products and services from those offered by Marriott International or Hyatt. Our ability to remain competitive and to attract and retain owners depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

If a branded hotel property co-located with one of our resorts ceases to be affiliated with the same brand as our resort or a related brand, our business could be harmed.
Approximately 25% of our Vacation Ownership segment resorts are co-located with same-branded or affiliated hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, which has happened in the past, we could lose benefits such as sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resorts would increase. We could also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
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
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that those borrowers may default on the financing that we provide. The risk of borrower defaults may increase due to man-made or natural disasters or a recession or other economic downturn, which cause financial hardship for borrowers. The risk of borrower defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Borrower defaults have caused, and may continue to cause, us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we have been required, and may in the future be required, to increase our reserve on vacation ownership notes receivable, which would reduce our earnings.
If default rates increase beyond current projections and result in higher than expected foreclosure activity, our results of operations would be adversely affected. Borrower defaults could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting borrower, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the vacation ownership business could be reduced materially.

Our points-based product forms expose us to an increased risk of temporary inventory depletion.
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. These structures can lead to a temporary depletion of inventory available for sale caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; or (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we would be required to temporarily suspend sales until inventory is replenished or shift to selling an alternative product, which may increase marketing and sales costs and lower volume per guest (“VPG”). Our efforts to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, and by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, may not be successful. A depletion of VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales, and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.
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
Owners of our VOIs are required to pay maintenance fees to maintain and refurbish the vacation ownership properties and keep them in compliance with brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights to use its trademarks at the resort, which would result in the loss of management fees, decreased customer satisfaction, and impairment of our ability to market and sell our products at the non-compliant locations. Increases in maintenance fees to keep pace with operating expenses, maintenance and other costs may make our products less desirable, which could negatively impact sales and cause an increase in defaults on our vacation ownership notes receivable portfolio. If the owners’ associations that we manage are unable to collect sufficient maintenance fees to cover operating and maintenance costs, the related resorts may have to close or file for bankruptcy, which may result in termination of our management agreements. We may also lose resort management contracts if they are not renewed when they expire, or the contract terms may be renegotiated in a manner adverse to us. The loss or renegotiation of a significant number of our management contracts may adversely affect our cash flows and results of operations.
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
We procure insurance for general liability, property, business interruption, directors and officers liability, and other insurable risks with respect to our business operations and as customarily carried by companies in the hospitality industry. Market forces beyond our control may limit the scope, terms, and conditions of the insurance coverage we are able to obtain or our ability to obtain coverage at reasonable rates, which may affect our ability to maintain customary insurance coverages and deductibles at acceptable costs. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, wildfires, and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. The effects of climate change, such as increased storm intensity and rising temperatures or sea levels over time, may also increase the cost of property insurance and decrease our coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost property or property of owners of VOIs or third party liability. In some cases, insurance may not provide a recovery for any part of a loss due to deductibles/retentions, policy limits, coverage limitations, uninsured parts of a loss or other factors. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand. We may also incur liabilities or losses in the operation of our business that are only partially covered by insurance, or not covered at all. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our Interval Network, as has occurred in the past, the number of new and existing members, the supply of resort accommodations available through our exchange network and related revenue could decrease. The failure to secure the renewal of affiliation agreements with developers with corporate member relationships, where the developer renews Interval International membership fees for all of its active owners, has a greater adverse effect. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially adversely impact our financial condition and results of operations. Our ability to maintain affiliation agreements with resort developers is also impacted by consolidation in the vacation ownership industry.
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
As of December 31, 2023, we had approximately $3 billion of total corporate indebtedness outstanding and could borrow an additional $621 million under a revolving corporate credit facility with a borrowing capacity of $750 million (the “Revolving Corporate Credit Facility”). The credit agreement that governs our corporate credit facility (“Corporate Credit Facility”) and the indentures that govern our various senior notes impose significant operating and financial restrictions on us, which among other things limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting certain subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. All of these covenants and restrictions limit how we conduct our business. The Corporate Credit Facility also requires us to maintain a specified leverage ratio. These restrictions could restrict our flexibility to react to changes in our businesses, industries and economic conditions and increase borrowing costs.
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
Our vacation ownership notes receivable portfolio performance and securitization program could be adversely affected if any vacation ownership notes receivable pool fails to meet certain ratios, which could occur if the default rates or other credit metrics of the underlying vacation ownership notes receivable deteriorate. Default rates may deteriorate due to many different reasons, including those beyond our control, such as financial hardship of purchasers. In addition, if we offer loans to our customers with terms longer or different than those generally offered in the industry, our ability to securitize those loans may be adversely impacted. Instability in the credit markets may impact the timing and volume of the vacation ownership notes receivable that we are able to securitize, as well as the financial terms of such securitizations. If ABS issued in our securitization programs are downgraded by credit agencies in the future, our ability to complete securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available.
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
The way we account for our convertible notes may impact our financial results and the market price of our common stock. For example, in 2022, we adopted a new accounting standard that requires the use of the “if-converted” method for calculating diluted earnings per share, which resulted in the reduction of our reported diluted earnings per share. See Footnote 16 “Debt” and Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for additional information regarding the accounting for our convertible notes.
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
We may not declare or pay dividends in the future at any particular rate or at all. Our Board makes all decisions regarding our payment of dividends, subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board considers relevant. Certain of the agreements governing our indebtedness restrict our ability and the ability of our subsidiaries to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends may also result in an adjustment to the conversion rate of the Convertible Notes and related warrants in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
Anti-takeover provisions in our organizational documents, Delaware law and in certain of our agreements could delay or prevent a change in control.
Provisions of our Charter and Bylaws, as well as provisions in the agreements with our licensors, may delay or prevent a merger or acquisition that a stockholder may consider favorable. For example, our Charter and Bylaws require advance notice for stockholder proposals and nominations, place limits on convening stockholder meetings and authorize our Board of Directors to issue one or more series of preferred stock. Delaware law also restricts some business combinations between any holder of 15% or more of our outstanding common stock and us. The fact that these provisions and statutory restrictions may discourage acquisition proposals or delay or prevent a change in control could harm our stock price. Delaware law also restricts some business combinations between any holder of 15% or more of our outstanding common stock and us.
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
In connection with Vistana’s spin-off from Starwood and acquisition by ILG (the “Vistana Spin-Off”), ILG and Vistana entered into a Tax Matters Agreement that restricts them from actions or omissions that would cause the Vistana Spin-Off to become taxable. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Starwood or its stockholders for which we may be obligated to indemnify Starwood. Even if we are not responsible for such tax liabilities under the Tax Matters Agreement, we may be liable under applicable tax law for such liabilities if Starwood fails to pay such taxes. For two years after the Vistana Spin-Off, the Tax Matters Agreement prohibited Vistana and ILG from taking certain actions involving their stock or Vistana’s assets because the Vistana Spin-Off would be taxable to Starwood (but not to Starwood stockholders) pursuant to Section 355(e) of the Internal Revenue Code if there was a direct or indirect 50% or greater change in Vistana’s ownership as part of a plan or series of related transactions including the Vistana Spin-Off. The Vistana acquisition was not expected to violate this rule because Starwood stockholders held over 50% by vote and value of ILG stock (and, thus, indirectly, of Vistana) immediately after the Vistana acquisition. However, the ILG Acquisition diluted the indirect ownership of Vistana by its former stockholders below 50%. We received an opinion from KPMG LLP that entering into the ILG Acquisition would not affect the tax-free status of the Vistana Spin-Off; however, this opinion does not bind the Internal Revenue Service ( the “IRS”) or any court. If the IRS asserts that the ILG Acquisition is part of a plan or series of related transactions including the Vistana Spin-Off and the Vistana acquisition, and this assertion is sustained, the Vistana Spin-Off would be subject to the application of Section 355(e) of the Code, and we would be liable to indemnify Starwood (or Marriott International) for any resulting tax liability pursuant to the Tax Matters Agreement.
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
We maintain a cybersecurity program designed to protect our information, and that of our customers, against cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems.
Governance
Board of Directors
Our Board is responsible for overseeing our processes for assessing and managing enterprise risk, including with respect to cybersecurity. The Board considers our risk profile when reviewing our annual business plan and incorporates risk assessment into its decisions.
Our Board has delegated the primary responsibility for oversight of cybersecurity risk to the Audit Committee. The Audit Committee regularly reviews our cybersecurity and data security risks and mitigation strategies. At least twice each year, the Audit Committee receives reports and presentations from members of our team responsible for overseeing our cybersecurity risk management, including our Senior Vice President, Global Information Security (“SVP-GIS”) and our Executive Vice President and Chief Information Officer (“EVP-CIO”), and periodically receives reports and presentations from third parties. These reports may address a wide range of topics, including recent developments, evolving standards, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Audit Committee reports to the Board on data protection and cybersecurity matters. We also have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported to the Audit Committee in a timely manner.
Management
We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the escalation of certain cybersecurity incidents.
At the management level, our SVP-GIS is responsible for the assessment and management of risks from cybersecurity threats. Our SVP-GIS has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at the Company and elsewhere and maintains several certifications, including Certified Information Systems Security Professional (“CISSP”) from ISC Squared and Certified Information Security Manager (“CISM”) from the Informations Systems Audit and Control Association (“ISACA”). Our SVP-GIS leads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection policies and practices across our business and reports directly to our EVP-CIO. Our SVP-GIS’s direct reports include a number of experienced information security leaders responsible for various aspects of our security program, each of whom is supported by a team of experienced cybersecurity professionals.
The functions that report to our SVP-GIS include: cybersecurity risk management, Payment Card Industry compliance, and security testing; operation of protective security tools and systems; security monitoring, incident response, and digital forensics; security research and development and support for information technology and security functions.
Our SVP-GIS works closely with our Law Department and regularly engages expert consultants and other third parties to assist with assessing, identifying, and managing cybersecurity risks and to oversee compliance with legal, regulatory and contractual security requirements. The EVP-CIO and SVP-GIS also periodically attend Audit Committee meetings to report on any material developments.
Risk Management and Strategy
We employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. Our processes and systems include automated tools and technical safeguards managed and monitored by our cybersecurity team. We currently carry cybersecurity insurance, however, we cannot assure you that we will be able to maintain such policies in the future or that they will be sufficient to cover all potential cybersecurity events or losses we incur in connection with such events.

We require our associates to receive annual training on our information security policies. This may include, but is not limited to, training regarding information classification and handling, data privacy, physical security, phishing, malware and ransomware, social engineering, identifying and reporting information security incidents, and secure credit card handling, as well as additional topics based on job roles and responsibilities. We also maintain written information security policies and procedures that apply to the entire Company and third parties who handle our data or have access to our information technology systems. These policies and procedures establish the framework for our information security program and cover topics such as acceptable use of information systems, security risk management, access management, audit and logging, patching, and security requirements for numerous technologies. These policies and procedures are reviewed at least annually, updated as necessary and integrated into employee training programs and our contracting process. We are also subject to the Payment Card Industry Data Security Standard and we perform an annual self-assessment according to the requirements set forth by the Payment Card Industry Security Standards Council.
Incident Response
We have adopted an Incident Response Plan (the “IRP”) that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to cybersecurity incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to all devices and network services that are owned or managed by the Company. The IRP is practiced through walkthroughs and tabletop exercises on at least an annual basis.
The SVP-GIS is responsible for maintaining our IRP. Potentially significant threats are escalated to an interdisciplinary data breach response team (the “DBRT”), which is led our EVP-CIO and co-chaired by the SVP-GIS, our head of data privacy and a representative from our Law Department. The DBRT is responsible for oversight and handling of significant security threats, incidents, and issues that involve data loss or operational impact to our business through a documented process. Potentially material cyber events are escalated by our EVP-CIO to executive management and reviewed with members of the Company’s Disclosure Committee.
Material Cybersecurity Risk, Threats & Incidents
Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. We and the companies we work with have experienced cybersecurity threats to our data and systems, including ransomware and other forms of malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. For example, in June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third-parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Risks from cybersecurity threats, including as a result of such previous incident, have not materially affected us, including our business strategy, results of operations or financial condition for the periods covered by this Annual Report, and we do not believe that such risks are reasonably likely to have such an effect over the long term. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Annual Report under the heading “Failure to maintain the integrity of internal or customer data or to protect our information systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to costs, fines or lawsuits,” which should be read in conjunction with the foregoing information.
Item 2.        Properties
As of December 31, 2023, our vacation ownership portfolio consisted of approximately 120 properties in the United States and thirteen other countries and territories. These properties are described in Part I, Item 1, “Business” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts in our Vacation Ownership segment, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. In 2020, we entered into a finance lease agreement for our new corporate headquarters office building in Orlando, Florida. The lease for the new building commenced for accounting purposes during the first quarter of 2023, upon the substantial completion of construction. In the fourth quarter of 2023, we relocated from our former corporate headquarters to our new corporate headquarters office building. See Footnote 14 “Leases” for additional information.

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
Holders of Record
On February 21, 2024, there were 22,402 holders of record of our common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2023 – October 31, 2023	176,000	$93.40	176,000	$459,314,827
November 1, 2023 – November 30, 2023	134,000	$79.55	134,000	$448,655,123
December 1, 2023 – December 31, 2023	121,000	$83.15	121,000	$438,594,526
Total	431,000	$86.22	431,000	$438,594,526
(1)On September 13, 2021, our Board of Directors authorized a share repurchase program under which we were authorized to purchase shares of our common stock for an aggregate purchase price not to exceed $250 million, prior to December 31, 2022. On February 22, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock and extended the term of our share repurchase program to March 31, 2023. On August 1, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of our common stock and extended the term of our share repurchase program to June 30, 2023. On May 11, 2023, we announced that our Board of Directors increased the then-remaining authorization to authorize purchases of up to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024.
(2)The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. See Footnote 17 “Stockholders' Equity” to our Financial Statements for further information. All dollar amounts presented exclude such excise tax, as applicable.

Performance Graph

Comparison of Cumulative Total Return
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Marriott Vacations Worldwide Corporation
S&P MidCap 400 Index
S&P Composite 1500 Hotels, Resorts & Cruise Lines Index

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index (which has included our common stock since our acquisition of ILG), and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2018. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.
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
Our discussion and analysis of fiscal year 2023 to fiscal year 2022 is included herein. Our discussion and analysis of fiscal year 2022 to fiscal year 2021 has been omitted from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 27, 2023.

Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental, and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
Our Vacation Ownership segment includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We also have a license to use the St. Regis brand for specified fractional ownership products.
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
Integration of Marriott-, Sheraton- and Westin- Branded Vacation Ownership Products
In 2016, Marriott International purchased Starwood Hotels and Resorts Worldwide, Inc., which at the time exclusively licensed the Sheraton and Westin vacation ownership brands to Legacy-ILG. Part of the rationale for our acquisition of ILG in 2018 was to achieve operating efficiencies and business growth by leveraging the brands licensed by Marriott International and its subsidiaries to us and to ILG. In August 2022, we launched Abound by Marriott Vacations, an owner benefit and exchange program which affiliates the Marriott, Sheraton and Westin vacation ownership brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott-, Sheraton- and Westin-branded VOIs can access over 90 resorts under the Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club brands using a common currency. The program also harmonizes fee structures and owner benefit levels and has allowed us to transition most of our Legacy-ILG sales galleries to sell our Marriott Vacation Club Destinations product. Further, in late 2022, we added certain Sheraton- and Westin- branded VOIs to the Marriott Vacation Club Destinations product.
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (also referred to as “VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of our contracts with the customer and business practices, control of the vacation ownership product has historically transferred to the customer at different points in time for each brand of VOIs. In the third quarter of 2022, we aligned our business practices and contract terms for the sale of vacation ownership products (the “Contract Alignment”), resulting in the prospective change in the timing of the transfer of control to the customer for Marriott-branded VOIs. Prior to these changes, control transfer occurred at closing for Marriott-branded vacation ownership products. Subsequent to the Contract Alignment, transfer of control of Marriott-branded vacation ownership products occurs at expiration of the statutory rescission period, consistent with the historical timing of Sheraton- and Westin- branded transactions. Marriott-branded VOI sales contracts executed prior to these modifications have been accounted for with transfer of control of the VOI occurring at closing. Control transfer for Hyatt Vacation Club VOIs occurs at expiration of the statutory rescission period, except that control transfer for VOIs derived from Legacy-Welk continues to occur at closing.

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
Management and exchange expenses include costs to operate the food and beverage outlets and other ancillary operations and to provide overall customer support services, including reservations, and certain transaction-based expenses relating to exchange service providers.
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

In our Exchange & Third-Party Management segment, we offer vacation rental opportunities at managed properties through our Aqua-Aston business, and for the period prior to its disposition in the second quarter of 2022, VRI Americas. We also offer vacation rental offers known as Getaways to members of the Interval Network and certain other membership programs. Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations typically become available as Getaways as a result of seasonal oversupply or underutilized space in the applicable exchange program. We also source resort accommodations specifically for the Getaways program. Rental revenues associated with Getaways are reported net of related expenses.
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
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), owner use and exchange behavior, unsold inventory on hand and keys allocated for preview stays. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain inventory may be limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our Vacation Ownership segment units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a primary unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.
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
Transaction and Integration Costs
Transaction and integration costs primarily include fees paid to change-management consultants, technology-related costs associated with the integration of ILG and Welk and charges for employee retention, severance and other termination-related benefits. Transaction and integration costs also include costs related to the ILG and Welk Acquisitions, primarily for financial advisory, legal, and other professional service fees, as well as certain tax-related accruals. Commencing in the third quarter of 2023, we discontinued classifying costs associated with the continued integration of ILG in Transaction and integration costs. Further costs incurred are reflected in the operating results of each of our segments and/or General and administrative expenses.

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
•Total active members is the number of Interval Network active members at the end of the applicable period. We consider active members to be an important metric because it represents the population of owners eligible to book transactions using the Interval Network.
•Average revenue per member is calculated by dividing membership fee revenue, transaction revenue, rental revenue, and other member revenue for the Interval Network by the monthly weighted average number of Interval Network active members during the applicable period. We believe this metric is valuable in measuring the overall engagement of our Interval Network active members.
•Segment financial results attributable to common stockholders represents revenues less expenses directly attributable to each applicable reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We consider this measure to be important in evaluating the performance of our reportable business segments. See Footnote 20 “Business Segments” to our Financial Statements for further information on our reportable business segments.
NM = Not meaningful.

CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2023	2022	2021
REVENUES
Sale of vacation ownership products	$1,460	$1,618	$1,153
Management and exchange	813	827	855
Rental	571	551	486
Financing	322	293	268
Cost reimbursements	1,561	1,367	1,128
TOTAL REVENUES	4,727	4,656	3,890
EXPENSES
Cost of vacation ownership products	224	289	250
Marketing and sales	823	807	617
Management and exchange	442	444	521
Rental	452	382	344
Financing	113	75	88
General and administrative	273	249	227
Depreciation and amortization	135	132	146
Litigation charges	13	11	10
Restructuring	6	—	—
Royalty fee	117	114	106
Impairment	32	2	3
Cost reimbursements	1,561	1,367	1,128
TOTAL EXPENSES	4,191	3,872	3,440
Gains (losses) and other income (expense), net	47	40	(51)
Interest expense, net	(145)	(118)	(164)
Transaction and integration costs	(37)	(125)	(110)
Other	(3)	1	2
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	398	582	127
Provision for income taxes	(146)	(191)	(74)
NET INCOME	252	391	53
Net loss (income) attributable to noncontrolling interests	2	—	(4)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$254	$391	$49
Operating Statistics

	Fiscal Years			2023 vs. 2022
(Contract sales $ in millions)	2023	2022	2021	Change
Vacation Ownership
Total contract sales	$1,800	$1,874	$1,411	$(74)	(4%)
Consolidated contract sales	$1,772	$1,837	$1,374	$(65)	(4%)
Joint venture contract sales	$28	$37	$37	$(9)	(24%)
VPG	$4,088	$4,421	$4,356	$(333)	(8%)
Exchange & Third-Party Management
Total active members at end of year (000's)	1,564	1,566	1,296	(2)	—%
Average revenue per member	$156.65	$157.97	$179.48	$(1.32)	(1%)

Revenues

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Vacation Ownership	$4,468	$4,342	$3,539	$126	3%
Exchange & Third-Party Management	262	291	320	(29)	(10%)
Total Segment Revenues	4,730	4,633	3,859	97	2%
Consolidated Property Owners’ Associations	(3)	23	31	(26)	(112%)
Total Revenues	$4,727	$4,656	$3,890	$71	2%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income or loss attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to stockholders. We also use Adjusted EBITDA, as do analysts, lenders, investors, and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others of results from our on-going core operations before the impact of these items with results from other companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with net income or loss attributable to common stockholders, which is the most directly comparable GAAP financial measure.

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Net income attributable to common stockholders	$254	$391	$49	$(137)	(35%)
Interest expense, net	145	118	164	27	23%
Provision for income taxes	146	191	74	(45)	(24%)
Depreciation and amortization	135	132	146	3	2%
EBITDA	680	832	433	(152)	(18%)
Share-based compensation expense	31	39	51	(8)	(21%)
Certain items	50	95	173	(45)	(47%)
Adjusted EBITDA	$761	$966	$657	$(205)	(21%)
Adjusted EBITDA Margin	24%	29%	24%	(5 pts)

In the third quarter of 2022, in connection with the unification of our Marriott-, Westin-, and Sheraton- branded vacation ownership products under the Abound by Marriott Vacations program, we aligned our business practices and contract terms for the sale of vacation ownership products (the “Contract Alignment”), resulting in the prospective acceleration of revenue for the sale of Marriott-branded VOIs. The Contract Alignment increased Net income attributable to common stockholders and Adjusted EBITDA by $34 million and $46 million in 2022, respectively. In addition, we combined and aligned our reserve methodology for vacation ownership notes receivable for these brands (the “Reserve Alignment”), resulting in a $4 million increase in Net income attributable to common stockholders and a $5 million increase in Adjusted EBITDA. Together, these changes are hereinafter referred to as the “Alignment.” See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information on the Reserve Alignment.
The table below details the components of Certain items for 2023 and 2022.

	Fiscal Years
($ in millions)	2023		2022
ILG integration	$15		$98
Welk acquisition and integration	22		14
Other transformation initiatives	—		10
Other transaction costs	—		3
Transaction and integration costs		37		125
Early redemption of senior secured notes	10		—
Gain on disposition of hotel, land, and other	(8)		(33)
Gain on disposition of VRI Americas	—		(17)
Foreign currency translation	(6)		10
Insurance proceeds	(9)		(6)
Change in indemnification asset	(31)		3
Other	(3)		3
Gains and other income, net		(47)		(40)
Purchase accounting adjustments		8		11
Litigation charges		13		11
Restructuring charges		6		—
Impairment charges		32		2
Expiration/forfeiture of deposits on pre-acquisition preview packages		—		(6)
Early termination of VRI management contract		—		(2)
Change in estimate relating to pre-acquisition contingencies		—		(12)
Other		1		6
Total Certain items		$50		$95
Commencing in the third quarter of 2023, we discontinued classifying costs associated with the continued integration of ILG in Transaction and integration costs. Further costs incurred are reflected in the operating results of each of our segments and/or General and administrative expenses.

Segment Adjusted EBITDA

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Vacation Ownership	$883	$1,033	$699	$(150)	(15%)
Exchange & Third-Party Management	130	148	144	(18)	(13%)
Segment Adjusted EBITDA	1,013	1,181	843	(168)	(14%)
General and administrative	(273)	(249)	(227)	(24)	(10%)
Other	21	34	41	(13)	(37%)
Adjusted EBITDA	$761	$966	$657	$(205)	(21%)
The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Segment financial results	$777	$961	$585	$(184)	(19%)
Depreciation and amortization	93	92	89	1	2%
Share-based compensation expense	8	7	6	1	20%
Certain items	5	(27)	19	32	117%
Segment Adjusted EBITDA	$883	$1,033	$699	$(150)	(15%)
We recognized an additional $51 million of Adjusted EBITDA in the Vacation Ownership segment during 2022 as a result of the Alignment. The table below details the components of Certain items for the Vacation Ownership segment financial results for 2023 and 2022.

	Fiscal Years
($ in millions)	2023		2022
Transaction and integration costs		$—		$3
Gain on disposition of hotel, land, and other	(7)		(33)
Insurance proceeds	(9)		(4)
Change in indemnification asset	(9)		—
Other	(4)		—
Gains and other income, net		(29)		(37)
Purchase accounting adjustments		8		11
Litigation charges		12		9
Impairment charges		12		2
Expiration/forfeiture of deposits on pre-acquisition preview packages		—		(6)
Change in estimate relating to pre-acquisition contingencies		—		(12)
Other		2		3
Total Certain items		$5		$(27)

Exchange & Third-Party Management

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Segment financial results	$93	$132	$93	$(39)	(30%)
Depreciation and amortization	31	31	48	—	(2%)
Share-based compensation expense	2	2	2	—	(23%)
Certain items	4	(17)	1	21	122%
Segment Adjusted EBITDA	$130	$148	$144	$(18)	(13%)
The table below details the components of Certain items for the Exchange & Third-Party Management segment financial results for 2023 and 2022.

	Fiscal Years
($ in millions)	2023		2022
Gain on disposition of hotel, land, and other	$(1)		$—
Gain on disposition of VRI Americas	—		(17)
Foreign currency translation	—		2
Gains and other income, net		(1)		(15)
Litigation charges		1		—
Impairment charges		4		—
Early termination of VRI management contract		—		(2)
Total Certain items		$4		$(17)

BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 20 “Business Segments” to our Financial Statements for further information on our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2023	2022	2021
REVENUES
Sale of vacation ownership products	$1,460	$1,618	$1,153
Resort management and other services	568	534	470
Rental	531	509	446
Financing	322	293	268
Cost reimbursements	1,587	1,388	1,202
TOTAL REVENUES	4,468	4,342	3,539
EXPENSES
Cost of vacation ownership products	224	289	250
Marketing and sales	823	807	617
Resort management and other services	270	240	200
Rental	466	400	394
Financing	113	75	88
Depreciation and amortization	93	92	89
Litigation charges	12	9	9
Royalty fee	117	114	106
Impairment	12	2	—
Cost reimbursements	1,587	1,388	1,202
TOTAL EXPENSES	3,717	3,416	2,955
Gains and other income, net	29	37	1
Transaction and integration costs	—	(3)	(2)
Other	(3)	1	2
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	777	961	585
Net income attributable to noncontrolling interests	—	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$777	$961	$585

Sale of Vacation Ownership Products

	Fiscal Years						2023 vs. 2022
($ in millions)	2023	% of Consolidated Contract Sales, Net of Resales	2022	% of Consolidated Contract Sales, Net of Resales	2021	% of Consolidated Contract Sales, Net of Resales	Change
Consolidated contract sales	$1,772		$1,837		$1,374		$(65)	(4%)
Joint venture contract sales	28		37		37		(9)	(24%)
Total contract sales	1,800		1,874		1,411		(74)	(4%)
Less resales contract sales	(42)		(40)		(26)		(2)
Less joint venture contract sales	(28)		(37)		(37)		9
Consolidated contract sales, net of resales	1,730		1,797		1,348		(67)	(4%)
Plus:
Settlement revenue	39	2%	36	2%	28	2%	3
Resales revenue	22	1%	20	1%	12	1%	2
Revenue recognition adjustments:
Reportability	3	—%	43	2%	(44)	(3%)	(40)
Sales reserve	(232)	(13%)	(170)	(9%)	(101)	(8%)	(62)
Other(1)	(102)	(6%)	(108)	(6%)	(90)	(7%)	6
Sale of vacation ownership products	$1,460	84%	$1,618	90%	$1,153	86%	$(158)	(10%)

Financing propensity	58.1%		53.9%		52.7%		4.2 pts
Average FICO Score(2)	735		734		732
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
2023 Compared to 2022
Contract sales declined due to an 8% decline in VPG, partially offset by tour growth of 4%. The decline in VPG is attributed to the normalization of sales following the COVID-19 pandemic, the transition of certain Legacy-ILG sales galleries to selling our Marriott Vacation Club Destinations product and the impact of the reduced activity at our sales centers in Maui due to the wildfires. These results reflect a 46% and 14% increase in tours and VPG, respectively, in Asia Pacific resulting from the rebound of our sales operations in response to the increase in travel in this region following the COVID-19 pandemic.
Revenue reportability declined due to the non-recurring impact of the Alignment recorded in 2022, which resulted in an increase in reportability of $58 million in 2022.
The increase in the sales reserve is due to an adjustment to our sales reserve recorded in the third quarter of 2023 (referred to as the “2023 Reserve Adjustment” and discussed further below), an increase in the sales reserve rate in the fourth quarter of 2023 to provide for increased defaults consistent with the 2023 Reserve Adjustment, and an increase in financing propensity, partially offset by the non-recurring $19 million Reserve Alignment recorded in 2022.
In the third quarter of 2023, we evaluated our vacation ownership notes receivable reserve in light of trends in delinquencies and default rates. As a result, we increased our originated vacation ownership notes receivable reserve by $59 million. We primarily used a similar historical period of increased defaults as a basis for estimating the increase in our reserve. The additional reserve adjusted our future default rate estimates to reflect then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity.

The $19 million Reserve Alignment in 2022 was offset by a $19 million decrease in the acquired reserve for vacation ownership notes receivable recorded as a reduction of Financing expenses in 2022.
Development Profit

	Fiscal Years						2023 vs. 2022
($ in millions)	2023	% of Revenue	2022	% of Revenue	2021	% of Revenue	Change
Sale of vacation ownership products	$1,460		$1,618		$1,153		$(158)	(10%)
Cost of vacation ownership products	(224)	(15%)	(289)	(18%)	(250)	(22%)	65	23%
Marketing and sales	(823)	(56%)	(807)	(50%)	(617)	(54%)	(16)	(2%)
Development profit	$413		$522		$286		$(109)	(21%)
Development profit margin	28.3%		32.2%		24.8%		(3.9 pts)
2023 Compared to 2022
The decrease in Development profit reflects lower contract sales volumes and higher sales reserves, higher marketing and sales costs attributed to the 4% increase in tours, lower VPGs and higher than normal inflation, partially offset by $13 million of favorable product cost true-up activity and a lower average cost of inventory in 2023.
Excluding the impact of the $49 million 2023 Reserve Adjustment ($59 million gross, offset by a $10 million reduction in Cost of vacation ownership products) and the $32 million Alignment in 2022, Development profit decreased $28 million and Development profit margin decreased by approximately 60 basis points. We expect future development profit margins to decline slightly resulting from increasing our sales reserve to reflect more recent default activity and an increase in Cost of vacation ownership products.
Resort Management and Other Services Revenues, Expenses and Profit

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Management fee revenues	$180	$166	$158	$14	8%
Ancillary revenues	252	241	188	11	5%
Other management and exchange revenues	136	127	124	9	7%
Resort management and other services revenues	568	534	470	34	6%
Resort management and other services expenses	(270)	(240)	(200)	(30)	(12%)
Resort management and other services profit	$298	$294	$270	$4	1%
Resort management and other services profit margin	52.4%	55.1%	57.5%	(2.7 pts)
Resort occupancy(1)	88.1%	89.3%	81.6%	(1.2 pts)
(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
2023 Compared to 2022
The increase in Resort management and other services revenues reflects higher ancillary revenues, including revenues from food and beverage and golf offerings (resulting in a 6% increase in revenue per occupied key, partially offset by a 2% decrease in occupied keys at resorts with ancillary businesses), and higher management fees and commissions from third-party vacation and other offerings. The decline in occupied keys at resorts with ancillary businesses was primarily in Maui due to the wildfires.
The increase in Resort management and other services expenses reflects an increase in ancillary expenses of $19 million due to increased volumes sold, inflation and foreign currency exchange rate changes in Mexico, and an increase in customer services and exchange company expenses of $11 million due to incremental headcount, wages, benefits, and other operating cost increases.

Rental Revenues, Expenses and Margin

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Rental revenues	$531	$509	$446	$22	4%
Rental expenses	(466)	(400)	(394)	(66)	(16%)
Rental profit	$65	$109	$52	$(44)	(40%)
Rental profit margin	12.4%	21.4%	11.7%	(9.0 pts)

	Fiscal Years			2023 vs. 2022
(transient keys in millions)	2023	2022	2021	Change
Transient keys rented(1)	2,072,590	2,073,945	1,933,746	(1,355)	—%
Average transient key rate	$268.79	$268.39	$245.79	$0.40	—%
Rental occupancy(2)	68.2%	70.3%	55.1%	(2.1 pts)
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
2023 Compared to 2022
Rental profit excluding profit from our owned hotels declined $38 million due to a $49 million increase in unsold maintenance fees associated with developer owned inventory, $11 million of decreased profit (due to lower demand, the impact of the Maui wildfires, and an unfavorable change in the mix of keys available to rent), and $5 million of increased costs associated with higher owner utilization of third-party vacation and other offerings. These decreases were partially offset by $21 million of higher plus points revenue and a $6 million reduction in costs associated with occupancy used for marketing and sales activities.
Rental profit for our owned hotels declined by $6 million, or 34%, primarily attributed to the disposition of our Puerto Vallarta and Branson hotels in 2022 and 2023, respectively.
Financing Revenues, Expenses and Margin

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Financing revenues	$322	$293	$268	$29	10%
Financing expenses	(36)	(20)	(38)	(16)	(82%)
Consumer financing interest expense	(77)	(55)	(50)	(22)	(40%)
Financing profit	$209	$218	$180	$(9)	(4%)
Financing profit margin	64.9%	74.5%	67.1%	(9.6 pts)
Financing propensity	58.1%	53.9%	52.7%	4.2 pts
2023 Compared to 2022
The increase in Financing revenues reflects $31 million of higher interest income as a result of a higher average vacation ownership notes receivable balance and a slightly higher average interest rate and $1 million of higher late and service fees, offset by $3 million of higher plus point financing incentive costs (recorded as a reduction of interest income). We plan to continue offering financing incentives to certain customers in the future.
Excluding the $19 million Reserve Alignment recorded in 2022, which reduced the reserve related to our acquired vacation ownership notes receivable (recorded as a reduction of Financing expenses), the decline in Financing expenses is attributed to a reduction in the acquired vacation ownership notes receivable reserve of $3 million during 2023.
The increase in consumer financing interest expense is attributable to the higher average securitized debt and a higher average interest rate on our more recent term securitization transactions. We expect consumer financing interest expense to continue to increase as the rates on new securitizations exceed the current weighted average of our portfolio. We expect originations of vacation ownership notes receivable to outpace payoffs. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; thus, we expect our financing profit margin to decrease in the near term.
Litigation Charges

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Litigation charges	$12	$9	$9	$3	36%
2023 Compared to 2022
During 2023 and 2022, the litigation charges relate primarily to our business in Europe.
Royalty Fee

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Royalty fee	$117	$114	$106	$3	3%
2023 Compared to 2022
Royalty fee expense increased $2 million due to increased variable royalty fees paid to Hyatt, which became effective in the fourth quarter of 2022, and a $1 million increase in initial sales of our inventory, which carry a higher royalty fee as compared to sales of pre-owned inventory (two percent versus one percent).
Impairment

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Impairment	$12	$2	$—	$10	NM
During 2023, we recorded non-cash impairment charges of $8 million related to our investment in a joint venture, $2 million related to an ancillary operation in Europe, and $2 million related to an owned hotel.
During 2022, we recorded a non-cash impairment charge of $2 million related to an ancillary operation in Europe.
Gains and Other Income

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Gains and other income, net	$29	$37	$1	$(8)	(23%)
During 2023, we recorded a $9 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, $9 million related to the receipt of business interruption and property damage insurance proceeds, $7 million of gains on the disposition of excess real estate, and $4 million of gains associated with the earn out of additional proceeds from the 2019 disposition of a land parcel in Cancun, Mexico.
During 2022, we recorded gains and other income of $33 million related to the strategic decision to dispose of our hotel in Puerto Vallarta, Mexico, $3 million related to the receipt of business interruption insurance proceeds, and $1 million related to property insurance proceeds.

EXCHANGE & THIRD-PARTY MANAGEMENT
Our Exchange & Third-Party Management segment is comprised of the Interval International and Aqua-Aston businesses. The Interval International business offers a variety of membership programs and travel related products to approximately 1.6 million members and the Aqua-Aston business provides property management and rental services to property owners at 25 resorts and lodging properties. Our results include those of VRI Americas for the period prior to its disposition in the second quarter of 2022.

	Fiscal Years
($ in millions)	2023	2022	2021
REVENUES
Management and exchange	$206	$226	$233
Rental	40	42	40
Cost reimbursements	16	23	47
TOTAL REVENUES	262	291	320
EXPENSES
Management and exchange	118	120	131
Depreciation and amortization	31	31	48
Litigation charges	1	—	—
Restructuring	—	—	1
Impairment	4	—	—
Cost reimbursements	16	23	47
TOTAL EXPENSES	170	174	227
Gains and other income, net	1	15	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$93	$132	$93
Management and Exchange Profit

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Management and exchange revenue	$206	$226	$233	$(20)	(9%)
Management and exchange expense	(118)	(120)	(131)	2	1%
Management and exchange profit	$88	$106	$102	$(18)	(18%)
Management and exchange profit margin	42.5%	47.0%	43.8%	(4.5 pts)
2023 Compared to 2022
Excluding the $12 million decrease attributed to the disposition of our VRI Americas business during the second quarter of 2022, management and exchange revenue decreased $8 million or 4%. Interval International management and exchange revenues declined $5 million or 3%, primarily attributed to lower transaction volume and lower membership revenues due to the continued shift in mix to corporate members, which have a lower propensity to transact than our traditional members. Exchange transaction volume declined 5% and average revenue per member decreased 1% compared to the prior year. Aqua-Aston management revenue declined $3 million due to higher property level expenses, which adversely impacted management fees, and a reduction in the number of units managed at a property in Maui.
Excluding the impact of the disposition of VRI Americas, management and exchange profit decreased by $14 million or 14% from the prior year, primarily attributed to higher information technology costs, marketing and sales costs and higher wages and benefits and lower revenues.

Rental Revenues

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Rental revenues	$40	$42	$40	$(2)	(4%)
2023 Compared to 2022
Lower rental revenues reflect higher rental inventory procurement costs, which are recorded net within Rental revenues.
Impairment

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Impairment	$4	$—	$—	$4	NM
During 2023, we impaired an investment in a management contract.
Gains and Other Income

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Gains and other income, net	$1	$15	$—	$(14)	(95%)
During 2023, we recorded a gain on the disposition of excess real estate of $1 million.
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

	Fiscal Years
($ in millions)	2023	2022	2021
REVENUES
Resort management and other services	$39	$67	$152
Cost reimbursements	(42)	(44)	(121)
TOTAL REVENUES	(3)	23	31
EXPENSES
Resort management and other services	54	84	190
Rental	(14)	(18)	(50)
General and administrative	273	249	227
Depreciation and amortization	11	9	9
Litigation charges	—	2	1
Restructuring	6	—	(1)
Impairment	16	—	3
Cost reimbursements	(42)	(44)	(121)
TOTAL EXPENSES	304	282	258
Gains (losses) and other income (expense), net	17	(12)	(52)
Interest expense, net	(145)	(118)	(164)
Transaction and integration costs	(37)	(122)	(108)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(472)	(511)	(551)
Provision for income taxes	(146)	(191)	(74)
Net loss (income) attributable to noncontrolling interests	2	—	(4)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(616)	$(702)	$(629)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance, and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations.

	Fiscal Years
($ in millions)	2023	2022	2021
REVENUES
Resort management and other services	$39	$64	$152
Cost reimbursements	(42)	(44)	(121)
TOTAL REVENUES	(3)	20	31
EXPENSES
Resort management and other services	54	84	190
Rental	(14)	(18)	(50)
Cost reimbursements	(42)	(44)	(121)
TOTAL EXPENSES	(2)	22	19
Losses and other expense, net	—	(3)	(4)
Interest expense, net	1	—	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	—	(5)	8
Provision for income taxes	(1)	(1)	(1)
Net loss (income) attributable to noncontrolling interests	2	—	(4)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1	$(6)	$3
General and Administrative

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
General and administrative	$273	$249	$227	$24	10%
2023 Compared to 2022
General and administrative expenses increased due to $31 million of costs related to the implementation of technology, $14 million of increased wages and benefits, $8 million related to new product development initiatives, $6 million of increased insurance expense, $6 million of incremental costs related to compliance activities and $7 million of other miscellaneous expenses, partially offset by a $39 million decrease in variable compensation expense and $9 million of higher allocations of general and administrative expenses to operations.
We expect General and administrative expenses to increase in the near term due to the continued impact of increased wages and variable compensation expense and additional investment in upgrading, maintaining, and implementing new technology, including costs associated with our continued transition to software as a service, which are recorded as a component of General and administrative expense as opposed to Depreciation expense.
Restructuring

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Restructuring	$6	$—	$(1)	$6	NM
During 2023, we realigned our management structure, resulting in severance costs associated with the elimination of certain positions.

Impairment

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Impairment	$16	$—	$3	$16	NM
During 2023, upon our relocation to our new corporate headquarters, we recorded a non-cash impairment of a right-of-use asset related to operating leases for our legacy corporate headquarters located in Orlando, Florida, as we do not expect proceeds from subleasing the spaces to exceed our future obligations under the operating leases.
Gains (Losses) and Other Income (Expense)

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Gains (losses) and other income (expense), net	$17	$(12)	$(52)	$29	NM
In 2023, we recorded a $22 million increase to our receivable from Marriott International for indemnified income tax matters (the offsetting accrual is included in the Provision for income taxes line) and $6 million of foreign currency translation gains, partially offset by a $10 million expense attributed to the redemption premium and write-off of unamortized debt issuance costs in connection with the early redemption of our 6.125% Senior Secured Notes due 2025 (“2025 Notes”).
In 2022, we recorded $8 million of foreign currency translation losses, $3 million of non-cash losses pursuant to a change in control of certain Consolidated Property Owners’ Associations as a result of which we ceased consolidating these owners’ associations, $3 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International for indemnified tax matters, partially offset by $2 million of proceeds from corporate owned life insurance.
Interest Expense

	Fiscal Years			2023 vs. 2022
($ in millions)	2023	2022	2021	Change
Interest expense, net	$(145)	$(118)	$(164)	$(27)	(23%)
2023 Compared to 2022
The increase in Interest expense, net is attributed to $20 million of higher interest expense associated with our 2027 Convertible Notes issued in December 2022, $17 million associated with higher borrowings and higher variable interest rates on both the Warehouse Credit Facility and the Revolving Corporate Credit Facility, $10 million of higher interest expense associated with higher variable interest rates and the expiration of a portion of our interest rate hedges on the $900 million term loan facility included in our corporate credit facility Term Loan, $7 million of interest expense related to leased assets and $2 million of higher interest on non-income tax related items. This was partially offset by $16 million of lower interest expense associated with the early redemption of our 2025 Notes, $9 million of lower interest expense associated with our 2022 Convertible Notes which were repaid at maturity and $4 million of higher interest income.
Income Tax

	Fiscal Years
($ in millions)	2023	2022	2021
Provision for income taxes	$(146)	$(191)	$(74)
Effective tax rate	36.5%	32.9%	58.4%
2023 Compared to 2022
The change in our income tax expense is attributable to lower income before income taxes and noncontrolling interests ($49 million) and benefits from state tax rate changes and certain other foreign and permanent differences which were favorable to prior periods ($62 million). These decreases were partially offset by increases in uncertain tax benefits and changes in our valuation allowance ($66 million) of which $22 million is to be indemnified pursuant to a Tax Matters

Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc. and we have recorded a corresponding indemnification asset as a component of Gains (losses) and other income (expense), net on our Income Statements.
Refer to Footnote 5 “Income Taxes” for additional information.
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 non-U.S. countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and/or on different timelines. While we continue to monitor legislative developments, we do not anticipate Pillar 2 will have a material impact on our long-term financial position.
Liquidity and Capital Resources
Typically, our capital needs are supported by cash on hand, cash generated from operations, our ability to access funds under the Warehouse Credit Facility and the Revolving Corporate Credit Facility, our ability to raise capital through securitizations in the ABS market, and, to the extent necessary, our ability to issue new debt and refinance existing debt. We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, satisfy debt service requirements, fulfill other cash requirements, and return capital to stockholders. We continuously monitor the capital markets to evaluate the effect that changes in market conditions may have on our ability to fund our liquidity needs.
At December 31, 2023, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.7, above our targeted range of 2.5 to 3.0. We have no material maturities of corporate debt until the third quarter of 2025.
As of December 31, 2023, the interest rate applicable to approximately 80% of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was effectively fixed. The weighted average interest rate of our total corporate debt, excluding finance leases and including the impact of interest rate hedges, was 3.9% as of December 31, 2023. Approximately 70% of our corporate debt will be fixed once our interest rate hedges mature in April 2024.
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
Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, the majority of the notes receivable originated in connection with the sale of vacation ownership products to institutional investors in the ABS term securitization market. These vacation ownership notes receivable securitizations provide liquidity for general corporate purposes. In a vacation ownership notes receivable term securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single pool of transferred assets, which consist of vacation ownership notes receivable. In connection with each vacation ownership notes receivable securitization, we may retain all or a portion of the securities that are issued. Typically, we receive cash at inception of the term securitization transaction for the amount of notes issued less fees and monies held in reserve and we receive cash during the life of the transaction in amounts reflecting the excess spread of interest received on the related vacation ownership notes receivable less the interest payable on the ABS securities, less administrative fees and amounts from related vacation ownership notes receivable that default. We completed two term securitization transactions in 2023 resulting in net proceeds of $806 million.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2023, and as of December 31, 2023, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $8.9 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During 2023, we amended certain agreements associated with our Warehouse Credit Facility, which increased the borrowing capacity from $425 million to $500 million and extended the revolving period from July 28, 2024 to May 31, 2025. At December 31, 2023, we had $150 million of borrowings outstanding on our Warehouse Credit Facility.
As of December 31, 2023, $60 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote 15 “Securitized Debt’ and Footnote 19 “Variable Interest Entities” for further information on these facilities.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At December 31, 2023, $105 million of borrowings were outstanding on our Revolving Corporate Credit Facility and $24 million of letters of credit were outstanding. See Footnote 16 “Debt” to our Financial Statements for more information on interest rates pertaining to this facility.
Redemption of Senior Secured Notes
During 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in 2022. In connection with this redemption, we incurred charges of $10 million, including a redemption premium and the write-off of unamortized debt issuance costs, which were recorded in Gains (losses) and other income (expense), net on our Income Statement for the year ended December 31, 2023.
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
Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occurs in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points-based products, and in the first quarter for our weeks-based products. In addition, during the first quarter of each year, we generally have significant variable compensation-related cash outflows associated with payment of annual bonuses.

Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less Than (In Excess of) Cost of Sales

	Fiscal Years
($ in millions)	2023	2022	2021
Inventory spending	$(89)	$(138)	$(153)
Purchase of property for future transfer to inventory	(27)	(12)	(98)
Inventory costs	176	242	212
Inventory spending less than (in excess of) cost of sales	$60	$92	$(39)
Although we have significant inventory on hand, we intend to continue selectively pursuing growth opportunities by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. Where possible, we will structure transactions to limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership transaction structures may consist of the development of new inventory, or the conversion of previously built units, by third parties. In addition, we may develop inventory on balance sheet in key markets where we believe the opportunities will generate acceptable risk adjusted returns.
Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons for repurchasing inventory, we expect these repurchases will stabilize the future cost of our vacation ownership products.
Our spending for real estate inventory in 2023 was lower than our cost of sales and was primarily related to our purchases under our VOI repurchase programs. Purchase of property for future transfer to inventory included the acquisition of property in Savannah, Georgia and Charleston, South Carolina in 2023. We expect inventory spending to again be less than cost of sales for 2024.
Vacation Ownership Notes Receivable Collections Less Than of Originations

	Fiscal Years
($ in millions)	2023	2022	2021
Vacation ownership notes receivable collections — non-securitized	$152	$196	$129
Vacation ownership notes receivable collections — securitized	444	446	557
Vacation ownership notes receivable originations	(987)	(980)	(750)
Vacation ownership notes receivable collections less than originations	$(391)	$(338)	$(64)
Vacation ownership notes receivable collections were less than originations in 2023, 2022 and 2021 due to the growth of the average vacation ownership notes receivable portfolio.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the year ended December 31, 2023	2,367,855	286	120.55
As of December 31, 2023	25,141,073	$2,405	$95.65
See Footnote 17 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.

Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of common stock during the year ended December 31, 2023 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 1, 2022	December 22, 2022	January 5, 2023	$0.72
February 16, 2023	March 2, 2023	March 16, 2023	$0.72
May 11, 2023	May 25, 2023	June 8, 2023	$0.72
September 7, 2023	September 21, 2023	October 5, 2023	$0.72
On December 7, 2023, our Board of Directors declared a quarterly dividend of $0.76 per share that was paid subsequent to the end of 2023, on January 4, 2024, to stockholders of record as of December 21, 2023.
Subsequent to the end of 2023, on February 15, 2024, our Board of Directors declared a quarterly dividend of $0.76 per share to be paid on March 14, 2024 to stockholders of record as of February 29, 2024.
We currently expect to pay quarterly dividends in the future, but any future dividend payments will be subject to Board approval, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, and other business considerations that our Board considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit the payment of dividends. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at any particular rate or at all.
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of December 31, 2023:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt(1)	$3,256	$118	$1,517	$1,111	$510
Securitized debt(1) (2)	2,680	287	675	496	1,222
Purchase obligations(3)	468	204	219	40	5
Operating lease obligations	125	24	41	23	37
Finance lease obligations(4)(5)	525	17	29	24	455
Other long-term obligations	18	14	3	1	—
	$7,072	$664	$2,484	$1,695	$2,229
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)Payments based on estimated timing of cash flow associated with securitized notes receivable.
(3)Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding under such contracts and primarily relate to future purchases of vacation ownership units and information technology assets (hardware and software). Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(4)Includes interest.
(5)The lease term of the finance lease arrangement for our new corporate headquarters office building located in Orlando, Florida commenced for accounting purposes during the first quarter of 2023, upon substantial completion of construction. See Footnote 14 “Leases” to our Financial Statements for additional information on this lease.
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
The following tables present consolidating financial information as of December 31, 2023, and for the fiscal year ended December 31, 2023, for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of December 31, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$20	$96	$132	$—	$248
Restricted cash	—	25	153	148	—	326
Accounts and contracts receivable, net	30	106	142	120	(13)	385
Vacation ownership notes receivable, net	—	121	176	2,046	—	2,343
Inventory	—	186	336	112	—	634
Property and equipment, net	—	265	736	259	—	1,260
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	822	32	—	854
Investments in subsidiaries	3,421	3,943	—	—	(7,364)	—
Other	122	126	279	118	(132)	513
Total assets	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680

Accounts payable	$55	$30	$196	$81	$—	$362
Advance deposits	—	65	83	16	—	164
Accrued liabilities	5	95	137	113	(7)	343
Deferred revenue	—	7	169	213	(7)	382
Payroll and benefits liability	—	91	86	28	—	205
Deferred compensation liability	—	126	39	3	—	168
Securitized debt, net	—	—	—	2,121	(25)	2,096
Debt, net	1,131	1,736	177	5	—	3,049
Other	—	2	229	18	—	249
Deferred taxes	—	124	242	19	(105)	280
MVW stockholders' equity	2,382	2,516	4,499	350	(7,365)	2,382
Total liabilities and equity	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680
Condensed Consolidating Statement of Income

	2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$962	$2,731	$1,075	$(41)	$4,727
Expenses	(25)	(1,127)	(2,458)	(760)	41	(4,329)
Benefit from (provision for) income taxes	12	25	(90)	(93)	—	(146)
Equity in net income (loss) of subsidiaries	267	439	—	—	(706)	—
Net income (loss)	254	299	183	222	(706)	252
Net loss attributable to noncontrolling interests	—	—	—	2	—	2
Net income (loss) attributable to common stockholders	$254	$299	$183	$224	$(706)	$254

Recent Accounting Pronouncements
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information about new accounting standards and the future adoption of such standards.
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
•Valuation of goodwill and other intangible assets, including how we determine the fair value of goodwill and our other intangible assets and reporting units, and how we determine when an impairment loss should be recorded. During the fourth quarter of 2023, we conducted our annual goodwill impairment test and did not record any impairment charges. The estimated fair values of our reporting units exceeded their carrying amounts at the date of their most recent estimated fair value determination. During 2023, we evaluated our other intangible assets for impairment and did not record any impairment charges.
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
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps (certain of which expired in September 2023 and the remaining outstanding interest rate swaps will expire in April 2024) that fix a portion of our variable-rate debt. At December 31, 2023, after considering the impact of interest rate swap agreements and excluding finance leases, the interest rate applicable to approximately 80% of our corporate debt was effectively fixed and the interest rate applicable to the remaining 20% (approximately $589 million) was variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at December 31, 2023 would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 16 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at December 31, 2023 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of year-end 2023 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2024	2025	2026	2027	2028	There-after	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.0%	$63	$42	$40	$40	$38	$208	$431	$433
Vacation ownership notes receivable — securitized	13.3%	$171	$176	$181	$183	$181	$1,020	$1,912	$1,994
Contracts receivable for financed VOI sales, net	12.6%	$3	$3	$3	$3	$3	$22	$37	$37
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.6%	$(193)	$(196)	$(319)	$(192)	$(189)	$(1,032)	$(2,121)	$(2,068)
Term Loan	7.2%	$—	$(784)	$—	$—	$—	$—	$(784)	$(784)
Revolving Corporate Credit Facility	7.5%	$—	$—	$—	$(105)	$—	$—	$(105)	$(105)
Senior Notes
2028 Notes	4.8%	$—	$—	$—	$—	$(350)	$—	$(350)	$(322)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(445)
2026 Convertible Notes	—%	$—	$—	$(575)	$—	$—	$—	$(575)	$(508)
2027 Convertible Notes	3.3%	$—	$—	$—	$(575)	$—	$—	$(575)	$(513)
Non-interest bearing note payable	—%	$(4)	$—	$—	$—	$—	$—	$(4)	$(4)
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Orlando, Florida
February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Cost of Vacation Ownership Products

Description of the Matter
The Company’s cost of vacation ownership products was $224 million for the year ended December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company accounts for the cost of vacation ownership products utilizing the relative sales value method in accordance with the authoritative guidance for accounting for real estate time-sharing transactions. Changes in estimates used in applying the relative sales value method are recognized in the period that the changes occur.

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
To test the cost of vacation ownership products, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the estimates discussed above and testing the completeness and accuracy of the data used by the Company in the calculations. For example, we agreed inputs to the calculations to historical data and source documentation and evaluated the estimates used in the calculations, such as estimated future revenue from sale of vacation ownership products, utilizing historical operating results. We involved real estate subject matter resources on our team because the application of the relative sales value method is unique to companies in the real estate time-sharing industry.

Valuation of Originated and Acquired Vacation Ownership Notes Receivable

Description of the Matter
As of December 31, 2023, the Company’s vacation ownership notes receivable was $2,343 million, of which $2,178 million related to originated vacation ownership notes receivable and $165 million related to acquired vacation ownership notes receivable. As discussed in Note 2 to the consolidated financial statements, for originated notes, the Company records the difference between the vacation ownership note receivable and variable consideration included in the transaction price for the sale of the related vacation ownership products as a reserve on the Company’s originated vacation ownership notes receivable. The Company’s acquired vacation ownership notes receivable are accounted for using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby the Company estimates the reserve of its acquired vacation ownership receivables on a quarterly basis and any changes in the reserve are recorded as financing expense. The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of the Company’s static pool analyses and the estimates regarding future defaults.
Auditing the Company’s valuation of originated and acquired vacation ownership notes receivable was challenging due to the nature and extent of audit effort required to test the static pool analyses, which are complex and contain a significant volume of data. Furthermore, the valuation of originated and acquired vacation ownership notes receivable was sensitive to management’s assumptions regarding future default rates.

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
To test the valuation of originated and acquired vacation ownership notes receivable, we performed audit procedures that included, among others, assessing the methodology used, evaluating the assumptions regarding future default rates as discussed above, and testing the completeness and accuracy of the static pool analyses, including the significant inputs to the analyses. For example, we agreed inputs to the static pool analyses to historical data and source documentation. We also compared the assumptions regarding future defaults to the Company’s historical and current default rates and performed a retrospective review of the defaults projected from the analyses. We involved real estate subject matter resources on our team because the static pool analyses are unique to companies in the real estate time-sharing industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
February 27, 2024

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2023, 2022 and 2021
(In millions, except per share amounts)

	2023	2022	2021
REVENUES
Sale of vacation ownership products	$1,460	$1,618	$1,153
Management and exchange	813	827	855
Rental	571	551	486
Financing	322	293	268
Cost reimbursements	1,561	1,367	1,128
TOTAL REVENUES	4,727	4,656	3,890
EXPENSES
Cost of vacation ownership products	224	289	250
Marketing and sales	823	807	617
Management and exchange	442	444	521
Rental	452	382	344
Financing	113	75	88
General and administrative	273	249	227
Depreciation and amortization	135	132	146
Litigation charges	13	11	10
Restructuring	6	—	—
Royalty fee	117	114	106
Impairment	32	2	3
Cost reimbursements	1,561	1,367	1,128
TOTAL EXPENSES	4,191	3,872	3,440
Gains (losses) and other income (expense), net	47	40	(51)
Interest expense, net	(145)	(118)	(164)
Transaction and integration costs	(37)	(125)	(110)
Other	(3)	1	2
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	398	582	127
Provision for income taxes	(146)	(191)	(74)
NET INCOME	252	391	53
Net loss (income) attributable to noncontrolling interests	2	—	(4)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$254	$391	$49

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$6.96	$9.69	$1.15
Diluted	$6.28	$8.77	$1.13

CASH DIVIDENDS DECLARED PER SHARE	$2.92	$2.58	$1.08
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2023, 2022 and 2021
(In millions)

	2023	2022	2021
NET INCOME	$252	$391	$53

Foreign currency translation adjustments	11	10	11
Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	(10)	—
Derivative instrument adjustment, net of tax	(10)	31	21
OTHER COMPREHENSIVE INCOME, NET OF TAX	1	31	32

Net loss (income) attributable to noncontrolling interests	2	—	(4)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	—	(4)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$255	$422	$81

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2023 and 2022
(In millions, except share and per share data)

	2023	2022
ASSETS
Cash and cash equivalents	$248	$524
Restricted cash (including $79 and $85 from VIEs, respectively)	326	330
Accounts and contracts receivable, net (including $15 and $13 from VIEs, respectively)	385	292
Vacation ownership notes receivable, net (including $1,912 and $1,792 from VIEs, respectively)	2,343	2,198
Inventory	634	660
Property and equipment, net	1,260	1,139
Goodwill	3,117	3,117
Intangibles, net	854	911
Other (including $99 and $76 from VIEs, respectively)	513	468
TOTAL ASSETS	$9,680	$9,639

LIABILITIES AND EQUITY
Accounts payable	$362	$356
Advance deposits	164	158
Accrued liabilities (including $4 and $5 from VIEs, respectively)	343	369
Deferred revenue	382	344
Payroll and benefits liability	205	251
Deferred compensation liability	168	139
Securitized debt, net (including $2,121 and $1,982 from VIEs, respectively)	2,096	1,938
Debt, net	3,049	3,088
Other	249	167
Deferred taxes	280	331
TOTAL LIABILITIES	7,298	7,141
Contingencies and Commitments (Note 13)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,807,882 and 75,744,524 shares issued, respectively	1	1
Treasury stock — at cost; 40,488,576 and 38,263,442 shares, respectively	(2,332)	(2,054)
Additional paid-in capital	3,955	3,941
Accumulated other comprehensive income	16	15
Retained earnings	742	593
TOTAL MVW STOCKHOLDERS' EQUITY	2,382	2,496
Noncontrolling interests	—	2
TOTAL EQUITY	2,382	2,498
TOTAL LIABILITIES AND EQUITY	$9,680	$9,639
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2023, 2022 and 2021
(In millions)

	2023	2022	2021
OPERATING ACTIVITIES
Net income	$252	$391	$53
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	135	132	146
Amortization of debt discount and issuance costs	23	25	56
Vacation ownership notes receivable reserve	230	150	101
Share-based compensation	31	39	51
Impairment charges	30	—	3
Gains and other income, net	(6)	(48)	—
Deferred income taxes	(64)	87	34
Net change in assets and liabilities, net of the effects of acquisition:
Accounts and contracts receivable	(105)	(45)	—
Vacation ownership notes receivable originations	(987)	(980)	(750)
Vacation ownership notes receivable collections	596	642	686
Inventory	87	104	61
Other assets	(44)	(49)	(46)
Accounts payable, advance deposits and accrued liabilities	1	112	42
Deferred revenue	34	(9)	88
Payroll and benefit liabilities	(46)	53	35
Deferred compensation liability	15	13	22
Other liabilities	78	(38)	27
Deconsolidation of certain Consolidated Property Owners' Associations	—	(48)	(168)
Purchase of property for future transfer to inventory	(27)	(12)	(98)
Other, net	(1)	3	—
Net cash, cash equivalents, and restricted cash provided by operating activities	232	522	343
INVESTING ACTIVITIES
Acquisition of a business, net of cash and restricted cash acquired	—	—	(157)
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred	—	94	—
Capital expenditures for property and equipment (excluding inventory)	(118)	(65)	(47)
Issuance of note receivable to VIE	—	(47)	—
Proceeds from collection of note receivable from VIE	—	47	—
Purchase of company owned life insurance	(10)	(18)	(14)
Dispositions, net	16	3	3
Other, net	—	2	2
Net cash, cash equivalents, and restricted cash (used in) provided by investing activities	(112)	16	(213)
Continued
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2023, 2022 and 2021
(In millions)

	2023	2022	2021
FINANCING ACTIVITIES
Borrowings from securitization transactions	1,492	1,031	957
Repayment of debt related to securitization transactions	(1,331)	(945)	(868)
Proceeds from debt	1,070	1,266	1,111
Repayments of debt	(1,221)	(935)	(1,339)
Purchase of convertible note hedges	—	(107)	(100)
Proceeds from issuance of warrants	—	43	70
Finance lease incentive	10	3	—
Finance lease payment	(5)	(4)	(5)
Payment of debt issuance costs	(12)	(15)	(22)
Repurchase of common stock	(286)	(701)	(78)
Payment of dividends	(106)	(99)	(23)
Payment of withholding taxes on vesting of restricted stock units	(12)	(23)	(20)
Net cash, cash equivalents, and restricted cash used in financing activities	(401)	(486)	(317)
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	1	(1)	(2)
Change in cash, cash equivalents, and restricted cash	(280)	51	(189)
Cash, cash equivalents, and restricted cash, beginning of year	854	803	992
Cash, cash equivalents, and restricted cash, end of year	$574	$854	$803

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$—	$11	$—
Non-cash issuance of treasury stock in connection with Welk Acquisition	—	—	248
Non-cash transfer from inventory to property and equipment	12	47	105
Non-cash transfer from property and equipment to inventory	57	13	2
Non-cash transfer from other assets to property and equipment	—	14	22
Non-cash issuance of treasury stock for employee stock purchase plan	5	5	3

Dividends payable	27	27	23
Interest paid, net of amounts capitalized	204	149	184
Income taxes paid, net of refunds (income tax refunds, net of income taxes paid)	141	57	(13)

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years 2023, 2022 and 2021
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Non-controlling Interests	Total Equity

75.3	BALANCE AT YEAR-END 2020	$1	$(1,334)	$3,760	$(48)	$272	$2,651	$31	$2,682
—	Net income	—	—	—	—	49	49	4	53
—	Welk Acquisition	—	55	193	—	—	248	—	248
—	Foreign currency translation adjustments	—	—	—	11	—	11	—	11
—	Derivative instrument adjustment	—	—	—	21	—	21	—	21
0.2	Share-based compensation plans	—	1	29	—	—	30	—	30
—	Equity component of convertible notes, net of issuance costs	—	—	117	—	—	117	—	117
—	Purchase of convertible note hedges	—	—	(100)	—	—	(100)	—	(100)
—	Issuance of warrants	—	—	70	—	—	70	—	70
—	Repurchase of common stock	—	(78)	—	—	—	(78)	—	(78)
—	Dividends	—	—	—	—	(46)	(46)	—	(46)
—	Employee stock plan issuance	—	—	3	—	—	3	—	3
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(25)	(25)
75.5	BALANCE AT YEAR-END 2021	1	(1,356)	4,072	(16)	275	2,976	10	2,986

—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	391	391	—	391
—	Foreign currency translation adjustments	—	—	—	10	—	10	—	10
—	Reclassification of foreign currency translation adjustments realized upon disposition of subsidiary	—	—	—	(10)	—	(10)	—	(10)
—	Derivative instrument adjustment	—	—	—	31	—	31	—	31
—	Adjustment for 2022 Convertible Note Hedges	—	—	6	—	—	6	—	6
—	Tax effect on equity, convertible notes	—	—	25	—	—	25	—	25
0.2	Share-based compensation plans	—	2	13	—	—	15	—	15
—	Purchase of convertible note hedges	—	—	(107)	—	—	(107)	—	(107)
—	Issuance of warrants	—	—	43	—	—	43	—	43
—	Expiration of warrants	—	—	(3)	—	—	(3)	—	(3)
—	Repurchase of common stock	—	(701)	—	—	—	(701)	—	(701)
—	Dividends	—	—	—	—	(104)	(104)	—	(104)
—	Employee stock plan issuance	—	1	3	—	—	4	—	4
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(8)	(8)
75.7	BALANCE AT YEAR-END 2022	1	(2,054)	3,941	15	593	2,496	2	2,498
Continued - See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Fiscal Years 2023, 2022 and 2021
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Non-controlling Interests	Total Equity

75.7	BALANCE AT YEAR-END 2022	1	(2,054)	3,941	15	593	2,496	2	2,498
—	Net income (loss)	—	—	—	—	254	254	(2)	252
—	Foreign currency translation adjustments	—	—	—	11	—	11	—	11
—	Derivative instrument adjustment	—	—	—	(10)	—	(10)	—	(10)
0.1	Share-based compensation plans	—	8	14	—	—	22	—	22
—	Repurchase of common stock	—	(286)	—	—	—	(286)	—	(286)
—	Dividends	—	—	—	—	(105)	(105)	—	(105)
75.8	BALANCE AT YEAR-END 2023	$1	$(2,332)	$3,955	$16	$742	$2,382	$—	$2,382

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
The Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and those variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net income or loss attributable to common stockholders and MVW stockholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
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
Acquisition of Welk
On April 1, 2021 (the “Welk Acquisition Date”), we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brand that we acquired in the Welk Acquisition as “Legacy-Welk.” The Financial Statements in this report for fiscal year 2021 include Welk’s results of operations for the last three quarters of 2021. During 2023, we rebranded all Legacy-Welk resorts as Hyatt Vacation Club resorts. See Footnote 3 “Acquisitions and Dispositions” for more information on the Welk Acquisition.
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
In connection with the sale of vacation ownership products, we provide sales incentives to certain purchasers and, in certain cases, membership in a brand affiliated club. Non-cash incentives typically include Marriott Bonvoy points, Hyatt’s customer loyalty program points (“World of Hyatt” points), or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts or for use in an exclusive selection of travel packages provided by affiliate tour operators (the “Explorer Collection” or “BEYOND”), generally up to two years from the date of issuance.
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
Our assessment of collectability of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which, primarily rely on historical payment data by customer class as described in “Loan Loss Reserves” below. Variable consideration which has not been included within the transaction price is presented as a reserve on contracts receivable or vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on contracts receivable and originated vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2023 by $69 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods, primarily due to the increase in our reserve for vacation ownership notes receivable.
In the third quarter of 2022, we combined and aligned our accounting methodology to calculate our estimates for the reserve on vacation ownership notes receivable for the Marriott-, Sheraton-, and Westin-brands (“Combined Marriott”), as we expect our future customers to represent a blend of the historical customers for each brand. We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the VOI they have acquired.
See Footnote 6 “Vacation Ownership Notes Receivable” for additional information on our reserve for vacation ownership notes receivable reserve and adjustments recorded for the years presented.
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
In the third quarter of 2022, in connection with the affiliation of the Marriott-, Sheraton-, and Westin-branded vacation ownership products through Abound by Marriott Vacations, we modified our business practices and the terms of our Marriott-branded VOI sales contracts to be consistent with the existing terms of our Sheraton- and Westin-branded VOI sales contracts. As a result of these modifications, control of Marriott-branded vacation ownership products is transferred to the customer upon expiration of the statutory rescission period, consistent with the historical method of revenue recognition for sales of Sheraton- and Westin-branded vacation ownership products, resulting in earlier revenue recognition than the historical timing for Marriott-branded VOIs. At the time at which we recognize revenue for Marriott-branded VOI contracts, we temporarily record a contract receivable for both cash contracts and financed contracts, until the time at which we collect the cash or originate a vacation ownership note receivable, which occurs at closing. Marriott-branded VOI sales contracts executed prior to these modifications were accounted for with transfer of control of the VOI occurring at closing. We have not changed contract terms or business practices regarding how control of Hyatt Vacation Club VOIs is transferred to the customer. As such, we recognize revenue on the sale of Hyatt Vacation Club VOIs at expiration of rescission, except that revenue on the sale of VOIs derived from Legacy-Welk is recognized at closing.
Revenue for non-cash incentives, such as plus points, is recorded as Deferred revenue on our Balance Sheets at closing and is recognized as rental revenue upon transfer of control to the customer, which typically occurs upon delivery of the incentive, or at the point in time when the incentive is redeemed. For non-cash incentives provided by third parties (i.e. Marriott Bonvoy points, World of Hyatt points, third-party Explorer Collection offerings, or BEYOND), we evaluated whether we control the underlying good or service prior to delivery to the customer. We concluded that we are an agent for those non-cash incentives which we do not control prior to delivery and as such record the related revenue net of the related cost upon recognition.
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
Other Services Revenues
Other services revenues includes revenues from membership fees, club dues and additional fees for services we provide to customers. Membership fees and club dues are received in advance of providing access to the exchange services, are recorded as Deferred revenue on our Balance Sheets and are earned regardless of whether exchange services are provided. Generally, Interval Network memberships are cancellable and refundable on a pro-rata basis, with the exception of the Interval Network’s Platinum tier which is non-refundable. Transaction-based fees are typically collected at a point in time.
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
Rental Revenues
In our Vacation Ownership segment, we generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of owned-hotel properties. In our Exchange & Third-Party Management segment, we offer vacation rental opportunities for managed properties and to members of the Interval Network and certain other membership programs from seasonal oversupply or underutilized space, as well as sourced resort accommodations.

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
Earnings or Loss Per Share Attributable to Common Stockholders
Basic earnings or loss per share attributable to common stockholders is calculated by dividing the earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share attributable to common stockholders by application of the treasury stock method. Any potentially dilutive shares are excluded from the calculation for periods when there is a net loss attributable to common stockholders to avoid anti-dilutive effects.
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed as goodwill. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them.

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
Accounts Receivable
Accounts receivable are comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our credit loss reserve for accounts receivable by considering a number of factors, including previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection. Accounts receivable is presented net of a reserve for credit losses of $5 million and $4 million at December 31, 2023 and December 31, 2022, respectively. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income.
Loan Loss Reserves
Acquired Vacation Ownership Notes Receivable Reserve for Credit Losses
As part of the ILG Acquisition, we acquired existing portfolios of vacation ownership notes receivable. We account for these acquired vacation ownership notes receivable using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses. Any changes in the reserve for credit losses are recorded as Financing expenses on our Income Statements. For acquired vacation ownership notes receivable, the estimated collateral value is transferred from vacation ownership notes receivable to inventory upon foreclosure or revocation of the related vacation ownership note receivable.
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
Past Due and Defaulted
Although we consider loans to owners to be past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those loans that are over 90 days past due. For Legacy-MVW vacation ownership notes receivable, we consider loans over 150 days past due to be in default and fully reserve such amounts, less an estimate for reinstatement. For Legacy-ILG and Legacy-Welk vacation ownership notes receivable, we consider loans over 120 days past due to be in default and fully reserve such amounts, less an estimate for reinstatement. We apply payments we receive for vacation ownership notes receivable on non-accrual status first to interest, then to principal and any remainder to fees. We resume accruing interest when vacation ownership notes receivable are less than 90 days past due. We do not accept payments for vacation ownership notes receivable during the foreclosure process unless the amount is sufficient to pay all past due principal, interest, fees and penalties owed and fully reinstate the note. We write off vacation ownership notes receivable against the reserve once we receive title to the vacation ownership products through the foreclosure or deed-in-lieu process or, in certain circumstances, when revocation is complete.
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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for the cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related originated vacation ownership note receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and are recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $36 million, $24 million and $10 million during 2023, 2022 and 2021, respectively.
Property and Equipment
Property and equipment includes our sales centers, golf courses, information technology, including internally developed capitalized software, finance lease assets, and other assets used in the normal course of business, as well as land held for future vacation ownership product development, and undeveloped and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. In addition, fully developed VOIs are classified as property and equipment until they are registered and available for sale. We record property and equipment at cost, including interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.
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
Leases
We account for leases in accordance with ASC Topic 842, “Leases” (“ASC 842”). We determine if an arrangement is or contains a lease at contract inception. Operating leases include lease arrangements for various land, corporate facilities office space, real estate and equipment. Other operating leases are primarily for office, off-site sales centers and retail space, as well as various equipment supporting our operations, with varying terms and renewal option periods.
Finance leases include lease arrangements for our new corporate headquarters (commencing in 2023), ancillary and operations space. We also have a long-term finance lease for land underlying an operating hotel. In addition, we also lease various equipment supporting our operations and classify these leases as finance leases in accordance with ASC 842. The depreciable life of these assets is limited to the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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
Convertible Notes
In the first quarter of 2022, we adopted Accounting Standards Update 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), using the modified retrospective method. Prior to the adoption of ASU 2020-06, we had bifurcated our convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the convertible notes. The excess of the principal amount of the liability over its carrying amount was amortized to interest expense over the term of the convertible notes using the effective interest method.

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
Subsequent to the adoption of ASU 2020-06, our convertible senior notes are accounted for entirely as a liability and measured at their amortized cost. See Footnote 8 “Earnings Per Share” and Footnote 16 “Debt” for more information.
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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from owners’ associations) for our participating employees totaling $24 million in 2023, $23 million in 2022, and $19 million in 2021.

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
To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For both 2023 and 2022, participants were able to select a rate of return based on market-based investment alternatives for up to 100% of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5%.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2023 and December 31, 2022, the value of the assets held in the rabbi trust was $99 million and $76 million, respectively, and is included in the Other line within assets on our Balance Sheets.
Share-Based Compensation Costs
In 2020, our stockholders approved the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”), which supersedes both the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan and the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (collectively, the “Prior Plans”). No new awards will be granted under the Prior Plans and all awards that were granted under the Prior Plans will remain outstanding and continue to be governed by the Prior Plans.
The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted shares of our common stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) options to purchase our common stock.
We follow the provisions of ASC Topic 718 “Compensation—Stock Compensation,” which requires that a company measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, share-based awards granted to our employees, other than RSUs with performance vesting conditions, vest ratably over a four-year period. For share-based awards with service-only vesting conditions, we record compensation expense on a straight-line basis over the requisite service period. For RSUs with performance vesting conditions, the number of RSUs earned, if any, is determined following the end of a performance period (typically three years) based upon the achievement over that period of specific quantitative operating financial measures and we recognize compensation expense once it is probable that the corresponding performance condition will be achieved.
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
We recognize the expense associated with these awards on our Income Statements based on the fair value of the awards as of the date that the share-based awards are granted and adjust that expense to the estimated number of awards that we expect will vest or be earned. The fair value of RSUs represents the number of awards granted multiplied by the average of the high and low market price of our common stock on the date the awards are granted, reduced by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at a risk-free interest rate. We generally determine the fair value of SARs using the Black-Scholes option valuation model, which incorporates assumptions about expected volatility, risk free interest rate, dividend yield and expected term. We issue shares from authorized shares upon the exercise of SARs held by our employees and directors.
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote 18 “Share-Based Compensation” for more information on the MVW Equity Plan.
Employee Stock Purchase Plan
During 2015, our Board of Directors adopted, and our stockholders subsequently approved, the Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan (the “ESPP”), which became effective during 2015. A total of 500,000 shares of common stock may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period.
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
In the first quarter of 2023, we adopted accounting standards update (“ASU”) 2022-02, which eliminated the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhanced disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for financing receivables. The adoption of ASU 2022-02 on January 1, 2023, on a prospective basis, did not have a material impact on our financial statements or disclosures other than the addition of incremental disclosures relating to gross write-offs for vacation ownership notes receivable. See Footnote 6 “Vacation Ownership Notes Receivable” for the incremental disclosures required by the adoption of ASU 2022-02.
Accounting Standards Update 2020-04 – “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) and Accounting Standards Update 2022-06 – “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”)
In 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, as amended, which provides optional expedients and exceptions to existing guidance on contract modifications and hedge accounting in an effort to ease the financial reporting burdens related to the expected market transition from the USD London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This update was effective upon issuance and issuers generally were able to elect to adopt the optional expedients and exceptions over time through a period ending on December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. During the second quarter of 2023, we amended our Term Loan (as defined in Footnote 16 “Debt”) and our interest rate swaps and collar to reference SOFR (as defined in Footnote 15 “Securitized Debt”) rather than LIBOR. See Footnote 16 “Debt” for more information. Both our Term Loan and the related interest rate swaps and collar transitioned to SOFR at the same time, effective July 31, 2023. As of December 31, 2023, we have no other financial instruments to transition from LIBOR.
Future Adoption of Accounting Standards
Accounting Standards Update 2023-07 – “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”)
In November 2023, the FASB issued ASU 2023-07, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update should be applied retrospectively for all prior periods presented in the financial statements. We continue to evaluate the impact that the adoption of this update, including the timing of implementation, will have on our disclosures.
Accounting Standards Update 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”)
In December 2023, the FASB issued ASU 2023-09, which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 primarily enhances and expands both the annual income tax rate reconciliation disclosure and the annual income taxes paid disclosure. This update is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis, with early adoption permitted. We continue to evaluate the impact that the adoption of this update, including the timing of implementation, will have on our disclosures.

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

($ in millions)	April 1, 2021 (as finalized)
Vacation ownership notes receivable, net	$255
Inventory	111
Property and equipment, net	83
Intangible assets	102
Other assets	19
Deferred taxes	(24)
Debt	(189)
Securitized debt	(184)
Other liabilities	(93)
Net assets acquired	80
Goodwill(1)	325
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

There were no Welk Acquisition-related costs included in the unaudited pro forma results below for 2021.

($ in millions, except per share data)	2021
Revenues	$3,937
Net income	$70
Net income attributable to common stockholders	$62
EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$1.46
Diluted	$1.43
Other Acquisitions
Savannah, Georgia
During 2023, we acquired a property in Savannah, Georgia for $19 million. We plan to convert the property into a 73-unit vacation ownership property. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
Charleston, South Carolina
During 2023, we acquired a parcel of land and an adjacent retail space in Charleston, South Carolina for $17 million. We plan to develop the parcel of land into a 50-unit vacation ownership property and use a portion of the retail space to operate a sales center. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
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
Costa Rica
During 2021, we acquired 24 completed vacation ownership units and an operations building located in Costa Rica for $14 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($13 million) and Property and equipment, net ($1 million).
New York, New York
During 2021, we acquired the remaining 120 completed vacation ownership units located at our Marriott Vacation Club Pulse, New York City property for $98 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Property and equipment, net.
San Francisco, California
During 2021, we acquired 44 completed vacation ownership units at our Marriott Vacation Club Pulse, San Francisco property for $34 million. We accounted for the transaction as an asset acquisition with the purchase price allocated to Inventory ($29 million) and Other assets ($5 million).
Additionally, during 2021, we completed the purchase of the remaining inventory at our Marriott Vacation Club Pulse, San Francisco property and wrote off the outstanding management fee receivables deemed uncollectible of $7 million, which was recorded in the Management and exchange expense line on our Income Statement for the year ended December 31, 2021. As part of the purchase, we acquired the remaining 78 completed vacation ownership units, as well as an onsite garage, for $59 million. We accounted for the purchase as an asset acquisition with the purchase price allocated to Inventory ($41 million) and Property and equipment, net ($18 million). Further, we reclassified $10 million of previous deposits associated with the project from Other assets to Inventory.

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
Additionally, during 2022, we disposed of entities that owned and operated a Vacation Ownership segment hotel in Puerto Vallarta, Mexico, for proceeds of $38 million, net of cash and restricted cash transferred to the buyer of $3 million, consistent with our strategy to dispose of non-strategic assets. The net carrying value of the business disposed of as of the date of the disposition, excluding the cumulative translation adjustment, was $18 million, substantially all of which was for property and equipment. As a result of this disposition, we recorded a gain of $33 million in Gains (losses) and other income (expense), net on our Income Statement for the year ended December 31, 2022, which included the realization of cumulative foreign currency translation gains of $10 million associated with the disposition of these entities.
4. REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,460	$—	$—	$1,460

Ancillary revenues	252	5	—	257
Management fee revenues	180	24	(3)	201
Exchange and other services revenues	136	177	42	355
Management and exchange	568	206	39	813

Rental	531	40	—	571

Cost reimbursements	1,587	16	(42)	1,561
Revenue from contracts with customers	4,146	262	(3)	4,405

Financing	322	—	—	322
Total Revenues	$4,468	$262	$(3)	$4,727

	2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,618	$—	$—	$1,618

Ancillary revenues	241	4	—	245
Management fee revenues	166	34	(5)	195
Exchange and other services revenues	127	188	72	387
Management and exchange	534	226	67	827

Rental	509	42	—	551

Cost reimbursements	1,388	23	(44)	1,367
Revenue from contracts with customers	4,049	291	23	4,363

Financing	293	—	—	293
Total Revenues	$4,342	$291	$23	$4,656

	2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,153	$—	$—	$1,153

Ancillary revenues	188	3	—	191
Management fee revenues	158	32	(19)	171
Exchange and other services revenues	124	198	171	493
Management and exchange	470	233	152	855

Rental	446	40	—	486

Cost reimbursements	1,202	47	(121)	1,128
Revenue from contracts with customers	3,271	320	31	3,622

Financing	268	—	—	268
Total Revenues	$3,539	$320	$31	$3,890
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,411	$111	$(3)	$2,519
Goods or services transferred at a point in time	1,735	151	—	1,886
Revenue from contracts with customers	$4,146	$262	$(3)	$4,405

	2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,168	$130	$23	$2,321
Goods or services transferred at a point in time	1,881	161	—	2,042
Revenue from contracts with customers	$4,049	$291	$23	$4,363

	2021
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,915	$154	$31	$2,100
Goods or services transferred at a point in time	1,356	166	—	1,522
Revenue from contracts with customers	$3,271	$320	$31	$3,622
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either December 31, 2023 or December 31, 2022.

($ in millions)	At December 31, 2023	At December 31, 2022
Receivables
Accounts and contracts receivable, net	$259	$194
Vacation ownership notes receivable, net	2,343	2,198
	$2,602	$2,392

Contract Liabilities
Advance deposits	$164	$158
Deferred revenue	382	344
	$546	$502
Revenue recognized during the year ended December 31, 2023 that was included in our contract liabilities balance at December 31, 2022 was $290 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At December 31, 2023, approximately 94% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At December 31, 2023	At December 31, 2022
Receivables from contracts with customers, net	$259	$194
Interest receivable	18	16
Tax receivable	44	20
Indemnification assets	40	19
Employee tax credit receivable	11	16
Other	13	27
	$385	$292

5. INCOME TAXES
Income Tax Provision
The following table presents the components of our Income (loss) before income taxes and noncontrolling interests for the last three fiscal years:

($ in millions)	2023	2022	2021
United States	$419	$508	$152
Non-U.S. jurisdictions	(21)	74	(25)
	$398	$582	$127
Our (provision for) benefit from income taxes consisted of:

($ in millions)		2023	2022	2021
Current	– U.S. Federal	$(123)	$(91)	$8
	– U.S. State	(21)	(23)	(3)
	– Non-U.S.	(62)	5	(50)
		(206)	(109)	(45)

Deferred	– U.S. Federal	27	(13)	(36)
	– U.S. State	12	(26)	3
	– Non-U.S.	21	(43)	4
		60	(82)	(29)
		$(146)	$(191)	$(74)
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2023	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.5	5.0	4.3
Share-based compensation, net of Section 162(m) limitation	0.3	(0.2)	1.9
Other permanent differences(1)	(3.0)	1.5	(5.1)
Tax rate changes	(0.8)	2.8	(3.8)
Non-U.S. income	1.5	4.5	12.9
Tax credits	(0.6)	(0.2)	(0.9)
Unrecognized tax benefits	5.5	(2.7)	17.9
Change in valuation allowance	7.1	1.0	10.4
Other items	1.0	0.2	(0.2)
Effective rate	36.5%	32.9%	58.4%
(1)The 2023 permanent differences are primarily related to non-taxable income and foreign taxes deducted in the U.S. The 2022 permanent differences primarily relate to non-deductible interest. The 2021 permanent differences primarily relate to the deduction of foreign taxes paid in the U.S.
For the years ended December 31, 2023, 2022 and 2021, our provision for income taxes included $1 million, $3 million, and $4 million of excess tax benefits resulting from equity incentive plan activities, respectively.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty-year periods. These holidays expire through 2034.

Other
As of December 31, 2023, the $28 million tax reserve for non-income tax issues is predominantly related to the ILG Acquisition. We expect that we will be indemnified for liabilities of $4 million in connection with the Legacy-ILG non-income tax matters pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset.
Deferred Income Taxes
The following table presents the significant components of our deferred tax assets and liabilities:

($ in millions)	At Year-End 2023	At Year-End 2022
Deferred Tax Assets
Inventory	$193	$138
Reserves	139	80
Convertible debt	34	44
Deferred compensation	35	27
Deferred revenue	10	22
Property and equipment	56	67
Non-cash compensation	15	14
Net operating loss and capital loss carryforwards	153	137
Tax credits	27	29
Right-of-use asset	50	25
Other, net	36	52
Deferred tax assets	748	635
Less valuation allowance	(179)	(142)
Net deferred tax assets	569	493

Deferred Tax Liabilities
Long lived intangible assets	(199)	(214)
Deferred sales of VOIs	(565)	(556)
Right-of-use liability	(44)	(25)
Other, net	(27)	(24)
Deferred tax liabilities	(835)	(819)

Total net deferred tax liabilities	$(266)	$(326)
In 2023, the change in our valuation allowance is primarily related to certain existing non-U.S. loss carryforwards where future sources of income are no longer available for realization of the losses.
We have $7 million in foreign capital loss carryforwards and $131 million of foreign net operating loss carryforwards, some of which begin expiring in 2024; however, a significant portion of the net operating loss carryforwards have indefinite carryforward periods. We have $13 million of state net operating loss carryforwards, the majority of which will not expire within the next five years. We have U.S. federal foreign tax credit carryforwards of $20 million and $6 million of state tax credit carryforwards.
We continue to treat the undistributed earnings of certain foreign subsidiaries as permanently reinvested. No taxes have been accrued with respect to these undistributed earnings or any outside basis differences. Distribution of profits from foreign subsidiaries is not expected to cause a significant incremental U.S. tax impact in the future; an estimate of the U.S. tax impact is not practicable to determine.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

($ in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$25	$26	$14
Increases related to tax positions taken during a prior period	87	3	12
Increases related to tax positions taken during the current period	—	—	1
Decreases related to tax positions taken during a prior period	(6)	(4)	—
Decreases as a result of a lapse of the applicable statute of limitations	—	—	(1)
Unrecognized tax benefits at end of year	$106	$25	$26
The increase in the unrecognized tax benefits during 2023 is primarily related to $80 million for a proposed tax method change for pre-acquisition Welk. Unrecognized tax benefits (excluding interest and penalties) of $26 million would impact the effective tax rate if recognized.
The total amount of gross interest and penalties accrued relating to unrecognized tax benefits was $48 million at December 31, 2023 and $28 million at December 31, 2022, which is predominantly attributable to non-U.S. jurisdictions.
We anticipate $36 million of unrecognized tax benefits, including interest and penalties, will be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.
6. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	December 31, 2023			December 31, 2022
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,764	$148	$1,912	$1,571	$221	$1,792
Non-securitized
Eligible for securitization(1)	51	1	52	63	—	63
Not eligible for securitization(1)	363	16	379	322	21	343
Subtotal	414	17	431	385	21	406
	$2,178	$165	$2,343	$1,956	$242	$2,198
(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

($ in millions)	2023	2022	2021
Interest income associated with vacation ownership notes receivable — securitized	$276	$243	$219
Interest income associated with vacation ownership notes receivable — non-securitized	36	41	40
Total interest income associated with vacation ownership notes receivable	$312	$284	$259

Vacation Ownership Notes Receivable Reserves
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
In the third quarter of 2023, we evaluated our vacation ownership notes receivable reserve in light of trends in delinquencies and default rates. As a result, we increased our originated vacation ownership notes receivable reserve by $59 million. We primarily used a historical period of increased defaults as a basis for estimating the increase in our reserve. This additional reserve adjusted our future default rate estimate, which reflected then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity.
In the third quarter of 2022, in connection with the combination and alignment of the reserves for the Marriott-, Sheraton-, and Westin-brands (see Footnote 2 “Summary of Significant Accounting Policies”), we recorded a reversal of credit loss expense for our acquired vacation ownership notes receivable of $19 million, which was recorded in Financing expenses on our Income Statement for the year ended December 31, 2022, and an increase in the reserve for our originated vacation ownership notes receivable of $21 million, which was recorded as a reduction of Sale of vacation ownership products and partially offset by a corresponding $5 million increase in Cost of vacation ownership products on our Income Statement for the year ended December 31, 2022.
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
Credit Quality Indicators - Vacation Ownership Notes Receivable
We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the VOI they have acquired.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 723 and 721 at December 31, 2023 and December 31, 2022, respectively, based upon the FICO score of the borrower at the time of origination.
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of reserves, and interest rates for our acquired vacation ownership notes receivable at December 31, 2023.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024	$3	$31	$34
2025	3	29	32
2026	2	26	28
2027	2	21	23
2028	2	14	16
Thereafter	5	27	32
Balance at December 31, 2023	$17	$148	$165
Weighted average stated interest rate	13.7%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%

The following table summarizes the activity related to our acquired vacation ownership notes receivable reserve.

	Acquired Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$39	$21	$60
Securitizations	(9)	9	—
Clean-up call	3	(3)	—
Write-offs	(49)	—	(49)
Recoveries	27	—	27
Defaulted vacation ownership notes receivable repurchase activity(1)	32	(32)	—
Initial allowance for credit losses for Legacy-Welk vacation ownership notes receivable	11	21	32
(Decrease) increase in vacation ownership notes receivable reserve	(7)	7	—
Balance at December 31, 2021	47	23	70
Clean-up call	1	(1)	—
Write-offs	(57)	—	(57)
Recoveries	35	—	35
Defaulted vacation ownership notes receivable repurchase activity(1)	25	(25)	—
(Decrease) increase in vacation ownership notes receivable reserve	(40)	21	(19)
Balance at December 31, 2022	11	18	29
Securitizations	(2)	2	—
Clean-up call	2	(2)	—
Write-offs	(28)	—	(28)
Recoveries	17	—	17
Defaulted vacation ownership notes receivable repurchase activity(1)	18	(18)	—
(Decrease) increase in vacation ownership notes receivable reserve	(12)	9	(3)
Balance at December 31, 2023	$6	$9	$15
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.
The following tables show acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score.

	Acquired Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$46	$32	$4	$9	$91
Hyatt and Welk	53	34	1	1	89
	$99	$66	$5	$10	$180

	Acquired Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$67	$47	$6	$16	$136
Hyatt and Welk	80	53	1	1	135
	$147	$100	$7	$17	$271

The following tables detail the origination year of our acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of December 31, 2023, and gross write-offs by brand for the year ended December 31, 2023.

	Acquired Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$—	$—	$46	$46
600 - 699	—	—	32	32
< 600	—	—	4	4
No Score	—	—	9	9
	$—	$—	$91	$91

Gross write-offs	$—	$—	$13	$13

	Acquired Vacation Ownership Notes Receivable - Hyatt & Welk
($ in millions)	2021	2020	2019 & Prior	Total
700 +	$4	$12	$37	$53
600 - 699	2	6	26	34
< 600	—	—	1	1
No Score	—	—	1	1
	$6	$18	$65	$89

Gross write-offs	$1	$4	$10	$15
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at December 31, 2023.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024	$60	$140	$200
2025	39	147	186
2026	38	155	193
2027	38	162	200
2028	36	167	203
Thereafter	203	993	1,196
Balance at December 31, 2023	$414	$1,764	$2,178
Weighted average stated interest rate	12.0%	13.3%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2020	$193	$117	$310
Increase in vacation ownership notes receivable reserve	78	24	102
Securitizations	(76)	76	—
Clean-up call	12	(12)	—
Write-offs	(79)	—	(79)
Defaulted vacation ownership notes receivable repurchase activity(1)	65	(65)	—
Balance at December 31, 2021	193	140	333
Increase in vacation ownership notes receivable reserve	118	47	165
Securitizations	(132)	132	—
Clean-up call	37	(37)	—
Write-offs	(136)	—	(136)
Defaulted vacation ownership notes receivable repurchase activity(1)	69	(69)	—
Balance at December 31, 2022	149	213	362
Increase in vacation ownership notes receivable reserve	188	40	228
Securitizations	(211)	211	—
Clean-up call	99	(99)	—
Write-offs	(135)	—	(135)
Defaulted vacation ownership notes receivable repurchase activity(1)	105	(105)	—
Balance at December 31, 2023	$195	$260	$455
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.
The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score.

	Originated Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,381	$609	$57	$323	$2,370
Hyatt and Welk	188	70	2	3	263
	$1,569	$679	$59	$326	$2,633

	Originated Vacation Ownership Notes Receivable as of December 31, 2022
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Combined Marriott	$1,210	$549	$55	$278	$2,092
Hyatt and Welk	157	64	3	2	226
	$1,367	$613	$58	$280	$2,318

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of December 31, 2023, and gross write-offs by brand for the year ended December 31, 2023.

	Originated Vacation Ownership Notes Receivable - Combined Marriott
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$486	$388	$210	$72	$225	$1,381
600 - 699	182	166	106	39	116	609
< 600	17	15	10	5	10	57
No Score	154	67	25	17	60	323
	$839	$636	$351	$133	$411	$2,370

Gross write-offs	$6	$23	$32	$12	$36	$109

	Originated Vacation Ownership Notes Receivable - Hyatt and Welk
($ in millions)	2023	2022	2021	2020	2019 & Prior	Total
700 +	$93	$62	$28	$2	$3	$188
600 - 699	32	25	11	—	2	70
< 600	1	1	—	—	—	2
No Score	2	1	—	—	—	3
	$128	$89	$39	$2	$5	$263

Gross write-offs	$2	$13	$10	$—	$1	$26
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rate of 13.00% as of December 31, 2023 and 11.62% as of December 31, 2022. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $13 million as of December 31, 2023 and $12 million as of December 31, 2022.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2023	$141	$27	$168
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2022	$126	$24	$150
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 31, 2023 and December 31, 2022.

	December 31, 2023			December 31, 2022
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$31	$72	$103	$25	$56	$81
91 – 120 days past due	7	19	26	7	16	23
Greater than 120 days past due	134	8	142	119	8	127
Total past due	172	99	271	151	80	231
Current	460	2,082	2,542	415	1,943	2,358
Total vacation ownership notes receivable	$632	$2,181	$2,813	$566	$2,023	$2,589

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

	At December 31, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,343	$2,427	$2,198	$2,245
Contracts receivable for financed VOI sales, net	37	37	22	22
Other assets	99	99	76	76
Total financial assets	$2,479	$2,563	$2,296	$2,343

Securitized debt, net	$(2,096)	$(2,068)	$(1,938)	$(1,828)
Term Loan, net	(781)	(784)	(778)	(775)
Revolving Corporate Credit Facility, net	(101)	(105)	—	—
2025 Notes, net	—	—	(248)	(258)
2028 Notes, net	(348)	(322)	(347)	(307)
2029 Notes, net	(495)	(445)	(494)	(417)
2026 Convertible notes, net	(568)	(508)	(565)	(560)
2027 Convertible notes, net	(563)	(513)	(560)	(568)
Non-interest bearing note payable, net	(4)	(4)	(10)	(10)
Total financial liabilities	$(4,956)	$(4,749)	$(4,940)	$(4,723)
Vacation Ownership Notes Receivable

	At December 31, 2023		At December 31, 2022
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net
Securitized	$1,912	$1,994	$1,792	$1,837

Eligible for securitization	52	54	63	65
Not eligible for securitization	379	379	343	343
Non-securitized	431	433	406	408
	$2,343	$2,427	$2,198	$2,245
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
Other Assets
Other assets include $99 million of COLI policies acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Revolving Corporate Credit Facility
We estimate that the gross carrying value of our Revolving Corporate Credit Facility (as defined in Footnote 16 “Debt”) approximates fair value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.

Senior Notes
We estimate the fair value of our 2025 Notes, 2028 Notes, and 2029 Notes (each as defined in Footnote 16 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and, as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
8. EARNINGS PER SHARE
Basic earnings or loss per common share attributable to common stockholders is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings or loss per common share attributable to common stockholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings or loss per common share applicable to common stockholders by application of the treasury stock method using average market prices during the period.
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. ASU 2020-06 is applicable to our convertible notes outstanding as of adoption and requires us to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of our intent to settle or partially settle the debt in cash. Under the “if-converted” method, shares issuable upon conversion of our convertible notes are assumed to be converted into common stock at the beginning of the period, to the extent dilutive. Earnings per share for 2021 have not been retrospectively restated and continue to be reported under the accounting standards in effect for that period.
The shares issuable on exercise of the warrants sold in connection with the issuance of our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of any of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method. The convertible note hedges purchased in connection with each issuance of the convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common stockholders for any periods presented herein.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common stockholders.

(in millions, except per share amounts)	2023	2022	2021
Net income attributable to common stockholders	$254	$391	$49
Shares for basic earnings per share	36.5	40.4	42.5
Basic earnings per share	$6.96	$9.69	$1.15

The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders.

(in millions, except per share amounts)	2023(1)	2022(1)	2021(1)
Net income attributable to common stockholders	$254	$391	$49
Add back of interest expense related to convertible notes subsequent to the adoption of ASU 2020-06, net of tax	19	5	—
Numerator used to calculate diluted earnings per share	$273	$396	$49

Shares for basic earnings per share	36.5	40.4	42.5
Effect of dilutive shares outstanding
Employee SARs	0.1	0.2	0.2
Restricted stock units	0.3	0.3	0.5
2022 Convertible Notes ($230 million of principal)	—	0.7	0.1
2026 Convertible Notes ($575 million of principal)	3.5	3.4	—
2027 Convertible Notes ($575 million of principal)	3.1	0.2	—
Shares for diluted earnings per share	43.5	45.2	43.3
Diluted earnings per share	$6.28	$8.77	$1.13
(1)The computations of diluted earnings per share attributable to common stockholders exclude approximately 193,000, 129,000, and 166,000 shares of common stock, the maximum number of shares issuable as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended December 31, 2023, we excluded from our calculation of diluted earnings per share 287,125 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, were greater than the average market price of our common stock for the applicable period.
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
9. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2023	At Year-End 2022
Real estate inventory(1)	$624	$651
Other	10	9
	$634	$660
(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.
In addition to the above, at December 31, 2023 and December 31, 2022, we had $370 million and $428 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.

10. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2023	At Year-End 2022
Land and land improvements	$428	$420
Buildings and leasehold improvements	906	746
Furniture, fixtures and other equipment	139	119
Information technology	393	389
Construction in progress	52	91
	1,918	1,765
Accumulated depreciation	(658)	(626)
	$1,260	$1,139
11. GOODWILL
The following table details the carrying amount of our goodwill at December 31, 2023 and December 31, 2022, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total Consolidated
Balance at December 31, 2021	$2,778	$372	$3,150
Measurement period adjustments	(8)	—	(8)
Disposition of VRI Americas	—	(25)	(25)
Balance at December 31, 2022	2,770	347	3,117
Adjustments	—	—	—
Balance at December 31, 2023	$2,770	$347	$3,117
We performed our annual goodwill impairment test as of October 1, 2023 and prepared a quantitative assessment for both the Vacation Ownership and the Exchange & Third-Party Management reporting units. For each reporting unit, the fair value of the reporting unit was in excess of the carrying value and therefore we concluded there was no impairment.
During 2022 we conducted our annual goodwill impairment test, which was a qualitative evaluation, and no impairment charges were recorded. The estimated fair values of all of our reporting units exceeded their carrying values at the date of their most recent estimated fair value determination.
12. INTANGIBLE ASSETS
The following table details the composition of our intangible asset balances:

($ in millions)	At Year-End 2023	At Year-End 2022
Definite-lived intangible assets
Member relationships	$670	$669
Management contracts	431	428
	1,101	1,097
Accumulated amortization	(310)	(249)
	791	848
Indefinite-lived intangible assets
Trade names	63	63
	$854	$911

Definite-Lived Intangible Assets
Definite-lived intangible assets, all of which were acquired as part of the ILG and Welk Acquisitions, are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 20 years. We recorded amortization expense of $61 million in the Depreciation and amortization line of our Income Statements for each of the years ended December 31, 2023, 2022, and 2021, and we estimate that our annual amortization expense will continue to be $61 million for each of the next five fiscal years.
Indefinite-Lived Intangible Assets
All of our indefinite-lived intangible assets are related to the Exchange & Third-Party Management segment. We performed our annual impairment test of indefinite-lived intangible assets during the fourth quarters of 2023 and 2022, and no impairment charges were recorded in either year.
13. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2023, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $110 million, of which we expect $57 million, $27 million, $16 million, $6 million, and $4 million will be paid in 2024, 2025, 2026, 2027, and 2028, respectively.
•We have a commitment to acquire real estate for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 19 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
Surety bonds issued as of December 31, 2023 totaled $122 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of December 31, 2023, we had $24 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 16 “Debt”), of which $23 million were related to and in lieu of reserves required for our most recent outstanding securitization transaction. In addition, as of December 31, 2023, we had $1 million in letters of credit outstanding related to and in lieu of reserves required for several vacation ownership notes receivable securitization transactions outstanding, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance of the rental revenue (if any) as our fee or we make up the deficit if the owners have not received their guaranteed amounts. At December 31, 2023, our maximum exposure under fixed dollar guarantees was $5 million, of which $2 million, $1 million, $1 million, $1 million and less than $1 million relate to 2024, 2025, 2026, 2027, and 2028, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At December 31, 2023, our expected commitment for 2024 is $11 million, which will ultimately be recorded as a component of rental expense on our income statement.
Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one (such claim, the “Remaining Claim”), with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and appealed the dismissal of the other claims. In June 2023, the appellate court upheld the dismissal of those claims. Plaintiff filed a motion for reconsideration of that appellate ruling, and in October 2023, the appellate court denied that motion. In November 2022, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and again granted plaintiff leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and again appealed the dismissal of the other claims. In January 2024, the appellate court upheld the dismissal of the other claims. In September 2023, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and denied plaintiff permission to file any additional amended complaints. Plaintiff has appealed that dismissal. We believe we have meritorious defenses to the claims in this matter and intend to vigorously defend against them.
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
14. LEASES
The following table presents the carrying values of our leases and the classification on our Balance Sheet.

($ in millions)	Balance Sheet Classification	At December 31, 2023	At December 31, 2022
Operating lease assets	Other assets	$77	$102
Finance lease assets	Property and equipment, net	165	88
		$242	$190

Operating lease liabilities	Accrued liabilities	$102	$114
Finance lease liabilities	Debt, net	189	86
		$291	$200

The following table presents the lease costs and the classification on our Income Statements for 2023, 2022, and 2021.

($ in millions)	Income Statement Classification	2023	2022	2021
Operating lease cost	Marketing and sales expense General and administrative expense	$31	$31	$35
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	10	7	5
Interest on lease liabilities	Financing expense	11	4	1
Variable lease cost	Marketing and sales expense	3	3	2
		$55	$45	$43
The following table presents the maturity of our operating and finance lease liabilities as of December 31, 2023.

($ in millions)	Operating Leases	Finance Leases(1)	Total
2024	$24	$17	$41
2025	21	16	37
2026	20	13	33
2027	13	12	25
2028	10	12	22
Thereafter	37	455	492
Total lease payments	125	525	650
Less: Imputed interest	(23)	(336)	(359)
	$102	$189	$291
(1)Includes new corporate headquarters discussed below.
Corporate Headquarters Finance Lease
During 2020, we entered into a finance lease arrangement for our new corporate headquarters in Orlando, Florida. The lease term commenced for accounting purposes during the first quarter of 2023, upon the substantial completion of construction. The lease includes a 26-year lease term consisting of a 16-year initial term plus two five-year renewal options. As of December 31, 2023, the carrying amount of the related finance lease asset was $76 million and the corresponding finance lease liability was $100 million.
Upon our relocation to the new corporate headquarters during the fourth quarter of 2023, we recorded a non-cash impairment charge of $16 million to the right-to-use asset related to the operating leases for our previous corporate headquarters as we do not expect proceeds from subleasing the spaces to exceed our future obligations under the operating leases.
Lease Term and Discount Rate
The following table presents additional information about our lease obligations.

	At December 31, 2023	At December 31, 2022
Weighted-average remaining lease term
Operating leases	7.6 years	6.8 years
Finance leases	36.4 years	51.5 years
Weighted-average discount rate
Operating leases	6.6%	6.2%
Finance leases	6.5%	5.3%

Other Information
The following table presents supplemental cash flow information for 2023, 2022, and 2021.

($ in millions)	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$7	$5	$1
Operating cash flows for operating leases	$33	$32	$34
Financing cash flows for finance leases	$5	$4	$5

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$31	$6	$7
Finance leases	$88	$8	$86
15. SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At December 31, 2023	At December 31, 2022
Vacation ownership notes receivable securitizations, gross(1)	$1,971	$1,799
Unamortized debt discount and issuance costs	(23)	(21)
	1,948	1,778

Warehouse Credit Facility, gross(2)	150	162
Unamortized debt issuance costs	(2)	(2)
	148	160

	$2,096	$1,938
(1)Interest rates as of December 31, 2023 range from 1.5% to 6.6%, with a weighted average interest rate of 4.4%.
(2)Effective interest rate as of December 31, 2023 was 6.8%.
All of our securitized debt is non-recourse. See Footnote 19 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of December 31, 2023.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payments Year
2024	$182	$11	$193
2025	186	10	196
2026	190	129	319
2027	192	—	192
2028	189	—	189
Thereafter	1,032	—	1,032
	$1,971	$150	$2,121
(1)Excludes future Warehouse Credit Facility renewals.

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2023, and as of December 31, 2023, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2023, we securitized a pool of $388 million of vacation ownership notes receivable. In connection with the securitization, $380 million in vacation ownership loan backed notes were issued by MVW 2023-1 LLC (the “2023-1 LLC”) in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2023-1 LLC: $237 million of Class A Notes, $65 million of Class B Notes, $48 million of Class C Notes, and $30 million of Class D Notes. The Class A Notes have an interest rate of 4.93%, the Class B Notes have an interest rate of 5.42%, the Class C Notes have an interest rate of 6.54%, and the Class D Notes have an interest rate of 8.83%. Investors purchased $369 million of the vacation ownership loan backed notes issued by the 2023-1 LLC, composed of the Class A Notes, the Class B Notes, the Class C Notes, and a portion of the Class D Notes, of which we retained $11 million. Proceeds from the transaction, net of fees and a reserve, were used to repay the outstanding obligations on our warehouse credit facility (as defined below) and for other general corporate purposes. The Class D notes that we retained were subsequently sold at par during the second quarter of 2023.
During the fourth quarter of 2023, we securitized a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, $450 million in vacation ownership loan backed notes were issued by MVW 2023-2 LLC (the “2023-2 LLC”) in a private placement. Four classes of vacation ownership loan backed notes were issued by the 2023-2 LLC: $303 million of Class A Notes, $72 million of Class B Notes, $46 million of Class C Notes, and $29 million of Class D Notes. The Class A Notes have an interest rate of 6.18%, the Class B Notes have an interest rate of 6.33%, the Class C Notes have an interest rate of 7.06%, and the Class D Notes have an interest rate of 9.33%, for an overall weighted average interest rate of 6.49%. Proceeds from the transaction, net of fees and a reserve, were used to repay the outstanding obligations on our warehouse credit facility (as defined below) and for other general corporate purposes.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”) allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. If not renewed prior to termination, any amounts outstanding under the Warehouse Credit Facility would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility. The interest rate applicable to most borrowings under the Warehouse Credit Facility is based on a U.S. Treasury overnight financing rate (Secured Overnight Financing Rate or “SOFR”) plus a 0.10% adjustment (“Adjusted SOFR”). The credit spread for the Warehouse Credit Facility is 135 basis points over Adjusted SOFR. The advance rate for vacation ownership notes receivable securitized using the Warehouse Credit Facility varies based on the characteristics of the securitized vacation ownership notes receivable. We also pay unused facility and other fees under the Warehouse Credit Facility. We generally expect to securitize our vacation ownership notes receivable, including any vacation ownership notes receivable held in the Warehouse Credit Facility, in the ABS market typically twice a year.
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

16. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2023	At December 31, 2022
Corporate Credit Facility
Term Loan	$784	$784
Unamortized debt discount and issuance costs	(3)	(6)
	781	778

Revolving Corporate Credit Facility(1)	105	—
Unamortized debt issuance costs(2)	(4)	—
	101	—
Senior Secured Notes
2025 Notes	—	250
Unamortized debt discount and issuance costs	—	(2)
	—	248
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(3)
	348	347

2029 Notes	500	500
Unamortized debt discount and issuance costs	(5)	(6)
	495	494
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(7)	(10)
	568	565

2027 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(12)	(15)
	563	560

Finance Leases	189	86

Non-Interest Bearing Note Payable	4	10
	$3,049	$3,088
(1)Effective interest rate as of December 31, 2023 was 7.46%.
(2)Excludes $5 million of unamortized debt issuance costs as of December 31, 2022. As no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time, the unamortized debt issuance costs were included in Other assets.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of December 31, 2023.

	Payments Year
($ in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Term Loan	$—	$784	$—	$—	$—	$—	$784
Revolving Corporate Credit Facility	—	—	—	105	—	—	105
2028 Notes	—	—	—	—	350	—	350
2029 Notes	—	—	—	—	—	500	500
2026 Convertible Notes	—	—	575	—	—	—	575
2027 Convertible Notes	—	—	—	575	—	—	575
Non-Interest Bearing Note Payable	4	—	—	—	—	—	4
	$4	$784	$575	$680	$350	$500	$2,893
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which matures on August 31, 2025, and a revolving credit facility with a borrowing capacity of $750 million (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility of $75 million, that terminates on March 31, 2027.
During the second quarter of 2023, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which modified the interest rate applicable to borrowings under the Term Loan. Beginning July 31, 2023, the Term Loan references SOFR and is based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Amendment), plus a 0.10% adjustment for a one-month interest period, a 0.15% adjustment for a three-month interest period, or a 0.25% adjustment for a six-month interest period, subject to a 0.00% floor.
Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate plus an applicable margin that varies from 0.75% to 2.25% depending on the type of loan and our leverage. The interest rate applicable to borrowings under the Revolving Corporate Credit Facility references SOFR and is based on “Adjusted Term SOFR,” which is calculated as Term SOFR (as defined in the Revolver Amendment), plus a 0.10% adjustment, subject to a 0.00% floor. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 25 to 35 basis points per annum, also depending on our leverage.
Any amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to the Revolving Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries).
Prior to 2022, we entered into interest rate swaps and an interest rate collar under which we may pay a fixed rate and receive a floating interest rate to hedge a portion of our interest rate risk on the Term Loan. During the second quarter of 2023, we amended these interest rate swaps and the collar to reference SOFR rather than LIBOR, effective July 31, 2023. As a result of this transition, the fixed rate on the $250 million of interest rate swaps that matured in September 2023 was amended to 2.88%, the fixed rate on the $200 million of interest rate swaps maturing in April 2024 was amended to 2.17%, and the cap strike price on the $100 million interest rate collar was amended to 2.43%. Both the interest rate swaps and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and are recorded in Other assets on our Balance Sheet as of December 31, 2023 and December 31, 2022. We characterize payments we make or receive in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.

The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during 2023, 2022 and 2021. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2023	2022	2021
Derivative Instrument Adjustment, Beginning of Year	$13	$(18)	$(39)
Other comprehensive (loss) gain before reclassifications	(10)	31	21
Derivative Instrument Adjustment, End of Year	$3	$13	$(18)
Senior Notes
Our senior notes include:
•$500 million aggregate principal amount of 6.125% Senior Secured Notes due 2025 issued in 2020 with a maturity date of September 15, 2025 (the “2025 Notes”), of which none was outstanding as of December 31, 2023.
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
2025 Notes
The 2025 Notes were pari passu with, and secured by the same collateral as, our Corporate Credit Facility. We paid interest on the 2025 Notes on May 15 and November 15 of each year. We received net proceeds of approximately $493 million from the offering of the 2025 Notes, after deducting offering expenses and the underwriting discount.
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
During 2023, we redeemed, prior to maturity, the remaining $250 million of the 2025 Notes outstanding pursuant to a redemption notice issued in 2022 and the terms of the indenture governing the 2025 Notes. In connection with this redemption, we incurred charges of $10 million, inclusive of a redemption premium and the write-off of unamortized debt issuance costs, which was recorded in Gains (losses) and other income (expense), net on our Income Statement for the year ended December 31, 2023.
2028 Notes
We issued the 2028 Notes under an indenture with The Bank of New York Mellon Trust Company, N.A., as trustee. We received net proceeds of $346 million from the offering, after deducting the underwriting discount and estimated expenses. We pay interest on the 2028 Notes on March 15 and September 15 of each year. We may redeem some or all of the 2028 Notes prior to maturity under the terms provided in the indenture.
2029 Notes
We issued the 2029 Notes under an indenture with The Bank of New York Mellon Trust Company, N.A., as trustee. We received net proceeds of $493 million from the offering, after deducting the underwriting fees and transaction expenses. We pay interest on the 2029 Notes on June 15 and December 15 of each year. We may redeem some or all of the 2029 Notes prior to maturity under the terms provided in the indenture.
Convertible Notes
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless repurchased or converted in accordance with their terms prior to that date.
The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of December 31, 2023 to 6.1576 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $162.40 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 31, 2023, the effective interest rate was 0.55%.
The following table shows interest expense information related to the 2026 Convertible Notes.

($ in millions)	2023	2022	2021
Amortization of debt discount(1)	$—	$—	$22
Amortization of debt issuance costs	3	3	2
	$3	$3	$24
(1)As a result of the adoption of ASU 2020-06 during 2022, we no longer account for the liability and equity components of the convertible notes separately, and we reclassified the conversion feature related to the 2026 Convertible Notes from equity to liabilities. Prior period amounts have not been adjusted to reflect our adoption of ASU 2020-06 under the modified retrospective method. See Footnote 2 “Summary of Significant Accounting Policies” for information on our adoption of ASU 2020-06.
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.5 million shares of our common stock, and warrant transactions (“2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire approximately 3.5 million shares of our common stock in each case, as of December 31, 2023. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to approximately $162.40 and $203.00 as of December 31, 2023, respectively, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The 2027 Convertible Notes are convertible at a rate of 5.2753 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.56 per share of our common stock) as of December 31, 2023. The conversion rate is subject to adjustment for certain events as described in the indenture governing the notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 31, 2023, the effective interest rate was 3.88%.
The following table shows interest expense information related to the 2027 Convertible Notes.

($ in millions)	2023	2022	2021
Contractual interest expense	$19	$1	$—
Amortization of debt issuance costs	3	—	—
	$22	$1	$—
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock in each case, as of December 31, 2023. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were $189.56 and $286.13 as of December 31, 2023, respectively, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
Finance Leases
See Footnote 14 “Leases” for information on our finance leases. Non-cash financing activities related to our lease liabilities during 2023, 2022, and 2021, were $108 million, $7 million, and $80 million, respectively.

Security and Guarantees
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose subsidiaries), subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2027 Convertible Notes, the 2028 Notes, and the 2029 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding bankruptcy remote special purpose subsidiaries.
17. STOCKHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2023, there were 75,807,882 shares of Marriott Vacations Worldwide common stock issued, of which 35,319,306 shares were outstanding and 40,488,576 shares were held as treasury stock. At December 31, 2022, there were 75,744,524 shares of Marriott Vacations Worldwide common stock issued, of which 37,481,082 shares were outstanding and 38,263,442 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2023 or December 31, 2022.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). During the second quarter of 2023, our Board of Directors increased the then-remaining authorization under our previously approved Share Repurchase Program to authorize purchases up to $600 million and extended the term of this program to December 31, 2024. As of December 31, 2023, approximately $439 million remained available for share repurchases under the Share Repurchase Program.
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
The Inflation Reduction Act of 2022, which was enacted in August 2022, imposes a 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For purposes of calculating the excise tax, the fair value of certain share issuances may be netted against the fair market value of stock repurchases during the same taxable year. In 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accrued liabilities on our Balance Sheet.
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	22,773,218	$2,119	$93.06
For the year ended December 31, 2023	2,367,855	286	$120.55
As of December 31, 2023	25,141,073	$2,405	$95.65

Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2023 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt, and Board approval. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 16, 2023	March 2, 2023	March 16, 2023	$0.72
May 11, 2023	May 25, 2023	June 8, 2023	$0.72
September 7, 2023	September 21, 2023	October 5, 2023	$0.72
December 7, 2023	December 21, 2023	January 4, 2024	$0.76
Subsequent to the end of 2023, on February 15, 2024, our Board of Directors declared a quarterly dividend of $0.76 per share to be paid on March 14, 2024 to stockholders of record as of February 29, 2024.
18. SHARE-BASED COMPENSATION
We maintain the MVW Equity Plan for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) RSUs of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of December 31, 2023, approximately 1.5 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

($ in millions)	2023	2022	2021
Service-based RSUs	$29	$31	$34
Performance-based RSUs	—	3	9
	29	34	43
SARs	2	5	8
	$31	$39	$51
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2023(1)	At Year-End 2022
Service-based RSUs	$22	$26
Performance-based RSUs	1	7
	23	33
SARs	1	1
	$24	$34
(1)As of December 31, 2023, the weighted average remaining term for RSU grants outstanding at year-end 2023 was one to two years and we expect that deferred compensation expense will be recognized over a weighted average period of one to three years.

Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2023
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2022	728,067	$119.39	292,446	$117.82	1,020,513	$118.94
Granted	203,575	$142.15	114,602	$144.73	318,177	$143.08
Distributed	(260,633)	$124.25	—	$—	(260,633)	$124.25
Forfeited	(15,895)	$144.67	(214,324)	$104.82	(230,219)	$107.57
Outstanding at year-end 2023	655,114	$123.91	192,724	$148.29	847,838	$129.45
The weighted average grant-date fair value per RSU granted in 2022 and 2021 was $151.86 and $161.42, respectively. The fair value of the RSUs which vested in 2023, 2022, and 2021 was $36 million, $65 million, and $46 million, respectively. The fair value of the RSUs which vested in 2021 included $3 million related to RSUs converted from ILG equity-based RSUs to MVW equity-based RSUs in the ILG Acquisition.
Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2023
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2022	689,506	$114.32
Granted	37,436	$153.10
Exercised	(4,289)	$52.09
Forfeited or expired	(2,625)	$153.10
Outstanding at year-end 2023(1)(2)	720,028	$116.56
(1)As of December 31, 2023, outstanding SARs had an aggregate intrinsic value of $3 million and a weighted average remaining term of 5 years.
(2)As of December 31, 2023, 540,034 SARs with a weighted average exercise price of $104.13, an aggregate intrinsic value of $3 million and a weighted average remaining contractual term of 4 years were exercisable.
The weighted average grant-date fair value per SAR granted in 2023, 2022, and 2021 was $58.50, $59.68, and $70.66, respectively. The SARS which vested in 2023 did not have any intrinsic value. The intrinsic value of SARs which vested in 2022 and 2021 was $2 million and $5 million, respectively. The aggregate intrinsic value of SARs which were exercised in 2023, 2022, and 2021 was less than $1 million, $1 million, and $14 million, respectively.
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

The following table outlines the assumptions used to estimate the fair value of grants in 2023, 2022, and 2021:

	2023	2022	2021
Expected volatility	40.47%	42.86%	48.35%
Dividend yield	1.87%	1.53%	1.48%
Risk-free rate	4.07%	1.77%	0.97%
Expected term (in years)	6.25	6.25	6.25
19. VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse, through bankruptcy remote special purpose entities, notes receivable originated in connection with the sale of vacation ownership products. These vacation ownership notes receivable securitizations provide funding for general corporate purposes. In a vacation ownership notes receivable securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single pool of transferred assets, which consist of vacation ownership notes receivable. With each vacation ownership notes receivable securitization, we may retain all or a portion of the securities that are issued, and certain residual interests.
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
The following table shows consolidated assets, which are collateral for the obligations of these VIEs, and consolidated liabilities included on our Balance Sheet at December 31, 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,752	$160	$1,912
Interest receivable	14	1	15
Restricted cash	67	12	79
Total	$1,833	$173	$2,006
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	1,971	150	2,121
Total	$1,974	$151	$2,125
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2023:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$243	$33	$276
Interest expense	$68	$14	$82
Debt issuance cost amortization	$9	$2	$11
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

($ in millions)	2023	2022
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$841	$627
Principal receipts	510	563
Interest receipts	240	234
Reserve release	49	154
Total	1,640	1,578
Cash Outflows
Principal payments	(508)	(556)
Voluntary repurchases of defaulted vacation ownership notes receivable, net	(118)	(94)
Voluntary clean-up call	(51)	(60)
Interest payments	(70)	(46)
Funding of restricted cash	(48)	(97)
Total	(795)	(853)
Net Cash Flows	$845	$725
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

($ in millions)	2023	2022
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$642	$397
Principal receipts	54	19
Interest receipts	31	10
Reserve release	11	1
Total	738	427
Cash Outflows
Principal payments	(39)	(8)
Voluntary repurchases of defaulted vacation ownership notes receivable, net	(5)	—
Repayment of Warehouse Credit Facility	(610)	(227)
Interest payments	(14)	(3)
Funding of restricted cash	(21)	(6)
Total	(689)	(244)
Net Cash Flows	$49	$183
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable, net of substitutions, of $123 million during 2023, $94 million during 2022 and $99 million during 2021. We also made voluntary repurchases of $774 million, $338 million and $200 million of other non-defaulted vacation ownership notes receivable during 2023, 2022 and 2021, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell, and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance of the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.

Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity during construction. Further, our purchase commitment is generally contingent upon the property being redeveloped to our brand standards. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of December 31, 2023, we expect to make payments for the property as follows: $112 million in 2024, $82 million in 2025, and $41 million in 2026. As of December 31, 2023, our Balance Sheet reflected $2 million in Accounts and contracts receivable, including a note receivable of less than $1 million, $4 million in Property and equipment, net and $1 million in Accrued liabilities. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $5 million as of December 31, 2023. Subsequent to the end of 2023, we fulfilled our outstanding commitment to purchase retail space for $48 million. We have an agreement to sell the retail space to a third party, at cost, upon completion of construction, which we expect to occur in the second half of 2024.
20. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our president and chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:
•Vacation Ownership includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive, long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands, as well as under Marriott Vacation Club Pulse, an extension of the Marriott Vacation Club brand. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We also have a license to use the St. Regis brand for specified fractional ownership products.
•Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs, and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
•Exchange & Third-Party Management includes an exchange network and membership programs, as well as provision of management services to other resorts and lodging properties. We provide these services through our Interval International and Aqua-Aston businesses. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange, and rental transactions, property and owners’ association management, and other related products and services. VRI Americas was part of the Exchange & Third-Party Management segment through the date of sale in April 2022. See Footnote 3 “Acquisitions and Dispositions” for more information on the disposition of VRI Americas.
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
Our CODM uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments, and the components of net income or loss attributable to common stockholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income or loss attributable to common stockholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance.

Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income or loss attributable to common stockholders is presented below.
Revenues

($ in millions)	2023	2022	2021
Vacation Ownership	$4,468	$4,342	$3,539
Exchange & Third-Party Management	262	291	320
Total segment revenues	4,730	4,633	3,859
Consolidated Property Owners’ Associations	(3)	23	31
	$4,727	$4,656	$3,890
Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Stockholders

($ in millions)	2023	2022	2021
Adjusted EBITDA Vacation Ownership	$883	$1,033	$699
Adjusted EBITDA Exchange & Third-Party Management	130	148	144
Reconciling items:
Corporate and other	(252)	(215)	(186)
Interest expense, net	(145)	(118)	(164)
Tax provision	(146)	(191)	(74)
Depreciation and amortization	(135)	(132)	(146)
Share-based compensation expense	(31)	(39)	(51)
Certain items	(50)	(95)	(173)
Net income attributable to common stockholders	$254	$391	$49
Depreciation and Amortization

($ in millions)	2023	2022	2021
Vacation Ownership	$93	$92	$89
Exchange & Third-Party Management	31	31	48
Total segment depreciation and amortization	124	123	137
Corporate and other	11	9	9
	$135	$132	$146
Assets

($ in millions)	At December 31, 2023	At December 31, 2022
Vacation Ownership	$8,167	$8,037
Exchange & Third-Party Management	813	865
Total segment assets	8,980	8,902
Corporate and other	700	737
	$9,680	$9,639

Capital Expenditures (including inventory)

($ in millions)	2023	2022	2021
Vacation Ownership	$171	$182	$296
Exchange & Third-Party Management	—	—	3
Total segment capital expenditures	171	182	299
Corporate and other	63	33	(2)
	$234	$215	$297
Revenues Excluding Cost Reimbursements

($ in millions)	2023	2022	2021
United States	$2,722	$2,886	$2,499
All other countries	444	403	263
	$3,166	$3,289	$2,762
Property and Equipment, net

($ in millions)	At December 31, 2023	At December 31, 2022
United States	$1,103	$969
All other countries	157	170
	$1,260	$1,139

21. IMPAIRMENT AND RESTRUCTURING
Impairment
We incurred total impairment charges during 2023, 2022, and 2021 as follows:

($ in millions)	2023	2022	2021
Lease	$16	$—	$—
Equity method investment	8	—	3
Investment in management contract	4	—	—
Hotel	2	—	—
Property & equipment	2	2	—
	$32	$2	$3
Lease Impairment
See Footnote 14 “Leases” for information on the impairment of our right-to-use operating lease asset.
Restructuring Costs
During 2023, we realigned our management structure and made additional headcount reductions, resulting in severance costs of $6 million associated with the elimination of certain positions, of which $5 million was accrued on our Balance Sheet as of December 31, 2023.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
(c) Trading Plans
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
As described below, we incorporate by reference in this Annual Report certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance
Our Proxy Statement will be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Report on the Board of Directors and its Committees” in our Proxy Statement.

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
(3) Exhibits
All documents referenced below are being filed as a part of this Annual Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.3	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021
4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.8	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021
4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.10 above)		8-K	4.2	12/8/2022
4.11	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	License, Services, and Development Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.1	11/22/2011
10.2	Letter Agreement, dated as of February 21, 2013, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, supplementing the License, Services, and Development Agreement		10-Q	10.1	4/25/2013
10.3	Letter Agreement, dated May 9, 2016, among Marriott Vacations Worldwide Corporation, Marriott Worldwide Corporation and Marriott International, Inc. relating to the License, Services, and Development Agreement		10-Q	10.3	7/21/2016

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.4	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto		10-K	10.4	2/27/2018
10.5	Amended and Restated Side Letter Agreement, dated as of February 26, 2018 by among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.†		10-K	10.5	2/27/2018
10.6	Letter Agreement, effective as of January 1, 2022, between Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC		10-K	10.6	3/1/2022
10.7	Marketing Track Amendment, dated as of May 19, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation		10-Q	10.3	8/9/2022
10.8	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011
10.9	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.10	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.11	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.12	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.13	Marriott Bonvoy Affiliation Agreement, dated as of November 10, 2021, by and among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.14	3/1/2022
10.14	Termination of Noncompetition Agreement, dated as of February 26, 2018, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		10-K	10.14	2/27/2018
10.15	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.16	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.17	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.18	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.19	Form of Non-Employee Director Share Award Confirmation(1)		10-Q	10.3	8/4/2023
10.20	Form of Non-Employee Director Stock Appreciation Right Award Agreement(1)		10-Q	10.4	8/4/2023
10.21	Form of Director Stock Unit Agreement(1)		10-Q	10.5	8/4/2023
10.22	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.22	2/27/2023
10.23	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.23	2/27/2023
10.24	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.24	2/27/2023
10.25	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*	X
10.26	Form of Participation Agreement for Change in Control Severance Plan*		10-K	10.26	2/27/2023
10.27	Marriott Vacations Worldwide Corporation Deferred Compensation Plan Revised July 29, 2022*		10-Q	10.4	8/9/2022
10.28	Marriott Vacations Worldwide Corporation Executive Long-Term Disability Plan*		10-K	10.21	2/26/2015
10.29	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.30	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.31	Amendment No. 1 to Credit Agreement, dated as of December 3, 2019, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Interval Acquisition Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		10-K	10.38	3/2/2020
10.32	Amendment No. 2 to Credit Agreement dated as of April 27, 2023, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent		10-Q	10.2	8/4/2023
10.33	Incremental Facility Amendment, dated as of March 31, 2022, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the incremental lenders party thereto		8-K	10.1	4/6/2022
10.34	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018
10.35	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.36	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.37	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014
10.38	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.39	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.1	5/12/2016
10.40	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016
10.41	Termination of Noncompetition Agreement, effective September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC (formerly Starwood Hotels & Resorts Worldwide, Inc.) and Vistana Signatures Experiences, Inc.		8-K	10.2	9/20/2018
10.42	Letter of Agreement, effective September 1, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signatures Experiences, Inc., ILG, LLC, Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC and Starwood Hotels & Resorts Worldwide, LLC		8-K	10.1	9/20/2018
10.43	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.44	2020 Amended and Restated Employment Agreement between Marriott Vacations Worldwide Corporation and Jeanette E. Marbert*	X
10.45	2020 Salary Reduction Agreement between Marriott Vacations Worldwide Corporation and Jeanette E. Marbert*	X
10.46	Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan		10-Q	10.6	11/3/2023
10.47	Form of Call Option Transaction Confirmation		8-K	10.1	2/3/2021
10.48	Form of Warrant Confirmation		8-K	10.2	2/3/2021
10.49	Form of Base Call Option Transaction Confirmation		8-K	10.1	12/8/2022
10.50	Form of Base Warrant Confirmation		8-K	10.2	12/8/2022
10.51	Umbrella IP Amendment, dated as of March 4, 2022, to the Marriott License, Services and Development Agreement for Marriott Projects dated November 19, 2011, by and among Marriott International, Inc., Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation		10-Q	10.2	5/9/2022
10.52	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*	X
10.53	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*	X
10.54	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*	X
21.1	Subsidiaries of Marriott Vacations Worldwide Corporation	X
22.1	List of the Issuer and its Guarantor Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date: February 27, 2024	By:	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John E. Geller, Jr., Jason P. Marino, and James H Hunter, IV, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on our behalf in the capacities and on the date indicated above.

Principal Executive Officer:

/s/ John E. Geller, Jr.	President, Chief Executive Officer and Director
John E. Geller, Jr.

Principal Financial Officer:

/s/ Jason P. Marino	Executive Vice President and Chief Financial Officer
Jason P. Marino

Principal Accounting Officer:

/s/ Kathleen A. Pighini	Senior Vice President, Corporate Controller and Chief Accounting Officer
Kathleen A. Pighini
Directors:

/s/ William J. Shaw	/s/ Jonice M. Gray
William J. Shaw, Director, Chairman	Jonice M. Gray, Director

/s/ C.E. Andrews	/s/ Melquiades R. Martinez
C.E. Andrews, Director	Melquiades R. Martinez, Director

/s/ Lizanne Galbreath	/s/ William W. McCarten
Lizanne Galbreath, Director	William W. McCarten, Director

/s/ Mary E. Galligan	/s/ Dianna F. Morgan
Mary E. Galligan, Director	Dianna F. Morgan, Director

/s/ Raymond L. Gellein, Jr.	/s/ Stephen R. Quazzo
Raymond L. Gellein, Jr., Director	Stephen R. Quazzo, Director