Form 10-Q
period 2024-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2024-05-07
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of May 3, 2024 was 35,163,907.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
REVENUES
Sale of vacation ownership products	$352	$375
Management and exchange	211	200
Rental	158	151
Financing	83	78
Cost reimbursements	391	365
TOTAL REVENUES	1,195	1,169
EXPENSES
Cost of vacation ownership products	53	58
Marketing and sales	223	210
Management and exchange	116	107
Rental	107	113
Financing	34	26
General and administrative	63	68
Depreciation and amortization	38	32
Litigation charges	3	3
Restructuring	2	—
Royalty fee	28	29
Impairment	—	4
Cost reimbursements	391	365
TOTAL EXPENSES	1,058	1,015
Gains and other income, net	—	21
Interest expense, net	(40)	(34)
Transaction and integration costs	(15)	(13)
Other	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	81	128
Provision for income taxes	(35)	(41)
NET INCOME	46	87
Net loss attributable to noncontrolling interests	1	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$47	$87

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$1.32	$2.32
Diluted	$1.22	$2.06

CASH DIVIDENDS DECLARED PER SHARE	$0.76	$0.72
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
NET INCOME	$46	$87

Foreign currency translation adjustments	1	6
Derivative instrument adjustment, net of tax	(2)	(3)
OTHER COMPREHENSIVE (LOSS) GAIN, NET OF TAX	(1)	3

Net loss attributable to noncontrolling interests	1	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46	$90
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$237	$248
Restricted cash (including $128 and $79 from VIEs, respectively)	313	326
Accounts and contracts receivable, net (including $15 and $15 from VIEs, respectively)	422	385
Vacation ownership notes receivable, net (including $1,914 and $1,912 from VIEs, respectively)	2,336	2,343
Inventory	637	634
Property and equipment, net	1,299	1,260
Goodwill	3,117	3,117
Intangibles, net	839	854
Other (including $110 and $99 from VIEs, respectively)	667	513
TOTAL ASSETS	$9,867	$9,680

LIABILITIES AND EQUITY
Accounts payable	$221	$362
Advance deposits	176	164
Accrued liabilities (including $4 and $4 from VIEs, respectively)	384	343
Deferred revenue	482	382
Payroll and benefits liability	209	205
Deferred compensation liability	173	168
Securitized debt, net (including $2,205 and $2,121 from VIEs, respectively)	2,178	2,096
Debt, net	3,111	3,049
Other	227	249
Deferred taxes	328	280
TOTAL LIABILITIES	7,489	7,298
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,847,526 and 75,807,882 shares issued, respectively	1	1
Treasury stock — at cost; 40,683,846 and 40,488,576 shares, respectively	(2,351)	(2,332)
Additional paid-in capital	3,951	3,955
Accumulated other comprehensive income	15	16
Retained earnings	763	742
TOTAL MVW STOCKHOLDERS' EQUITY	2,379	2,382
Noncontrolling interests	(1)	—
TOTAL EQUITY	2,378	2,382
TOTAL LIABILITIES AND EQUITY	$9,867	$9,680

The abbreviation VIEs above means Variable Interest Entities.

See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES
Net income	$46	$87
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	38	32
Amortization of debt discount and issuance costs	5	7
Vacation ownership notes receivable reserve	46	38
Share-based compensation	7	7
Impairment charges	—	3
Deferred income taxes	35	6
Net change in assets and liabilities:
Accounts and contracts receivable	(41)	(6)
Vacation ownership notes receivable originations	(200)	(225)
Vacation ownership notes receivable collections	160	161
Inventory	17	24
Other assets	(133)	(146)
Accounts payable, advance deposits and accrued liabilities	(60)	(101)
Deferred revenue	100	101
Payroll and benefit liabilities	4	(45)
Deferred compensation liability	(3)	4
Other liabilities	(19)	16
Purchase of property for future transfer to inventory	—	(8)
Other, net	1	(5)
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	3	(50)
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(16)	(37)
Purchase of company owned life insurance	(4)	—
Purchase and development of property for future sale	(49)	—
Net cash, cash equivalents and restricted cash used in investing activities	(69)	(37)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
FINANCING ACTIVITIES
Borrowings from securitization transactions	524	171
Repayment of debt related to securitization transactions	(441)	(174)
Proceeds from debt	340	405
Repayments of debt	(289)	(461)
Finance lease incentive	—	10
Finance lease payment	(2)	(2)
Payment of debt issuance costs	(6)	—
Repurchase of common stock	(24)	(80)
Payment of dividends	(54)	(54)
Payment of withholding taxes on vesting of restricted stock units	(5)	(9)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	43	(194)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	1
Change in cash, cash equivalents and restricted cash	(24)	(280)
Cash, cash equivalents and restricted cash, beginning of period	574	854
Cash, cash equivalents and restricted cash, end of period	$550	$574

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$1	$1
Non-cash transfer from inventory to property and equipment	6	3
Non-cash transfer from property and equipment to inventory	23	43
Non-cash transfer from property and equipment to other assets	—	2
Right-of-use asset obtained in exchange for finance lease obligation	11	80
Non-cash issuance of debt in connection with finance lease	11	97

Interest paid, net of amounts capitalized	$52	$44
Income taxes paid, net of refunds	50	56

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.8	BALANCE AT DECEMBER 31, 2023	$1	$(2,332)	$3,955	$16	$742	$2,382	$—	$2,382
—	Net income (loss)	—	—	—	—	47	47	(1)	46
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(2)	—	(2)	—	(2)
—	Share-based compensation plans	—	5	(4)	—	—	1	—	1
—	Repurchase of common stock	—	(24)	—	—	—	(24)	—	(24)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2024	$1	$(2,351)	$3,951	$15	$763	$2,379	$(1)	$2,378

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.7	BALANCE AT DECEMBER 31, 2022	$1	$(2,054)	$3,941	$15	$593	$2,496	$2	$2,498
—	Net income	—	—	—	—	87	87	—	87
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.1	Share-based compensation plans	—	2	(4)	—	—	(2)	—	(2)
—	Repurchase of common stock	—	(80)	—	—	—	(80)	—	(80)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2023	$1	$(2,132)	$3,937	$18	$654	$2,478	$2	$2,480
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW,” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in the Interim Condensed Notes to Consolidated Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). We also use certain other terms that are defined within these Financial Statements.
The Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Marriott Vacations Worldwide, all entities in which Marriott Vacations Worldwide has a controlling voting interest (“subsidiaries”), and variable interest entities (“VIEs”) for which Marriott Vacations Worldwide is the primary beneficiary in accordance with consolidation accounting guidance. References in these Financial Statements to net income attributable to common stockholders and MVW stockholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties in the broader macroeconomic environment, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, general macroeconomic conditions, including inflationary pressures and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2023 Annual Report.
We refer to the business and brands that we acquired in the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), in 2018 (the “ILG Acquisition”) as “Legacy-ILG.” We refer to the business we conducted prior to the ILG Acquisition and the associated brands as “Legacy-MVW.” We refer to the business and brand that we acquired in the acquisition of Welk Hospitality Group, Inc. (“Welk”) in 2021 (the “Welk Acquisition”) as “Legacy-Welk.” During 2023, we rebranded all Legacy-Welk resorts as Hyatt Vacation Club resorts. Additionally, we use the term “Marriott Vacation Ownership” to refer to our Marriott-, Sheraton-, and Westin-brands and the term “Hyatt Vacation Ownership” to refer to our Hyatt-brands.
We have reclassified certain prior year amounts to conform with our current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Future Adoption of Accounting Standards
Accounting Standards Update 2023-07 – “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”)
In November 2023, the FASB issued ASU 2023-07, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update will be applied retrospectively for all prior periods presented in the financial statements. We will begin providing the enhanced disclosures required by this standard with our Annual Report on Form 10-K for the year ending December 31, 2024.
Accounting Standards Update 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”)
In December 2023, the FASB issued ASU 2023-09, which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 primarily enhances and expands both the annual income tax rate reconciliation disclosure and the annual income taxes paid disclosure. This update is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis, with early adoption permitted. We will begin providing the enhanced disclosures required by this standard with our Annual Report on Form 10-K for the year ending December 31, 2025.

3.	ACQUISITIONS
Savannah, Georgia
During the third quarter of 2023, we acquired a property in Savannah, Georgia for $19 million. We plan to convert the property into a 73-unit vacation ownership property. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
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

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended March 31, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$352	$—	$—	$352

Ancillary revenues	65	1	—	66
Management fee revenues	52	5	(1)	56
Exchange and other services revenues	31	46	12	89
Management and exchange	148	52	11	211

Rental	147	11	—	158

Cost reimbursements	400	2	(11)	391
Revenue from contracts with customers	1,047	65	—	1,112

Financing	83	—	—	83
Total Revenues	$1,130	$65	$—	$1,195

	Three Months Ended March 31, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$375	$—	$—	$375

Ancillary revenues	61	1	—	62
Management fee revenues	45	8	(1)	52
Exchange and other services revenues	29	47	10	86
Management and exchange	135	56	9	200

Rental	141	10	—	151

Cost reimbursements	368	5	(8)	365
Revenue from contracts with customers	1,019	71	1	1,091

Financing	78	—	—	78
Total Revenues	$1,097	$71	$1	$1,169
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$625	$24	$—	$649
Goods or services transferred at a point in time	422	41	—	463
Revenue from contracts with customers	$1,047	$65	$—	$1,112

	Three Months Ended March 31, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$578	$29	$1	$608
Goods or services transferred at a point in time	441	42	—	483
Revenue from contracts with customers	$1,019	$71	$1	$1,091
Sale of Vacation Ownership Products
Revenues were reduced during the first quarter of 2024 by $4 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either March 31, 2024 or December 31, 2023.

($ in millions)	At March 31, 2024	At December 31, 2023
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$272	$259
Vacation ownership notes receivable, net	2,336	2,343
	$2,608	$2,602
Contract Liabilities
Advance deposits	$176	$164
Deferred revenue	482	382
	$658	$546
Revenue recognized during the first quarter of 2024 that was included in our contract liabilities balance at December 31, 2023 was $121 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2024, approximately 93% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At March 31, 2024	At December 31, 2023
Receivables from contracts with customers, net	$272	$259
Interest receivable	18	18
Tax receivable	63	44
Indemnification assets	42	40
Employee tax credit receivable	10	11
Other	17	13
	$422	$385

5.	INCOME TAXES
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
Our effective tax rate was 43.0% and 32.3% for the three months ended March 31, 2024 and March 31, 2023, respectively.
The effective tax rate for the three months ended March 31, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including $11 million primarily related to a $20 million increase to remove the permanent reinvestment assertion for certain non-U.S. entities offset by a $9 million decrease for the expiration of statutes of limitation on certain unrecognized tax benefits. The effective tax rate for the three months ended March 31, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including $9 million primarily related to an increase in uncertain tax benefits of $20 million for new unrecognized tax benefits in a foreign jurisdiction, offset by decreases in stock compensation of $7 million and $4 million related to prior year true-up adjustments.

Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the three months ended March 31, 2024.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2023	$106
Increases to tax positions related to a prior period	2
Decreases to tax positions related to a prior period	(7)
Decreases as a result of a lapse of the applicable statute of limitation	(6)
Balance at March 31, 2024	$95
The total amount of gross interest and penalties accrued related to unrecognized tax benefits was $41 million at March 31, 2024 and $48 million at December 31, 2023, a decrease of $7 million, which is predominantly attributable to the expiration of statutes of limitation, partially offset by additional interest and penalties related to non-U.S. uncertain tax positions. At March 31, 2024, unrecognized tax benefits (including interest and penalties) of $26 million, net of indemnification, would impact the effective tax rate if recognized.
We anticipate $38 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	March 31, 2024			December 31, 2023
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,785	$129	$1,914	$1,764	$148	$1,912

Eligible for securitization(1)	51	2	53	51	1	52
Not eligible for securitization(1)	351	18	369	363	16	379
Non-securitized	402	20	422	414	17	431

Total	$2,187	$149	$2,336	$2,178	$165	$2,343

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Interest income associated with securitized vacation ownership notes receivable	$71	$67
Interest income associated with non-securitized vacation ownership notes receivable	10	9
Total interest income associated with vacation ownership notes receivable	$81	$76

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
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 724 and 723, at March 31, 2024 and December 31, 2023, respectively, based upon the FICO score of the borrower at the time of origination.
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of a $14 million reserve, and interest rates for our acquired vacation ownership notes receivable at March 31, 2024.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024, remaining	$4	$21	$25
2025	3	27	30
2026	3	24	27
2027	3	19	22
2028	2	13	15
Thereafter	5	25	30
Balance at March 31, 2024	$20	$129	$149
Weighted average stated interest rate	13.8%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of March 31, 2024
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$42	$28	$4	$8	$82
Hyatt Vacation Ownership	48	31	1	1	81
	$90	$59	$5	$9	$163

	Acquired Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$46	$32	$4	$9	$91
Hyatt Vacation Ownership	53	34	1	1	89
	$99	$66	$5	$10	$180

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at March 31, 2024.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024, remaining	$51	$105	$156
2025	48	146	194
2026	43	155	198
2027	40	162	202
2028	33	168	201
Thereafter	187	1,049	1,236
Balance at March 31, 2024	$402	$1,785	$2,187
Weighted average stated interest rate	11.9%	13.3%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2023	$195	$260	$455
Increase (decrease) in vacation ownership notes receivable reserve	47	(5)	42
Securitizations	(63)	63	—
Clean-up call	34	(34)	—
Write-offs	(45)	—	(45)
Defaulted vacation ownership notes receivable repurchase activity(1)	33	(33)	—
Balance at March 31, 2024	$201	$251	$452

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of March 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,381	$608	$57	$327	$2,373
Hyatt Vacation Ownership	191	70	2	3	266
	$1,572	$678	$59	$330	$2,639

	Originated Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,381	$609	$57	$323	2,370
Hyatt Vacation Ownership	188	70	2	3	263
	$1,569	$679	$59	$326	$2,633

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of March 31, 2024, and gross write-offs by brand for the first quarter of 2024.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$98	$470	$353	$191	$269	$1,381
600 - 699	30	183	155	98	142	608
< 600	3	17	14	9	14	57
No Score	39	138	59	23	68	327
	$170	$808	$581	$321	$493	$2,373

Gross write-offs	$—	$7	$12	$8	$12	$39

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$27	$79	$56	$25	$4	$191
600 - 699	8	27	23	10	2	70
< 600	—	1	—	1	—	2
No Score	—	2	1	—	—	3
	$35	$109	$80	$36	$6	$266

Gross write-offs	$—	$2	$3	$1	$—	$6
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 12.62% as of March 31, 2024 and 13.00% as of December 31, 2023. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $13 million as of both March 31, 2024 and December 31, 2023.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2024	$153	$27	$180
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2023	$141	$27	$168
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024			As of December 31, 2023
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$32	$68	$100	$31	$72	$103
91 – 120 days past due	12	15	27	7	19	26
Greater than 120 days past due	141	12	153	134	8	142
Total past due	185	95	280	172	99	271
Current	444	2,078	2,522	460	2,082	2,542
Total vacation ownership notes receivable	$629	$2,173	$2,802	$632	$2,181	$2,813

7.	FINANCIAL INSTRUMENTS
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

	At March 31, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,336	$2,419	$2,343	$2,427
Contracts receivable for financed VOI sales, net	48	48	37	37
Other assets	110	110	99	99
Total financial assets	$2,494	$2,577	$2,479	$2,563

Securitized debt, net	$(2,178)	$(2,167)	$(2,096)	$(2,068)
Term Loan, net	(781)	(781)	(781)	(784)
Revolving Corporate Credit Facility, net	(157)	(160)	(101)	(105)
2028 Notes, net	(348)	(329)	(348)	(322)
2029 Notes, net	(495)	(457)	(495)	(445)
2026 Convertible Notes, net	(569)	(543)	(568)	(508)
2027 Convertible Notes, net	(564)	(540)	(563)	(513)
Non-interest bearing note payable, net	—	—	(4)	(4)
Total financial liabilities	$(5,092)	$(4,977)	$(4,956)	$(4,749)
Vacation Ownership Notes Receivable

	At March 31, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,914	$1,995	$1,912	$1,994

Eligible for securitization	53	55	52	54
Not eligible for securitization	369	369	379	379
Non-securitized	422	424	431	433

Total	$2,336	$2,419	$2,343	$2,427
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
Contracts Receivable for Financed VOI Sales
At the time at which we recognize revenue for Marriott-branded VOI sales, we temporarily record a contract receivable for financed VOI sales, until the time at which we originate a vacation ownership note receivable, which occurs at closing. We believe that the carrying value of the contracts receivable for financed VOI sales approximates fair value because the stated, or otherwise imputed, interest rates of these receivables are generally consistent with current market rates and the reserve for these contracts receivable for financed VOI sales appropriately accounts for risks in default rates. We concluded that this fair value measurement should be categorized within Level 3.
Other Assets
Other assets include $110 million and $99 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at March 31, 2024 and December 31, 2023, respectively, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our 2028 Notes and 2029 Notes (each as defined in Footnote 12 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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

8.	EARNINGS PER SHARE
Basic earnings per common share attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share attributable to common stockholders reflects the assumed conversion of all dilutive securities, calculated using the treasury stock method.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic earnings per share attributable to common stockholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2024	March 31, 2023
Net income attributable to common stockholders	$47	$87
Shares for basic earnings per share	35.5	37.4
Basic earnings per share	$1.32	$2.32
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of diluted earnings per share attributable to common stockholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2024	March 31, 2023
Net income attributable to common stockholders	$47	$87
Add back of interest expense related to convertible notes, net of tax	5	4
Numerator used to calculate diluted earnings per share	$52	$91

Shares for basic earnings per share	35.5	37.4
Effect of dilutive shares outstanding
Employee SARs	—	0.2
Restricted stock units	0.1	0.3
2026 Convertible Notes ($575 million of principal)	3.6	3.5
2027 Convertible Notes ($575 million of principal)	3.0	3.0
Shares for diluted earnings per share	42.2	44.4
Diluted earnings per share	$1.22	$2.06
The computations of diluted earnings per share attributable to common stockholders in the table above exclude approximately 396,000 and 239,000 shares of common stock, the maximum number of shares issuable as of March 31, 2024 and March 31, 2023, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the first quarter of 2024, we excluded from our calculation of diluted earnings per share 645,524 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first quarter of 2023, we excluded from our calculation of diluted earnings per share 237,249 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $153.10 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2024	At December 31, 2023
Finished goods(1)	$625	$624
Work-in-progress	2	—
Real estate inventory	627	624
Other	10	10
	$637	$634

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $5 million during the first quarter of 2024 and $11 million during the first quarter of 2023.
In addition to the above, at March 31, 2024 and December 31, 2023, we had $349 million and $370 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products. We also had deposits on future purchases of inventory of $9 million at March 31, 2024, of which $5 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $3 million at December 31, 2023, which was included in Other assets on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2024, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $81 million, of which we expect $29 million, $26 million, $16 million, $6 million, $4 million and less than $1 million will be paid in the remainder of 2024, 2025, 2026, 2027, 2028, and thereafter, respectively.
•We have remaining commitments of $36 million to purchase vacation ownership units located in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of 32 vacation ownership units in 2025 pursuant to one of the commitments, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $4 million in the remainder of 2024, $10 million in 2025, and $1 million in 2026. We expect to complete the acquisition of 26 vacation ownership units in 2026 pursuant to the other commitment, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $4 million in the remainder of 2024, $2 million in 2025, $14 million in 2026, and $1 million in 2027.
•We have a remaining commitment of $37 million to purchase 60 vacation ownership units located in Khao Lak, Thailand, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2026. We expect to make remaining payments when specific construction milestones are completed as follows: $4 million in 2025, $31 million in 2026 and $2 million in 2027.
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.
As of March 31, 2024, we had $33 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $32 million were related to and in lieu of reserves required for our most recent outstanding securitization transactions completed during the first quarter of 2024 and the fourth quarter of 2023. In addition, as of March 31, 2024, we had $1 million in letters of credit outstanding that were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.

Surety bonds issued as of March 31, 2024 totaled $122 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance of the rental revenue (if any) as our fee or we make up the deficit if the owners have not received their guaranteed amounts. At March 31, 2024, our maximum exposure under fixed dollar guarantees was $4 million, of which $1 million, $1 million, $1 million, $1 million, and less than $1 million relate to the remainder of 2024, 2025, 2026, 2027, and 2028, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At March 31, 2024, our expected commitment for the remainder of 2024 is $9 million, which will ultimately be recorded as a component of rental expense on our income statement.
Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one (such claim, the “Remaining Claim”), with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and appealed the dismissal of the other claims. In June 2023, the appellate court upheld the dismissal of those claims. Plaintiff filed a motion for reconsideration of that appellate ruling, and in October 2023, the appellate court denied that motion. In November 2022, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and again granted plaintiff leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and again appealed the dismissal of the other claims. In January 2024, the appellate court upheld the dismissal of the other claims. In September 2023, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and denied plaintiff permission to file any additional amended complaints. Plaintiff has appealed that dismissal. As of March 31, 2024, the appeal remains pending. We believe we have meritorious defenses to the claims in this matter and intend to vigorously defend against them.
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

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2024	At December 31, 2023
Vacation ownership notes receivable securitizations, gross(1)	$2,205	$1,971
Unamortized debt discount and issuance costs	(27)	(23)
	2,178	1,948

Warehouse Credit Facility, gross	—	150
Unamortized debt issuance costs(2)	—	(2)
	—	148

	$2,178	$2,096

(1)Interest rates as of March 31, 2024 range from 1.5% to 6.6%, with a weighted average interest rate of 4.7%.
(2)Excludes $1 million of unamortized debt issuance costs as of March 31, 2024, as no cash borrowings were outstanding on the Warehouse Credit Facility at that time.
All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of March 31, 2024.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payment Year
2024, remaining	$143
2025	194
2026	201
2027	204
2028	202
Thereafter	1,261
$2,205
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2024, and as of March 31, 2024, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the first quarter of 2024, we securitized a pool of $439 million of vacation ownership notes receivable. In connection with the securitization, $430 million in vacation ownership loan backed notes were issued by MVW 2024-1 LLC (the “2024-1 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2024-1 LLC: $284 million of Class A Notes, $89 million of Class B Notes, and $57 million of Class C Notes. The Class A Notes have an interest rate of 5.32%, the Class B Notes have an interest rate of 5.51%, and the Class C Notes have an interest rate of 6.20%, for an overall weighted average interest rate of 5.48%. Proceeds from the transaction, net of fees and a reserve, were used to repay the outstanding obligations on our warehouse credit facility (the “Warehouse Credit Facility”) and for other general corporate purposes.

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2024	At December 31, 2023
Corporate Credit Facility
Term Loan	$784	$784
Unamortized debt discount and issuance costs	(3)	(3)
	781	781

Revolving Corporate Credit Facility(1)	160	105
Unamortized debt issuance costs	(3)	(4)
	157	101
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(5)	(5)
	495	495
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(6)	(7)
	569	568

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(11)	(12)
	564	563

Finance Leases	197	189

Non-interest bearing note payable	—	4
	$3,111	$3,049

(1)Effective interest rate as of March 31, 2024 was 7.2%.
The following table shows scheduled principal payments for our debt, excluding finance leases, as of March 31, 2024.

	Payments Year
($ in millions)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Term Loan	$—	$784	$—	$—	$—	$—	$784
Revolving Corporate Credit Facility	—	—	—	160	—	—	160
2028 Notes	—	—	—	—	350	—	350
2029 Notes	—	—	—	—	—	500	500
2026 Convertible Notes	—	—	575	—	—	—	575
2027 Convertible Notes	—	—	—	575	—	—	575
	$—	$784	$575	$735	$350	$500	$2,944

Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a $900 million term loan facility (the “Term Loan”), which, as of March 31, 2024, was scheduled to mature on August 31, 2025, and a revolving credit facility with a borrowing capacity of $750 million (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility of $75 million, that terminates on March 31, 2027.
Subsequent to the end of the first quarter of 2024, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which, among other things, provides for a new $800 million term loan facility scheduled to mature on April 1, 2031 (the “New Term Loan”). The proceeds of the New Term Loan were used to refinance in full the Term Loan, which was scheduled to mature on August 31, 2025. The interest rate applicable to the New Term Loan is the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. There were no changes to the borrowing capacity or the termination date of the Revolving Corporate Credit Facility or its letter of credit sub-facility.
As of March 31, 2024, we have $200 million of interest rate swaps, under which we may pay a fixed rate of 2.17% and receive a floating interest rate through April 2024, and a $100 million interest rate collar with a cap strike price of 2.43% through April 2024, in each case, that we entered into prior to 2023 to hedge a portion of our interest rate risk on the Term Loan. Both the interest rate swap and the interest rate collar have been designated and qualify as cash flow hedges of interest rate risk and are recorded in Other assets on our Balance Sheets as of March 31, 2024 and December 31, 2023. We characterize payments we make or receive in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first quarter of 2024 and 2023. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2024	2023
Derivative instrument adjustment balance, January 1	$3	$13
Other comprehensive loss before reclassifications	(2)	(3)
Derivative instrument adjustment balance, March 31	1	10
Senior Notes
Our senior notes include:
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in the second quarter of 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
Convertible Notes
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of March 31, 2024 to 6.2076 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $161.09 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2024, the effective interest rate was 0.55%.
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Amortization of debt issuance costs	$1	$1

2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.6 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.6 million shares of our common stock, in each case, as of March 31, 2024. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $161.09 and $201.36, respectively, as of March 31, 2024, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes, and was subject to adjustment as of March 31, 2024 to 5.2776 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.48 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2024, the effective interest rate was 3.88%.
The following table shows interest expense information related to the 2027 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Contractual interest expense	$4	$4
Amortization of debt issuance costs	1	1
	$5	$5
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock, in each case, as of March 31, 2024. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $189.48 and $286.01, respectively, as of March 31, 2024, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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

13.	STOCKHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2024, there were 75,847,526 shares of Marriott Vacations Worldwide common stock issued, of which 35,163,680 shares were outstanding and 40,683,846 shares were held as treasury stock. At December 31, 2023, there were 75,807,882 shares of Marriott Vacations Worldwide common stock issued, of which 35,319,306 shares were outstanding and 40,488,576 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2024 or December 31, 2023.

Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of March 31, 2024, approximately $414 million remained available for share repurchases under the current Share Repurchase Program.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the first quarter of 2024	279,577	24	$87.37
As of March 31, 2024	25,420,650	$2,429	$95.56
Dividends
We declared cash dividends to holders of common stock during the first quarter of 2024 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 15, 2024	February 29, 2024	March 14, 2024	$0.76

14.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of 1.8 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of March 31, 2024, less than 1 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Service-based RSUs	$6	$6
Performance-based RSUs	1	1
	$7	$7
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2024	At December 31, 2023
Service-based RSUs	$50	$22
Performance-based RSUs	9	1
	59	23
SARs	3	1
	$62	$24

Restricted Stock Units
We granted 380,924 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $87.00, to our employees and non-employee directors during the first quarter of 2024. During the first quarter of 2024, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 204,020 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2024.
Stock Appreciation Rights
We granted 86,759 SARs, with a weighted average grant-date fair value of $34.58 and a weighted average exercise price of $93.73, to members of management during the first quarter of 2024. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2024:

Expected volatility	45.78%
Dividend yield	3.21%
Risk-free rate	4.23%
Expected term (in years)	6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at March 31, 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,914	$—	$1,914
Interest receivable	15	—	15
Restricted cash	128	—	128
Total	$2,057	$—	$2,057
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	2,205	—	2,205
Total	$2,208	$1	$2,209
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first quarter of 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$66	$5	$71
Interest expense	$22	$3	$25
Debt issuance cost amortization	$3	$—	$3

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$425	$21
Principal receipts	141	125
Interest receipts	65	57
Reserve release	60	—
Total	691	203
Cash Outflows
Principal payments	(132)	(131)
Voluntary repurchases of defaulted vacation ownership notes receivable	(35)	(28)
Voluntary clean-up call	(29)	—
Interest payments	(21)	(16)
Funding of restricted cash	(112)	—
Total	(329)	(175)
Net Cash Flows	$362	$28
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$94	$150
Principal receipts	10	18
Interest receipts	6	10
Reserve release	6	—
Total	116	178
Cash Outflows
Principal payments	(7)	(15)
Voluntary repurchases of defaulted vacation ownership notes receivable	(2)	—
Repayment of Warehouse Credit Facility	(236)	—
Interest payments	(3)	(3)
Funding of restricted cash	(2)	(5)
Total	(250)	(23)
Net Cash Flows	$(134)	$155
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

Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity during construction. Further, our purchase commitment is generally contingent upon the property being redeveloped to our brand standards. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of March 31, 2024, we expect to make remaining payments for the property as follows: $65 million in the remainder of 2024, $82 million in 2025, and $41 million in 2026. As of March 31, 2024, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, $8 million in Property and equipment, net, $1 million in Accrued liabilities and $1 million in the Other line within liabilities on our Balance Sheets. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $10 million as of March 31, 2024. During the first quarter of 2024, we fulfilled our outstanding commitment to purchase retail space for $48 million and incurred $1 million of cost related to the fit-out of this space. We have an agreement to sell the retail space to a third party, at cost, upon completion of construction, which we expect to occur in the second half of 2024.
Deferred Compensation Plan
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2024 and December 31, 2023, the value of the assets held in the rabbi trust was $110 million and $99 million, respectively, and was included in the Other line within assets on our Balance Sheets.

16.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments:
•Vacation Ownership includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive, long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We also have a license to use the St. Regis brand for specified fractional ownership products.
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

Our CODM uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments, and the components of net income attributable to common stockholders excluded from Adjusted EBITDA are not separately evaluated. Adjusted EBITDA is defined as net income attributable to common stockholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income attributable to common stockholders is presented below.
Revenues

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Vacation Ownership	$1,130	$1,097
Exchange & Third-Party Management	65	71
Total segment revenues	1,195	1,168
Consolidated Property Owners’ Associations	—	1
	$1,195	$1,169
Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Stockholders

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Adjusted EBITDA Vacation Ownership	$213	$229
Adjusted EBITDA Exchange & Third-Party Management	32	37
Reconciling items:
Corporate and other	(58)	(63)
Interest expense, net	(40)	(34)
Tax provision	(35)	(41)
Depreciation and amortization	(38)	(32)
Share-based compensation expense	(7)	(7)
Certain items	(20)	(2)
Net income attributable to common stockholders	$47	$87
Assets

($ in millions)	At March 31, 2024	At December 31, 2023
Vacation Ownership	$8,327	$8,167
Exchange & Third-Party Management	802	813
Total segment assets	9,129	8,980
Corporate and other	738	700
	$9,867	$9,680
Revenues Excluding Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
United States	$699	$700
All other countries	105	104
	$804	$804

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations, financial condition, leverage, liquidity, returns on investments, margins including financing profit and development profit margins; dividend payments; business strategies; financing plans; our competitive position; our plans to pursue growth opportunities; potential operating performance, including our expectations regarding contract sales, including contract sales from our Maui sales centers; our expectation regarding consumer financing interest expense; our expectation that inventory spending will exceed cost of sales for the remainder of 2024 and the impact of inventory repurchases; indemnification; capital requirements; taxes, including the impact of Pillar 2; our ability to securitize consumer loans and related default rates and reserve requirements; and the pace of originations of vacation ownership notes receivable compared to payoffs. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: a future health crisis and responses to a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technology; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui wildfires; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Gaza and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2023 Annual Report, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
All forward-looking statements in this Quarterly Report apply only as of the date of this Quarterly Report or as of the date they were made or as otherwise specified herein. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. You should not put undue reliance on any forward-looking statements in this Quarterly Report. We do not have any intention or obligation to update forward-looking statements after the date of this Quarterly Report, except as required by law.
The risk factors discussed in “Risk Factors” in our 2023 Annual Report could cause actual results to differ materially from those expressed or implied in forward-looking statements in this Quarterly Report. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. However, the financial information discussed below and included in this Quarterly Report may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
In order to make this report easier to read, we refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in the Interim Condensed Notes to Consolidated Financial Statements that we include in the Financial Statements of this Quarterly Report.

Business Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental and resort and property management, along with related businesses, products and services. Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.
Our Vacation Ownership segment includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We also have a license to use the St. Regis brand for specified fractional ownership products.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
Our Exchange & Third-Party Management segment includes an exchange network and membership programs, as well as the provision of management services to other resorts and lodging properties. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. We provide these services through our Interval International and Aqua-Aston businesses.
Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated property owners’ associations (“Consolidated Property Owners’ Associations”).
We routinely post important information, including news releases, announcements and other statements about our business and results of operations, that may be deemed material to investors on the Investor Relations section of our website, www.marriottvacationsworldwide.com. We use our website as a means of disclosing material, nonpublic information and for complying with our disclosure obligations under Regulation FD. Investors should monitor the Investor Relations section of our website in addition to following our press releases, filings with the SEC, public conference calls and webcasts. The information on our website is not part of, and is not incorporated by reference into this Quarterly Report.
Performance Measures
We measure operating performance using the key metrics described below:
•Contract sales from the sale of vacation ownership products, which consists of the total amount of vacation ownership product sales under contracts signed during the period where we have generally received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third parties, which we refer to as “resales contract sales.” In circumstances where customers apply any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our income statements due to the requirements for revenue recognition and adjustments for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
•Total contract sales include contract sales from the sale of vacation ownership products including non-consolidated joint ventures.
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures.
•Volume per guest (“VPG”) is calculated by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, and other sales that are not attributed to a tour, by the number of tours in a given period. We believe that this operating metric is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.
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
NM = Not meaningful.
Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
REVENUES
Sale of vacation ownership products	$352	$375
Management and exchange	211	200
Rental	158	151
Financing	83	78
Cost reimbursements	391	365
TOTAL REVENUES	1,195	1,169
EXPENSES
Cost of vacation ownership products	53	58
Marketing and sales	223	210
Management and exchange	116	107
Rental	107	113
Financing	34	26
General and administrative	63	68
Depreciation and amortization	38	32
Litigation charges	3	3
Restructuring	2	—
Royalty fee	28	29
Impairment	—	4
Cost reimbursements	391	365
TOTAL EXPENSES	1,058	1,015
Gains and other income, net	—	21
Interest expense, net	(40)	(34)
Transaction and integration costs	(15)	(13)
Other	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	81	128
Provision for income taxes	(35)	(41)
NET INCOME	46	87
Net loss attributable to noncontrolling interests	1	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$47	$87

Operating Statistics
2024 First Quarter

	Three Months Ended
(Contract sales $ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Vacation Ownership
Total contract sales	$433	$444	$(11)	(2%)
Consolidated contract sales	$428	$434	$(6)	(1%)
Joint venture contract sales	$5	$10	$(5)	(49%)
VPG	$4,129	$4,358	$(229)	(5%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,566	1,568	(2)	—%
Average revenue per member	$41.74	$42.07	$(0.33)	(1%)
Revenues
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Vacation Ownership	$1,130	$1,097	$33	3%
Exchange & Third-Party Management	65	71	(6)	(8%)
Total Segment Revenues	1,195	1,168	27	2%
Consolidated Property Owners’ Associations	—	1	(1)	NM
Total Revenues	$1,195	$1,169	$26	2%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA and Adjusted EBITDA calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to stockholders. We also use Adjusted EBITDA, as do analysts, lenders, investors, and others, because this measure excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. Adjusted EBITDA also facilitates comparison by us, analysts, investors, and others of results from our on-going core operations before the impact of these items with results from other companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with Net income attributable to common stockholders, which is the most directly comparable GAAP financial measure.

2024 First Quarter

	Three Months Ended		Change
($ in millions)	March 31, 2024	March 31, 2023		% Change
Net income attributable to common stockholders	$47	$87	$(40)	(46%)
Interest expense, net	40	34	6	17%
Provision for income taxes	35	41	(6)	(15%)
Depreciation and amortization	38	32	6	16%
EBITDA	160	194	(34)	(18%)
Share-based compensation expense	7	7	—	(13%)
Certain items	20	2	18	NM
Adjusted EBITDA	$187	$203	$(16)	(8%)
Adjusted EBITDA Margin	23%	25%	(2 pts)
The table below details the components of Certain items for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
($ in millions)	March 31, 2024		March 31, 2023
ILG integration	$—		$9
Welk acquisition and integration	15		4
Transaction and integration costs		15		13
Purchase accounting adjustments		1		2
Litigation charges		3		3
Restructuring charges		2		—
Impairment charges		—		4
Early redemption of senior secured notes	—		10
Foreign currency translation	2		(2)
Insurance proceeds	—		(2)
Change in indemnification asset	(2)		(23)
Other	—		(4)
Gains and other income, net		—		(21)
Other		(1)		1
Total Certain items		$20		$2
Segment Adjusted EBITDA
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Vacation Ownership	$213	$229	$(16)	(7%)
Exchange & Third-Party Management	32	37	(5)	(14%)
Segment adjusted EBITDA	245	266	(21)	(8%)
General and administrative	(63)	(68)	5	8%
Other	5	5	—	(13%)
Adjusted EBITDA	$187	$203	$(16)	(8%)

The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Segment financial results	$182	$205	$(23)	(11%)
Depreciation and amortization	25	23	2	11%
Share-based compensation expense	2	1	1	8%
Certain items	4	—	4	NM
Segment adjusted EBITDA	$213	$229	$(16)	(7%)
The table below details the components of Certain items for Vacation Ownership segment financial results for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
($ in millions)	March 31, 2024		March 31, 2023
Purchase accounting adjustments		$1		$2
Litigation charges		3		3
Impairment charges		—		4
Insurance proceeds	—		(2)
Change in indemnification asset	—		(3)
Other	—		(4)
Gains and other income, net		—		(9)
Total Certain items		$4		$—
Exchange & Third-Party Management
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Segment financial results	$25	$28	$(3)	(13%)
Depreciation and amortization	7	8	(1)	(14%)
Share-based compensation expense	—	1	(1)	(11%)
Segment adjusted EBITDA	$32	$37	$(5)	(14%)

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
REVENUES
Sale of vacation ownership products	$352	$375
Resort management and other services	148	135
Rental	147	141
Financing	83	78
Cost reimbursements	400	368
TOTAL REVENUES	1,130	1,097
EXPENSES
Cost of vacation ownership products	53	58
Marketing and sales	223	210
Resort management and other services	71	64
Rental	110	116
Financing	34	26
Depreciation and amortization	25	23
Litigation charges	3	3
Royalty fee	28	29
Impairment	—	4
Cost reimbursements	400	368
TOTAL EXPENSES	947	901
Gains and other income, net	—	9
Other	(1)	—
SEGMENT FINANCIAL RESULTS BEFORE NONCONTROLLING INTERESTS	182	205
Net loss attributable to noncontrolling interests	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$182	$205

Sale of Vacation Ownership Products
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	% of Consolidated Contract Sales, Net of Resales	March 31, 2023	% of Consolidated Contract Sales, Net of Resales	Change	% Change
Consolidated contract sales	$428		$434		$(6)	(1%)
Joint venture contract sales	5		10		(5)	(49%)
Total contract sales	433		444		(11)	(2%)
Less: Resales contract sales	(12)		(11)		(1)
Less: Joint venture contract sales	(5)		(10)		5
Consolidated contract sales, net of resales	416		423		(7)	(2%)
Plus:
Settlement revenue	8	2%	8	2%	—
Resales revenue	5	1%	6	1%	(1)
Revenue recognition adjustments:
Reportability	(9)	(2%)	—	—%	(9)
Sales reserve	(46)	(11%)	(38)	(9%)	(8)
Other(1)	(22)	(6%)	(24)	(6%)	2
Sale of vacation ownership products	$352	84%	$375	88%	$(23)	(6%)

Financing propensity	53.4%		54.2%		(0.8 pts)
Average FICO Score (2)	737		738
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
Contract sales in the first quarter of 2024 declined due to a 5% decrease in VPG, partially offset by a 4% increase in tours primarily attributed to our Asia Pacific locations. The 5% decrease in VPG was due to lower performance in both North America and international sales operations, a larger mix of international tours, which carry a lower VPG than our North America business, and the on-going impact from our Maui sales centers. Excluding the $16 million decline in contract sales at our Maui sales centers, contract sales increased 3%. We expect that full year 2024 contract sales from our Maui sales centers will be generally in-line with 2023 results and that full year 2024 consolidated contract sales, net of resales will exceed 2023 results.
The revenue reportability adjustment for the first quarter of 2024 resulted from contracts that remained in the contractual rescission period at the end of the quarter.
In the latter half of 2023, we increased our vacation ownership notes receivable reserve to reflect trends in delinquencies and default rates. We estimated the amount of the increase in our sales reserve primarily using a historical period of increased defaults. The additional reserves recorded in 2023 adjusted our future default rate estimate to reflect then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity. The sales reserve for the first quarter of 2024 continues to reflect these ongoing macroeconomic conditions and remains in-line with the reserve recorded in the fourth quarter of 2023.

Development Profit
2024 First Quarter

	Three Months Ended				Change	% Change
($ in millions)	March 31, 2024	% of Revenue	March 31, 2023	% of Revenue
Sale of vacation ownership products	$352		$375		$(23)	(6%)
Cost of vacation ownership products	(53)	(15%)	(58)	(16%)	5	9%
Marketing and sales	(223)	(63%)	(210)	(56%)	(13)	(6%)
Development profit	$76		$107		$(31)	(29%)
Development profit margin	21.5%		28.5%		(7.0 pts)
The decrease in Development profit reflects higher marketing and sales costs, including $6 million of higher preview costs, and lower sales of vacation ownership products, including $8 million from the higher sales reserve and $7 million from unfavorable revenue reportability, partially offset by $2 million due primarily to the sale of lower cost inventory. We expect Development profit margin for the full year to decline slightly compared to 2023 results.
Resort Management and Other Services Revenues, Expenses and Profit
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Management fee revenues	$52	$45	$7	15%
Ancillary revenues	65	61	4	7%
Other management and exchange revenues	31	29	2	7%
Resort management and other services revenues	148	135	13	10%
Resort management and other services expenses	(71)	(64)	(7)	(11%)
Resort management and other services profit	$77	$71	$6	8%
Resort management and other services profit margin	51.8%	52.7%	(0.9 pts)
Resort occupancy (1)	90.2%	88.9%	1.3 pts

(1)Resort occupancy represents all transient, previews, and owner keys divided by total keys available, net of keys out of service.
The increase in Other management and exchange revenues is attributed to higher club dues. The increase in Resort management and other services expenses reflects an increase in ancillary expenses of $4 million, and an increase in customer service and exchange company expenses of $3 million due to incremental headcount, wages, benefits, and other operating cost increases.

Rental Revenues, Expenses and Profit
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Rental revenues	$147	$141	$6	4%
Rental expenses	(110)	(116)	6	5%
Rental profit	$37	$25	$12	47%
Rental profit margin	25.3%	17.9%	7.4 pts

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Transient keys rented(1)	542,970	547,540	(4,570)	(1%)
Average transient rate	$286	$287	$(1)	—%
Rental occupancy(2)	72.7%	70.4%	2.3 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Rental profit for transient keys, including plus points and excluding keys from owned hotels, increased due to higher plus points revenue of $11 million, a $6 million increase in costs allocated to marketing and sales expense for occupancy used for previews and $2 million of lower unsold maintenance fees associated with developer owned inventory. These changes were partially offset by $4 million of decreased profit due to fewer transient keys rented and higher tidy and variable costs and $3 million of increased costs associated with higher owner utilization of third-party vacation and other offerings. Rental profit for our owned hotels remained in-line with the first quarter of 2023.
Financing Revenues, Expenses and Profit
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Financing revenues	$83	$78	$5	6%
Financing expenses	(9)	(10)	1	11%
Consumer financing interest expense	(25)	(16)	(9)	(50%)
Financing profit	$49	$52	$(3)	(4%)
Financing profit margin	59.5%	65.7%	(6.2 pts)
Financing propensity	53.4%	54.2%	(0.8 pts)
Financing revenues reflect $5 million of higher interest income as a result of a higher average notes receivable balance and a slightly higher average interest rate. The higher average notes receivable balance was the result of new loan originations in excess of the repayment of existing vacation ownership notes receivable, which we expect to continue in 2024.
The increase in consumer financing interest expense is attributable to the higher average securitized debt at a higher average interest rate for our more recent term securitization transactions. We expect consumer financing interest expense to continue to remain higher than our average outstanding interest rates on existing securitization transactions as a result of higher interest rates until meaningful market interest rate declines occur. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; as a result, we expect our financing profit margin to continue to decrease in 2024, as we repay existing securitization transactions with lower interest rates and enter into new securitization transactions with higher interest rates.

Royalty Fee
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Royalty fee	$28	$29	$(1)	(4%)
Royalty fee expense decreased in the first quarter of 2024 due to higher sales of pre-owned inventory, which carry a lower royalty fee as compared to initial sales (one percent versus two percent).
Gains and Other Income
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Gains and other income, net	$—	$9	$(9)	NM
During the first quarter of 2023, we recorded a $4 million gain associated with the earn out of additional proceeds from the 2019 disposition of a land parcel in Cancun, Mexico, a $3 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition and $2 million related to the receipt of business interruption insurance proceeds.
Litigation Charges
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Litigation charges	$3	$3	$—	2%
Litigation charges during the first quarter of 2024, as well as the first quarter of 2023, relate primarily to business in Europe.
Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
REVENUES
Management and exchange	$52	$56
Rental	11	10
Cost reimbursements	2	5
TOTAL REVENUES	65	71
EXPENSES
Management and exchange	31	30
Depreciation and amortization	7	8
Cost reimbursements	2	5
TOTAL EXPENSES	40	43
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25	$28

Management and Exchange Profit
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Management and exchange revenue	$52	$56	$(4)	(9%)
Management and exchange expense	(31)	(30)	(1)	(3%)
Management and exchange profit	$21	$26	$(5)	(21%)
Management and exchange profit margin	40.6%	47.1%	(6.5 pts)
The decrease in management and exchange revenue reflects a $2 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent and a lower average daily rate in the Hawaii market due to changes in demand. Interval International management and exchange revenues declined $2 million or 5% primarily attributed to lower exchange transaction volume.
The decrease in management and exchange profit was primarily attributed to lower revenues and higher information technology costs.
Rental Revenues
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Rental revenues	$11	$10	$1	7%
Results reflect a 2% increase in volume of transactions and a 4% increase in average fee per transaction.
Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
REVENUES
Resort management and other services	$11	$9
Cost reimbursements	(11)	(8)
TOTAL REVENUES	—	1
EXPENSES
Resort management and other services	14	13
Rental	(3)	(3)
General and administrative	63	68
Depreciation and amortization	6	1
Restructuring	2	—
Cost reimbursements	(11)	(8)
TOTAL EXPENSES	71	71
Gains and other income, net	—	12
Interest expense, net	(40)	(34)
Transaction and integration costs	(15)	(13)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(126)	(105)
Provision for income taxes	(35)	(41)
Net loss attributable to noncontrolling interests	1	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(160)	$(146)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
REVENUES
Resort management and other services	$11	$9
Cost reimbursements	(11)	(8)
TOTAL REVENUES	—	1
EXPENSES
Resort management and other services	14	13
Rental	(3)	(3)
Cost reimbursements	(11)	(8)
TOTAL EXPENSES	—	2
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	—	(1)
Net loss attributable to noncontrolling interests	1	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1	$(1)
General and Administrative
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
General and administrative	$63	$68	$(5)	(8%)
The change in General and administrative expenses is due to $4 million of lower wages and benefits and $2 million of lower insurance expense, partially offset by $1 million of higher other expenses.
Gains (Losses) and Other Income (Expense)
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Gains and other income, net	$—	$12	$(12)	(101%)
In the first quarter of 2024, we recorded $2 million of foreign currency translation losses, offset by $2 million of non-income tax related adjustments to the receivable for the indemnification we expect to receive from Marriott International for indemnified tax matters.
In the first quarter of 2023, we recorded a $20 million increase in our receivable from Marriott International for indemnified tax matters (the true-up to the offsetting accrual is included in the Provision for income taxes line) and $2 million of foreign currency translation gains, partially offset by $10 million attributed to the redemption premium and write-off of unamortized debt issuance costs resulting from the early redemption of our senior secured notes.
Interest Expense
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Interest expense, net	$(40)	$(34)	$(6)	(17%)
The increase in Interest expense, net is attributed to $2 million associated with higher borrowings and higher variable interest rates on both the Warehouse Credit Facility and the Revolving Corporate Credit Facility, $2 million of higher variable interest expense on the Term Loan, and $2 million of interest expense related to leased assets.

Income Tax
2024 First Quarter

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change	% Change
Provision for income taxes	$(35)	$(41)	$6	15%
Our effective tax rate was 43.0% and 32.3% for the three months ended March 31, 2024 and March 31, 2023, respectively.
The effective tax rate for the three months ended March 31, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including $11 million primarily related to a $20 million increase to remove the permanent reinvestment assertion for certain non-U.S. entities offset by a $9 million decrease for the expiration of statutes of limitation on certain unrecognized tax benefits. The effective tax rate for the three months ended March 31, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items including $9 million primarily related to an increase in uncertain tax benefits of $20 million for new unrecognized tax benefits in a foreign jurisdiction, offset by decreases in stock compensation of $7 million and $4 million related to prior year true-up adjustments.
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 non-U.S. countries. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 differently than the model rules and/or on different timelines. While we continue to monitor legislative developments, we do not anticipate Pillar 2 will have a material impact on our 2024 or long-term financial results.
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
At March 31, 2024, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.9, above our targeted range of 2.5 to 3.0, and we remain committed to reducing this ratio to 3.0 by the end of 2025.
In April 2024, we amended the Corporate Credit Facility to provide for a new $800 million term loan facility that is scheduled to mature on April 1, 2031. The proceeds were used to refinance in full the Term Loan, which was scheduled to mature on August 31, 2025. As of May 1, 2024, as a result of refinancing the Term Loan, we have no maturities of corporate debt until 2026.
As of March 31, 2024, after considering the impact of interest rate hedges and excluding finance leases, the interest rate applicable to approximately 78% of our corporate debt was effectively fixed. The weighted average interest rate of our total corporate debt as of March 31, 2024, excluding finance leases and including the impact of interest rate hedges, was 4.0%. Excluding the impact of the interest rate hedges, 68% of our corporate debt was fixed as of March 31, 2024.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2024, and as of March 31, 2024, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $9.4 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. At March 31, 2024, we had no borrowings outstanding on our Warehouse Credit Facility.
As of March 31, 2024, $61 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At March 31, 2024, $160 million of borrowings and $33 million of letters of credit were outstanding on our Revolving Corporate Credit Facility.
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
Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occurs in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points-based products, and in the first quarter for our weeks-based products. In addition, during the first quarter of each year, we typically have significant variable compensation-related cash outflows associated with payment of annual bonuses.
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:

Inventory Spending Less Than Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Inventory spending	$(25)	$(22)
Purchase of property for future transfer to inventory	—	(8)
Inventory costs	42	46
Inventory spending less than cost of sales	$17	$16
Although we have significant inventory on hand, we intend to continue selectively pursuing growth opportunities by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations. Where possible, we will structure transactions to limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership transaction structures may consist of the development of new inventory, or the conversion of previously built units, by third parties. In addition, we may develop inventory on our balance sheet in key markets where we believe the opportunities will generate acceptable risk adjusted returns.
Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons for repurchasing inventory, we expect these repurchases will stabilize the future cost of our vacation ownership products.
Our spending for real estate inventory in the first quarter of 2024 was lower than cost of sales and was primarily related to purchases under our VOI repurchase programs. Purchase of property for future transfer to inventory in 2023 included the acquisition of property in Charleston, South Carolina. We expect inventory spending to exceed cost of sales for the remainder of 2024, due to our remaining commitment to acquire property in Waikiki.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Vacation ownership notes receivable collections — non-securitized	$9	$48
Vacation ownership notes receivable collections — securitized	151	113
Vacation ownership notes receivable originations	(200)	(225)
Vacation ownership notes receivable collections less than originations	$(40)	$(64)
We expect vacation ownership notes receivable originations to continue to outpace vacation ownership notes receivable collections in 2024 due to sales growth.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current share repurchase program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the first quarter of 2024	279,577	24	87.37
As of March 31, 2024	25,420,650	$2,429	$95.56
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of common stock during the first quarter of 2024 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 7, 2023	December 21, 2023	January 4, 2024	$0.76
February 15, 2024	February 29, 2024	March 14, 2024	$0.76
We currently expect to pay quarterly dividends in the future, but any future dividend payments will be subject to the approval of our Board of Directors, which will depend on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice, and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit the payment of dividends. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at any particular rate or at all.
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of March 31, 2024:

		Payments Due by Period
($ in millions)	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Debt(1)(2)	$3,281	$87	$883	$635	$793	$373	$510
Securitized debt(1)(3)	2,850	218	287	282	277	267	1,519
Purchase obligations(4)	446	128	148	122	26	17	5
Operating lease obligations(5)	125	18	23	21	14	10	39
Finance lease obligations(5)	543	13	17	14	12	13	474
Other long-term obligations	28	23	3	1	1	—	—
	$7,273	$487	$1,361	$1,075	$1,123	$680	$2,547
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)In April 2024, we amended the Corporate Credit Facility to provide for a new $800 million term loan facility that is scheduled to mature on April 1, 2031. The proceeds were used to refinance in full the Term Loan, which was scheduled to mature on August 31, 2025.
(3)Payments based on estimated timing of cash flow associated with securitized notes receivable.
(4)Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding under such contracts and primarily relate to future purchases of vacation ownership units and information technology assets (hardware and software). Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)Includes interest.
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
The following tables present consolidating financial information as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$302	$625	$279	$(11)	$1,195
Expenses	(12)	(333)	(576)	(204)	11	(1,114)
Benefit from (provision for) income taxes	—	8	(1)	(42)	—	(35)
Equity in net income (loss) of subsidiaries	59	120	—	—	(179)	—
Net income (loss)	47	97	48	33	(179)	46
Net loss attributable to noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to common stockholders	$47	$97	$48	$34	$(179)	$47
Condensed Consolidating Balance Sheet

	As of March 31, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$22	$85	$130	$—	$237
Restricted cash	—	25	87	201	—	313
Accounts and contracts receivable, net	31	160	113	122	(4)	422
Vacation ownership notes receivable, net	—	123	161	2,052	—	2,336
Inventory	—	226	298	113	—	637
Property and equipment, net	—	329	719	251	—	1,299
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	807	32	—	839
Investments in subsidiaries	3,390	3,853	—	—	(7,243)	—
Other	128	139	342	186	(128)	667
Total assets	$3,549	$4,877	$5,729	$3,087	$(7,375)	$9,867

Accounts payable	$27	$38	$91	$65	$—	$221
Advance deposits	—	72	88	16	—	176
Accrued liabilities	10	112	149	113	—	384
Deferred revenue	—	9	228	270	(25)	482
Payroll and benefits liability	—	111	73	25	—	209
Deferred compensation liability	—	128	41	4	—	173
Securitized debt, net	—	—	—	2,205	(27)	2,178
Debt, net	1,133	1,801	176	1	—	3,111
Other	—	1	209	17	—	227
Deferred taxes	—	128	244	36	(80)	328
MVW stockholders' equity	2,379	2,477	4,430	336	(7,243)	2,379
Noncontrolling interests	—	—	—	(1)	—	(1)
Total liabilities and equity	$3,549	$4,877	$5,729	$3,087	$(7,375)	$9,867

	As of December 31, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$20	$96	$132	$—	$248
Restricted cash	—	25	153	148	—	326
Accounts and contracts receivable, net	30	106	142	120	(13)	385
Vacation ownership notes receivable, net	—	121	176	2,046	—	2,343
Inventory	—	186	336	112	—	634
Property and equipment, net	—	265	736	259	—	1,260
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	822	32	—	854
Investments in subsidiaries	3,421	3,943	—	—	(7,364)	—
Other	122	126	279	118	(132)	513
Total assets	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680

Accounts payable	$55	$30	$196	$81	$—	$362
Advance deposits	—	65	83	16	—	164
Accrued liabilities	5	95	137	113	(7)	343
Deferred revenue	—	7	169	213	(7)	382
Payroll and benefits liability	—	91	86	28	—	205
Deferred compensation liability	—	126	39	3	—	168
Securitized debt, net	—	—	—	2,121	(25)	2,096
Debt, net	1,131	1,736	177	5	—	3,049
Other	—	2	229	18	—	249
Deferred taxes	—	124	242	19	(105)	280
MVW stockholders' equity	2,382	2,516	4,499	350	(7,365)	2,382
Total liabilities and equity	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680
Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Critical Accounting Policies and Estimates
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2023 Annual Report. Since the date of our 2023 Annual Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of the 2023 Annual Report, other than as set forth below.
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and may use interest rate hedges to fix a portion of our variable-rate debt. At March 31, 2024, after considering the impact of interest rate hedge agreements and excluding finance leases, the interest rate applicable to approximately 78% of our corporate debt was effectively fixed and the interest rate applicable to the remaining 22% (approximately $644 million) was variable. Excluding the impact of the interest rate hedges, 68% of our corporate debt was fixed as of March 31, 2024. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at March 31, 2024 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of March 31, 2024 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2024	2025	2026	2027	2028	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.0%	$55	$51	$46	$43	$35	$192	$422	$424
Vacation ownership notes receivable — securitized	13.4%	$126	$173	$179	$181	$181	$1,074	$1,914	$1,995
Contracts receivable for financed VOI sales, net	12.9%	$3	$4	$4	$4	$4	$29	$48	$48
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.7%	$(143)	$(194)	$(201)	$(204)	$(202)	$(1,261)	$(2,205)	$(2,167)
Term Loan(1)	7.2%	$—	$(784)	$—	$—	$—	$—	$(784)	$(781)
Revolving Corporate Credit Facility	7.2%	$—	$—	$—	$(160)	$—	$—	$(160)	$(160)
Senior notes
2028 Notes	4.8%	$—	$—	$—	$—	$(350)	$—	$(350)	$(329)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(457)
2026 Convertible Notes	—%	$—	$—	$(575)	$—	$—	$—	$(575)	$(543)
2027 Convertible Notes	3.3%	$—	$—	$—	$(575)	$—	$—	$(575)	$(540)
(1)In April 2024, we amended the Corporate Credit Facility to provide for a new $800 million term loan facility that is scheduled to mature on April 1, 2031. The proceeds were used to refinance in full the Term Loan, which was scheduled to mature on August 31, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A to Part 1 of our 2023 Annual Report, except to the extent factual information disclosed elsewhere in this Quarterly Report relates to such risk factors, which is incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2024 – January 31, 2024	137,000	$85.29	137,000	$426,910,101
February 1, 2024 – February 29, 2024	106,577	$86.04	106,577	$417,740,157
March 1, 2024 – March 31, 2024	36,000	$95.46	36,000	$414,303,514
Total	279,577	$86.88	279,577	$414,303,514
(1)On May 11, 2023, we announced that our Board of Directors increased the then-remaining authorization under our share repurchase program that was first announced on September 13, 2021 to authorize purchases of up to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024.
(2)All dollar amounts presented exclude the nondeductible 1% excise tax on the net value of certain stock repurchases that was imposed by the Inflation Reduction Act of 2022.
Item 5.    Other Information
(c) Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.4	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.5	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.6	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.7	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.8	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.7 above)		8-K	4.1	2/3/2021
4.9	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.10	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	6/22/2021
4.11	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.12	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	12/8/2022
4.13	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-K	10.25	02/27/2024

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.2	Incremental Facility Amendment and Amendment No. 3, dated as of April 1, 2024, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	04/2/2024
10.3	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**	X
10.4	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**	X
10.5	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	02/27/2024
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	May 7, 2024	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer