Form 10-Q
period 2024-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2024-08-02
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 26, 2024 was 35,056,762.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Sale of vacation ownership products	$309	$391	$661	$766
Management and exchange	215	206	426	406
Rental	153	146	311	297
Financing	85	80	168	158
Cost reimbursements	378	355	769	720
TOTAL REVENUES	1,140	1,178	2,335	2,347
EXPENSES
Cost of vacation ownership products	38	66	91	124
Marketing and sales	226	206	449	416
Management and exchange	119	110	235	217
Rental	111	112	218	225
Financing	35	25	69	51
General and administrative	54	64	117	132
Depreciation and amortization	35	34	73	66
Litigation charges	10	2	13	5
Restructuring	1	—	3	—
Royalty fee	29	29	57	58
Impairment	2	—	2	4
Cost reimbursements	378	355	769	720
TOTAL EXPENSES	1,038	1,003	2,096	2,018
(Losses) gains and other (expense) income, net	(7)	10	(7)	31
Interest expense, net	(43)	(36)	(83)	(70)
Transaction and integration costs	(3)	(10)	(18)	(23)
Other	(1)	1	(2)	1
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	48	140	129	268
Provision for income taxes	(10)	(50)	(45)	(91)
NET INCOME	38	90	84	177
Net income attributable to noncontrolling interests	(1)	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37	$90	$84	$177

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$1.04	$2.46	$2.36	$4.78
Diluted	$0.98	$2.17	$2.20	$4.23

CASH DIVIDENDS DECLARED PER SHARE	$0.76	$0.72	$1.52	$1.44
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
NET INCOME	$38	$90	$84	$177

Foreign currency translation adjustments	(13)	6	(12)	12
Derivative instrument adjustment, net of tax	(1)	(1)	(3)	(4)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(14)	5	(15)	8

Net income attributable to noncontrolling interests	(1)	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23	$95	$69	$185
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$206	$248
Restricted cash (including $74 and $79 from VIEs, respectively)	251	326
Accounts and contracts receivable, net (including $17 and $15 from VIEs, respectively)	370	385
Vacation ownership notes receivable, net (including $1,906 and $1,912 from VIEs, respectively)	2,308	2,343
Inventory	643	634
Property and equipment, net	1,295	1,260
Goodwill	3,117	3,117
Intangibles, net	822	854
Other (including $118 and $99 from VIEs, respectively)	599	513
TOTAL ASSETS	$9,611	$9,680

LIABILITIES AND EQUITY
Accounts payable	$198	$362
Advance deposits	166	164
Accrued liabilities (including $4 and $4 from VIEs, respectively)	371	343
Deferred revenue	418	382
Payroll and benefits liability	163	205
Deferred compensation liability	179	168
Securitized debt, net (including $2,124 and $2,121 from VIEs, respectively)	2,098	2,096
Debt, net	3,137	3,049
Other	139	249
Deferred taxes	370	280
TOTAL LIABILITIES	7,239	7,298
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,847,792 and 75,807,882 shares issued, respectively	1	1
Treasury stock — at cost; 40,791,747 and 40,488,576 shares, respectively	(2,362)	(2,332)
Additional paid-in capital	3,959	3,955
Accumulated other comprehensive income	1	16
Retained earnings	773	742
TOTAL MVW STOCKHOLDERS' EQUITY	2,372	2,382
Noncontrolling interests	—	—
TOTAL EQUITY	2,372	2,382
TOTAL LIABILITIES AND EQUITY	$9,611	$9,680

The abbreviation VIEs above means Variable Interest Entities.

See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES
Net income	$84	$177
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	73	66
Amortization of debt discount and issuance costs	15	12
Vacation ownership notes receivable reserve	168	79
Share-based compensation	16	19
Impairment charges	2	2
Gains and other income, net	—	(7)
Deferred income taxes	79	10
Net change in assets and liabilities:
Accounts and contracts receivable	7	(31)
Vacation ownership notes receivable originations	(446)	(470)
Vacation ownership notes receivable collections	311	308
Inventory	4	54
Other assets	(60)	(61)
Accounts payable, advance deposits and accrued liabilities	(113)	(129)
Deferred revenue	36	69
Payroll and benefit liabilities	(42)	(78)
Deferred compensation liability	2	7
Other liabilities	(108)	12
Purchase of property for future transfer to inventory	—	(8)
Other, net	5	(4)
Net cash, cash equivalents and restricted cash provided by operating activities	33	27
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(29)	(63)
Purchase of company owned life insurance	(10)	(4)
Purchase and development of property for future sale	(49)	—
Other dispositions, net	—	14
Net cash, cash equivalents and restricted cash used in investing activities	(88)	(53)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
FINANCING ACTIVITIES
Borrowings from securitization transactions	633	743
Repayment of debt related to securitization transactions	(629)	(651)
Proceeds from debt	1,460	515
Repayments of debt	(1,378)	(706)
Finance lease incentive	—	10
Finance lease payment	(3)	(2)
Payment of debt issuance costs	(19)	(6)
Repurchase of common stock	(36)	(162)
Payment of dividends	(81)	(80)
Payment of withholding taxes on vesting of restricted stock units	(6)	(10)
Net cash, cash equivalents and restricted cash used in financing activities	(59)	(349)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	1
Change in cash, cash equivalents and restricted cash	(117)	(374)
Cash, cash equivalents and restricted cash, beginning of period	574	854
Cash, cash equivalents and restricted cash, end of period	$457	$480

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$4	$3
Non-cash transfer from inventory to property and equipment	15	10
Non-cash transfer from property and equipment to inventory	23	63
Right-of-use asset obtained in exchange for finance lease obligation	12	80
Non-cash issuance of debt in connection with finance lease	12	97

Interest paid, net of amounts capitalized	$123	$99
Income taxes paid, net of refunds	114	133

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.8	BALANCE AT DECEMBER 31, 2023	$1	$(2,332)	$3,955	$16	$742	$2,382	$—	$2,382
—	Net income (loss)	—	—	—	—	47	47	(1)	46
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(2)	—	(2)	—	(2)
—	Share-based compensation plans	—	5	(4)	—	—	1	—	1
—	Repurchase of common stock	—	(24)	—	—	—	(24)	—	(24)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2024	1	(2,351)	3,951	15	763	2,379	(1)	2,378
—	Net income	—	—	—	—	37	37	1	38
—	Foreign currency translation adjustments	—	—	—	(13)	—	(13)	—	(13)
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	1	8	—	—	9	—	9
—	Repurchase of common stock	—	(12)	—	—	—	(12)	—	(12)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.8	BALANCE AT JUNE 30, 2024	$1	$(2,362)	$3,959	$1	$773	$2,372	$—	$2,372

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.7	BALANCE AT DECEMBER 31, 2022	$1	$(2,054)	$3,941	$15	$593	$2,496	$2	$2,498
—	Net income	—	—	—	—	87	87	—	87
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.1	Share-based compensation plans	—	2	(4)	—	—	(2)	—	(2)
—	Repurchase of common stock	—	(80)	—	—	—	(80)	—	(80)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2023	1	(2,132)	3,937	18	654	2,478	2	2,480
—	Net income	—	—	—	—	90	90	—	90
—	Foreign currency translation adjustments	—	—	—	6	—	6	—	6
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	1	10	—	—	11	—	11
—	Repurchase of common stock	—	(82)	—	—	—	(82)	—	(82)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT JUNE 30, 2023	$1	$(2,213)	$3,947	$23	$718	$2,476	$2	$2,478
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW,” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered notes in the Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). We also use certain other terms that are defined within these Financial Statements.
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
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties in the broader macroeconomic environment, including inflation, continuing high interest rates, mixed economic indicators, increased consumer debt and continuing global insecurity, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
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

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$309	$—	$—	$309

Ancillary revenues	72	1	—	73
Management fee revenues	51	2	(1)	52
Exchange and other services revenues	34	42	14	90
Management and exchange	157	45	13	215

Rental	143	10	—	153

Cost reimbursements	384	3	(9)	378
Revenue from contracts with customers	993	58	4	1,055

Financing	85	—	—	85
Total Revenues	$1,078	$58	$4	$1,140

	Three Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$391	$—	$—	$391

Ancillary revenues	70	1	—	71
Management fee revenues	45	5	(1)	49
Exchange and other services revenues	32	45	9	86
Management and exchange	147	51	8	206

Rental	135	11	—	146

Cost reimbursements	359	3	(7)	355
Revenue from contracts with customers	1,032	65	1	1,098

Financing	80	—	—	80
Total Revenues	$1,112	$65	$1	$1,178

	Six Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$661	$—	$—	$661

Ancillary revenues	137	2	—	139
Management fee revenues	103	7	(2)	108
Exchange and other services revenues	65	88	26	179
Management and exchange	305	97	24	426

Rental	290	21	—	311

Cost reimbursements	784	5	(20)	769
Revenue from contracts with customers	2,040	123	4	2,167

Financing	168	—	—	168
Total Revenues	$2,208	$123	$4	$2,335

	Six Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$766	$—	$—	$766

Ancillary revenues	131	2	—	133
Management fee revenues	90	13	(2)	101
Exchange and other services revenues	61	92	19	172
Management and exchange	282	107	17	406

Rental	276	21	—	297

Cost reimbursements	727	8	(15)	720
Revenue from contracts with customers	2,051	136	2	2,189

Financing	158	—	—	158
Total Revenues	$2,209	$136	$2	$2,347
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$607	$22	$4	$633
Goods or services transferred at a point in time	386	36	—	422
Revenue from contracts with customers	$993	$58	$4	$1,055

	Three Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$567	$27	$1	$595
Goods or services transferred at a point in time	465	38	—	503
Revenue from contracts with customers	$1,032	$65	$1	$1,098

	Six Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,233	$46	$4	$1,283
Goods or services transferred at a point in time	807	77	—	884
Revenue from contracts with customers	$2,040	$123	$4	$2,167

	Six Months Ended June 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,145	$56	$2	$1,203
Goods or services transferred at a point in time	906	80	—	986
Revenue from contracts with customers	$2,051	$136	$2	$2,189

Sale of Vacation Ownership Products
Revenues were reduced during the second quarter and first half of 2024 by $60 million and $64 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either June 30, 2024 or December 31, 2023.

($ in millions)	At June 30, 2024	At December 31, 2023
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$212	$259
Vacation ownership notes receivable, net	2,308	2,343
	$2,520	$2,602
Contract Liabilities
Advance deposits	$166	$164
Deferred revenue	418	382
	$584	$546
Revenue recognized during the second quarter and first half of 2024 that was included in our contract liabilities balance at December 31, 2023 was $95 million and $216 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At June 30, 2024, approximately 92% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At June 30, 2024	At December 31, 2023
Receivables from contracts with customers, net	$212	$259
Interest receivable	20	18
Tax receivable	70	44
Indemnification assets	38	40
Employee tax credit receivable	10	11
Other	20	13
	$370	$385

5.	INCOME TAXES
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
Our effective tax rate was 22.0% and 35.4% for the three months ended June 30, 2024 and June 30, 2023, respectively, and 35.2% and 33.9% for the six months ended June 30, 2024 and June 30, 2023, respectively.
The effective tax rate for the three months ended June 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $13 million decrease for the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by a $4 million increase related to prior year true-up adjustments in non-U.S. jurisdictions.
The effective tax rate for the three months ended June 30, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $5 million adjustment in stock compensation.
The effective tax rate for the six months ended June 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $20 million increase to remove the permanent reinvestment assertion for certain non-U.S. entities and a $5 million increase related to prior year true-up adjustments in non-U.S. jurisdictions, partially offset by a $22 million decrease for the expiration of statutes of limitation on certain unrecognized tax benefits.
The effective tax rate for the six months ended June 30, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including an $18 million increase to pre-acquisition reserves for unrecognized tax benefits.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the six months ended June 30, 2024.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2023	$106
Decreases to tax positions related to a prior period(1)	(80)
Decreases as a result of a lapse of the applicable statute of limitation	(9)
Balance at June 30, 2024	$17

(1)Decrease due to filing of an automatic tax method change with the IRS during the second quarter of 2024.
The total amount of gross interest and penalties accrued related to unrecognized tax benefits was $33 million at June 30, 2024 and $48 million at December 31, 2023, a decrease of $15 million, which is predominantly attributable to the expiration of statutes of limitation, partially offset by additional interest and penalties related to non-U.S. uncertain tax positions. At June 30, 2024, unrecognized tax benefits (including interest and penalties) of $16 million, net of indemnification, would impact the effective tax rate if recognized.
We anticipate $34 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	June 30, 2024			December 31, 2023
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,790	$116	$1,906	$1,764	$148	$1,912

Eligible for securitization(1)	56	4	60	51	1	52
Not eligible for securitization(1)	327	15	342	363	16	379
Non-securitized	383	19	402	414	17	431

Total	$2,173	$135	$2,308	$2,178	$165	$2,343

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income associated with securitized vacation ownership notes receivable	$72	$68	$143	$135
Interest income associated with non-securitized vacation ownership notes receivable	10	8	20	17
Total interest income associated with vacation ownership notes receivable	$82	$76	$163	$152
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
In the third quarter of 2023, we increased our vacation ownership notes receivable reserve to reflect then-current trends in delinquencies and default rates. We estimated the amount of the increase in our sales reserve primarily using a historical period of increased defaults. The additional reserves recorded in 2023 adjusted our future default rate estimate to reflect then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity. Subsequent to the third quarter of 2023, we increased our sales reserve rate to provide for higher expected cumulative losses on new originations.
We believe the cumulative impact of inflation on consumers and the related impact on year-over-year increases in maintenance fees for 2023 and 2024 are driving continued elevated delinquencies and defaults. As a result, during the second quarter of 2024, we increased our sales reserve by $70 million to reflect increases in expected cumulative loss rates for our vacation ownership notes receivable originated during 2021-2024. In estimating the increase in the sales reserve, we considered current macroeconomic conditions, including higher consumer debt levels, moderating inflation, continued high interest rates, uncertainty around timing and frequency of interest rate adjustments and continued mixed economic indicators.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 724 and 723, at June 30, 2024 and December 31, 2023, respectively, based upon the FICO score of the borrower at the time of origination.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of a $12 million reserve, and interest rates for our acquired vacation ownership notes receivable at June 30, 2024.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024, remaining	$4	$14	$18
2025	5	25	30
2026	3	23	26
2027	2	19	21
2028	2	12	14
Thereafter	3	23	26
Balance at June 30, 2024	$19	$116	$135
Weighted average stated interest rate	13.8%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of June 30, 2024
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$38	$26	$3	$8	$75
Hyatt Vacation Ownership	43	28	1	—	72
	$81	$54	$4	$8	$147

	Acquired Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$46	$32	$4	$9	$91
Hyatt Vacation Ownership	53	34	1	1	89
	$99	$66	$5	$10	$180
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at June 30, 2024.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024, remaining	$34	$71	$105
2025	50	145	195
2026	41	154	195
2027	38	161	199
2028	33	167	200
Thereafter	187	1,092	1,279
Balance at June 30, 2024	$383	$1,790	$2,173
Weighted average stated interest rate	12.0%	13.3%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%

The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2023	$195	$260	$455
Increase in vacation ownership notes receivable reserve	144	18	162
Securitizations	(86)	86	—
Clean-up call	34	(34)	—
Write-offs	(89)	—	(89)
Defaulted vacation ownership notes receivable repurchase activity(1)	73	(73)	—
Balance at June 30, 2024	$271	$257	$528

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of June 30, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,427	$618	$58	$326	$2,429
Hyatt Vacation Ownership	195	72	2	3	272
	$1,622	$690	$60	$329	$2,701

	Originated Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,381	$609	$57	$323	2,370
Hyatt Vacation Ownership	188	70	2	3	263
	$1,569	$679	$59	$326	$2,633
The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of June 30, 2024, and gross write-offs by brand for the first half of 2024.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$247	$438	$319	$177	$246	$1,427
600 - 699	81	171	144	91	131	618
< 600	8	16	13	8	13	58
No Score	82	114	52	19	59	326
	$418	$739	$528	$295	$449	$2,429

Gross write-offs	$1	$18	$22	$14	$20	$75

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$49	$69	$50	$23	$4	$195
600 - 699	16	25	20	9	2	72
< 600	1	—	1	—	—	2
No Score	1	1	1	—	—	3
	$67	$95	$72	$32	$6	$272

Gross write-offs	$—	$5	$6	$3	$—	$14
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 14.77% as of June 30, 2024 and 13.00% as of December 31, 2023. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $13 million as of both June 30, 2024 and December 31, 2023.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2024	$171	$22	$193
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2023	$141	$27	$168
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024			As of December 31, 2023
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$27	$77	$104	$31	$72	$103
91 – 120 days past due	8	16	24	7	19	26
Greater than 120 days past due	163	6	169	134	8	142
Total past due	198	99	297	172	99	271
Current	480	2,071	2,551	460	2,082	2,542
Total vacation ownership notes receivable	$678	$2,170	$2,848	$632	$2,181	$2,813

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable (excluding contracts receivable for financed VOI sales, net), deposits included in Other assets, Accounts payable, Advance deposits, and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At June 30, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,308	$2,360	$2,343	$2,427
Contracts receivable for financed VOI sales, net	51	51	37	37
Other assets	118	118	99	99
Total financial assets	$2,477	$2,529	$2,479	$2,563

Securitized debt, net	$(2,098)	$(2,085)	$(2,096)	$(2,068)
Term Loan, net	(789)	(802)	(781)	(784)
Revolving Corporate Credit Facility, net	(172)	(175)	(101)	(105)
2028 Notes, net	(348)	(331)	(348)	(322)
2029 Notes, net	(495)	(460)	(495)	(445)
2026 Convertible Notes, net	(570)	(503)	(568)	(508)
2027 Convertible Notes, net	(565)	(536)	(563)	(513)
Non-interest bearing note payable, net	—	—	(4)	(4)
Total financial liabilities	$(5,037)	$(4,892)	$(4,956)	$(4,749)
Vacation Ownership Notes Receivable

	At June 30, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,906	$1,954	$1,912	$1,994

Eligible for securitization	60	64	52	54
Not eligible for securitization	342	342	379	379
Non-securitized	402	406	431	433

Total	$2,308	$2,360	$2,343	$2,427
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
Other Assets
Other assets include $118 million and $99 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at June 30, 2024 and December 31, 2023, respectively, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to common stockholders	$37	$90	$84	$177
Shares for basic earnings per share	35.4	36.9	35.5	37.1
Basic earnings per share	$1.04	$2.46	$2.36	$4.78
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of diluted earnings per share attributable to common stockholders.

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to common stockholders	$37	$90	$84	$177
Add back of interest expense related to convertible notes, net of tax	4	5	9	9
Numerator used to calculate diluted earnings per share	$41	$95	$93	$186

Shares for basic earnings per share	35.4	36.9	35.5	37.1
Effect of dilutive shares outstanding
Employee SARs	—	0.1	—	0.2
Restricted stock units	0.1	0.3	0.1	0.3
2026 Convertible Notes	3.6	3.5	3.6	3.5
2027 Convertible Notes	3.1	3.0	3.0	3.0
Shares for diluted earnings per share	42.2	43.8	42.2	44.1
Diluted earnings per share	$0.98	$2.17	$2.20	$4.23
The computations of diluted earnings per share attributable to common stockholders in the table above exclude approximately 393,000 and 213,000 shares of common stock, the maximum number of shares issuable as of June 30, 2024 and June 30, 2023, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the second quarter of 2024, we excluded from our calculation of diluted earnings per share 559,444 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $96.82 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first half of 2024, we excluded from our calculation of diluted earnings per share 646,203 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.
For each of the second quarter and first half of 2023, we excluded from our calculation of diluted earnings per share 289,750 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2024	At December 31, 2023
Finished goods(1)	$629	$624
Work-in-progress	4	—
Real estate inventory	633	624
Other	10	10
	$643	$634

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $20 million during the first half of 2024 and $15 million during the first half of 2023.
In addition to the above, at June 30, 2024 and December 31, 2023, we had $345 million and $370 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products. We also had deposits on future purchases of inventory of $25 million at June 30, 2024, of which $21 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $3 million at December 31, 2023, which was included in Other assets on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2024, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $79 million, of which we expect $24 million, $29 million, $18 million, $6 million, and $2 million will be paid in the remainder of 2024, 2025, 2026, 2027, and 2028, respectively.
•We have remaining commitments of $34 million to purchase vacation ownership units located in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of 32 vacation ownership units in 2025 pursuant to one of the commitments, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $2 million in the remainder of 2024, $10 million in 2025, and $1 million in 2026. We expect to complete the acquisition of 26 vacation ownership units in 2026 pursuant to the other commitment, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $4 million in the remainder of 2024, $2 million in 2025, $14 million in 2026, and $1 million in 2027.
•We have a remaining commitment of $37 million to purchase 60 vacation ownership units located in Khao Lak, Thailand, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2026. We expect to make remaining payments when specific construction milestones are completed as follows: $4 million in 2025, $31 million in 2026, and $2 million in 2027.
•We have $134 million of commitments to purchase property and vacation ownership units located in the continental United States, subject to various contingencies, that include, but are not limited to, the receipt of financing by third-party developers, governmental approvals, and the completion of construction to agreed-upon standards within specified timeframes. We expect to complete these acquisitions by 2027. We expect to make remaining payments when specific approvals are received and construction milestones are completed as follows: $13 million in the remainder of 2024, $13 million in 2026, and $108 million in 2027.
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this transaction.

As of June 30, 2024, we had $32 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $31 million were related to and in lieu of reserves required for our most recent outstanding securitization transactions completed during the first quarter of 2024 and the fourth quarter of 2023. In addition, as of June 30, 2024, we had $1 million in letters of credit outstanding that were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Surety bonds issued as of June 30, 2024 totaled $129 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance of the rental revenue (if any) as our fee or we make up the deficit if the owners have not received their guaranteed amounts. At June 30, 2024, our maximum exposure under fixed dollar guarantees was $4 million, of which $1 million, $1 million, $1 million, $1 million, and less than $1 million relate to the remainder of 2024, 2025, 2026, 2027, and 2028, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: (1) sale of 95% of the total ownership interests in the owners’ association; or (2) written notification of termination by either party. At June 30, 2024, our expected commitment for the remainder of 2024 is $10 million, which will ultimately be recorded as a component of rental expense on our income statement.
Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleges that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff is seeking unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one (such claim, the “Remaining Claim”), with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and appealed the dismissal of the other claims. In June 2023, the appellate court upheld the dismissal of those claims. Plaintiff filed a motion for reconsideration of that appellate ruling, and in October 2023, the appellate court denied that motion. In November 2022, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and again granted plaintiff leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and again appealed the dismissal of the other claims. In January 2024, the appellate court upheld the dismissal of the other claims. In September 2023, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and denied plaintiff permission to file any additional amended complaints. Plaintiff’s appeal of the September 2023 ruling was dismissed as untimely by the appellate court on June 10, 2024.
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
We have not accrued for the matter described above and we cannot estimate a range of the potential liability associated with this matter, if any, at this time. We have accrued for other claims and lawsuits, but the amount accrued is not material individually or in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually or in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals, where required, are adequate and/or we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2024	At December 31, 2023
Vacation ownership notes receivable securitizations, gross(1)	$2,016	$1,971
Unamortized debt discount and issuance costs	(24)	(23)
	1,992	1,948

Warehouse Credit Facility, gross(2)	108	150
Unamortized debt issuance costs	(2)	(2)
	106	148

	$2,098	$2,096

(1)Interest rates as of June 30, 2024 range from 1.5% to 6.6%, with a weighted average interest rate of 4.7%.
(2)The effective interest rate as of June 30, 2024 was 6.6%.
All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of June 30, 2024.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payment Year
2024, remaining	$92	$8	$100
2025	182	6	188
2026	187	7	194
2027	191	87	278
2028	189	—	189
Thereafter	1,175	—	1,175
	$2,016	$108	$2,124

(1)Excludes future Warehouse Credit Facility renewals.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2024, and as of June 30, 2024, we had 14 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
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
Warehouse Credit Facility
During the second quarter of 2024, we amended certain agreements associated with our Warehouse Credit Facility (the “Warehouse Amendment”). The Warehouse Amendment extended the revolving period from May 31, 2025 to June 11, 2026, and modified the benchmark interest rate applicable to most borrowings under the Warehouse Credit Facility to the Secured Overnight Financing Rate (“SOFR”). The Warehouse Amendment removed the use of Adjusted SOFR, which was defined as SOFR plus a 0.10% adjustment. Additionally, as part of the Warehouse Amendment, the credit spread was changed from 135 basis points over Adjusted SOFR to 115 basis points over SOFR. The Warehouse Amendment made no other material changes to the Warehouse Credit Facility.

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2024	At December 31, 2023
Corporate Credit Facility
Term Loan(1)	$800	$784
Unamortized debt discount and issuance costs	(11)	(3)
	789	781

Revolving Corporate Credit Facility(2)	175	105
Unamortized debt issuance costs	(3)	(4)
	172	101
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(5)	(5)
	495	495
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(5)	(7)
	570	568

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(10)	(12)
	565	563

Finance Leases	198	189

Non-interest bearing note payable	—	4
	$3,137	$3,049

(1)The effective interest rate as of June 30, 2024 was 7.6%.
(2)The effective interest rate as of June 30, 2024 was 7.4%.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of June 30, 2024.

	Payments Year
($ in millions)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Term Loan	$4	$8	$8	$8	$8	$764	$800
Revolving Corporate Credit Facility	—	—	—	175	—	—	175
2028 Notes	—	—	—	—	350	—	350
2029 Notes	—	—	—	—	—	500	500
2026 Convertible Notes	—	—	575	—	—	—	575
2027 Convertible Notes	—	—	—	575	—	—	575
	$4	$8	$583	$758	$358	$1,264	$2,975
Corporate Credit Facility
Our corporate credit facility (“Corporate Credit Facility”), which provides support for our business, including ongoing liquidity and letters of credit, includes a term loan facility (the “Term Loan”), and a revolving credit facility with a borrowing capacity of $750 million (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility of $75 million, that terminates on March 31, 2027.
During the second quarter of 2024, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which, among other things, provided for a new $800 million term loan facility scheduled to mature on April 1, 2031 (the “New Term Loan”). Prior to the Amendment, the Corporate Credit Facility included a $900 million term loan facility. The proceeds of the New Term Loan were used to refinance, in full, the Term Loan, which had a balance of $784 million as of March 31, 2024 and was scheduled to mature on August 31, 2025. The interest rate applicable to the New Term Loan is SOFR plus 2.25%. There were no changes to the borrowing capacity or the termination date of the Revolving Corporate Credit Facility or its letter of credit sub-facility.
During the second quarter of 2024, $200 million of interest rate swaps and a $100 million interest rate collar that were entered into prior to 2023 to hedge a portion of our interest rate risk on the Term Loan expired and are no longer recorded on our Balance Sheet as of June 30, 2024. Both the interest rate swap and the interest rate collar were designated and qualified as cash flow hedges of interest rate risk and were recorded in Other assets on our Balance Sheets as of December 31, 2023. We characterized payments we made or received in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first half of 2024 and 2023. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2024	2023
Derivative instrument adjustment balance, January 1	$3	$13
Other comprehensive loss before reclassifications	(2)	(3)
Derivative instrument adjustment balance, March 31	1	10
Other comprehensive loss before reclassifications	(1)	(1)
Derivative instrument adjustment balance, June 30	$—	$9
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
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of June 30, 2024 to 6.2577 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $159.80 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2024, the effective interest rate was 0.55%.
The following table shows interest expense information related to the 2026 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amortization of debt issuance costs	$1	$1	$2	$2
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.6 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.6 million shares of our common stock, in each case, as of June 30, 2024. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $159.80 and $199.75, respectively, as of June 30, 2024, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of June 30, 2024 to 5.2798 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.40 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2024, the effective interest rate was 3.88%.
The following table shows interest expense information related to the 2027 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contractual interest expense	$5	$5	$9	$9
Amortization of debt issuance costs	1	1	2	2
	$6	$6	$11	$11
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock, in each case, as of June 30, 2024. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $189.40 and $285.89, respectively, as of June 30, 2024, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.

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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2024, there were 75,847,792 shares of Marriott Vacations Worldwide common stock issued, of which 35,056,045 shares were outstanding and 40,791,747 shares were held as treasury stock. At December 31, 2023, there were 75,807,882 shares of Marriott Vacations Worldwide common stock issued, of which 35,319,306 shares were outstanding and 40,488,576 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2024 or December 31, 2023.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of June 30, 2024, approximately $402 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2024.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the first half of 2024	410,377	36	$88.99
As of June 30, 2024	25,551,450	$2,441	$95.55
Dividends
We declared cash dividends to holders of common stock during the first half of 2024 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 15, 2024	February 29, 2024	March 14, 2024	$0.76
May 9, 2024	May 23, 2024	June 6, 2024	$0.76

14.	SHARE-BASED COMPENSATION
During the second quarter of 2024, our stockholders approved the Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”). The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of June 30, 2024, approximately 2 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service-based RSUs	$10	$9	$16	$15
Performance-based RSUs	(2)	2	(1)	3
	8	11	15	18
SARs	1	1	1	1
	$9	$12	$16	$19
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2024	At December 31, 2023
Service-based RSUs	$41	$22
Performance-based RSUs	7	1
	48	23
SARs	2	1
	$50	$24
Restricted Stock Units
We granted 399,680 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $87.62, to our employees and non-employee directors during the first half of 2024. During the first half of 2024, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 204,020 RSUs may be earned under the performance-based RSU awards granted during the first half of 2024.
Stock Appreciation Rights
We granted 86,759 SARs, with a weighted average grant-date fair value of $34.58 and a weighted average exercise price of $93.73, to members of management during the first half of 2024. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2024:

Expected volatility	45.78%
Dividend yield	3.21%
Risk-free rate	4.23%
Expected term (in years)	6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at June 30, 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,789	$117	$1,906
Interest receivable	16	1	17
Restricted cash	70	4	74
Total	$1,875	$122	$1,997
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	2,016	108	2,124
Total	$2,019	$109	$2,128
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the second quarter of 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$70	$2	$72
Interest expense	$25	$1	$26
Debt issuance cost amortization	$2	$1	$3
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first half of 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$136	$7	$143
Interest expense	$47	$4	$51
Debt issuance cost amortization	$5	$1	$6
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$426	$396
Principal receipts	275	255
Interest receipts	132	120
Reserve release	112	16
Total	945	787
Cash Outflows
Principal payments	(277)	(259)
Voluntary repurchases of defaulted vacation ownership notes receivable	(78)	(57)
Voluntary clean-up call	(29)	(19)
Interest payments	(50)	(34)
Funding of restricted cash	(112)	(17)
Total	(546)	(386)
Net Cash Flows	$399	$401
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$203	$342
Principal receipts	12	25
Interest receipts	7	14
Reserve release	6	8
Total	228	389
Cash Outflows
Principal payments	(7)	(19)
Voluntary repurchases of defaulted vacation ownership notes receivable	(2)	(1)
Repayment of Warehouse Credit Facility	(236)	(296)
Interest payments	(4)	(5)
Funding of restricted cash	(5)	(11)
Total	(254)	(332)
Net Cash Flows	$(26)	$57
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

Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of June 30, 2024, we expect to make remaining payments for the property as follows: $65 million during the third quarter of 2024, $82 million in 2025, and $41 million in 2026. As of June 30, 2024, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, $14 million in Property and equipment, net, and $1 million in the Other line within liabilities on our Balance Sheets. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $16 million as of June 30, 2024. During the first half of 2024, we fulfilled our outstanding commitment to purchase retail space for $48 million and incurred $1 million of cost related to the fit-out of this space. We have an agreement to sell the retail space to a third party, at cost, upon completion of construction, which we expect to occur in the second half of 2024.
Deferred Compensation Plan
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2024 and December 31, 2023, the value of the assets held in the rabbi trust was $118 million and $99 million, respectively, and was included in the Other line within assets on our Balance Sheets.

16.	BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments: Vacation Ownership and Exchange & Third-Party Management.
Vacation Ownership includes a diverse portfolio of resorts that includes some of the world’s most iconic brands licensed under exclusive, long-term relationships. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We also have a license to use the St. Regis brand for specified fractional ownership products.
Our Vacation Ownership segment generates most of its revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs, and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
Exchange & Third-Party Management includes an exchange network and membership programs, as well as provision of management services to other resorts and lodging properties. We provide these services through our Interval International and Aqua-Aston businesses. Exchange & Third-Party Management revenue generally is fee-based and derived from membership, exchange, and rental transactions, property and owners’ association management, and other related products and services.
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
Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Vacation Ownership	$1,078	$1,112	$2,208	$2,209
Exchange & Third-Party Management	58	65	123	136
Total segment revenues	1,136	1,177	2,331	2,345
Consolidated Property Owners’ Associations	4	1	4	2
	$1,140	$1,178	$2,335	$2,347
Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Stockholders

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Adjusted EBITDA Vacation Ownership	$180	$245	$393	$474
Adjusted EBITDA Exchange & Third-Party Management	25	32	57	69
Reconciling items:
Corporate and other	(48)	(55)	(106)	(118)
Interest expense, net	(43)	(36)	(83)	(70)
Tax provision	(10)	(50)	(45)	(91)
Depreciation and amortization	(35)	(34)	(73)	(66)
Share-based compensation expense	(9)	(12)	(16)	(19)
Certain items	(23)	—	(43)	(2)
Net income attributable to common stockholders	$37	$90	$84	$177
Assets

($ in millions)	At June 30, 2024	At December 31, 2023
Vacation Ownership	$8,173	$8,167
Exchange & Third-Party Management	783	813
Total segment assets	8,956	8,980
Corporate and other	655	700
	$9,611	$9,680
Revenues Excluding Cost Reimbursements

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
United States	$643	$710	$1,342	$1,410
All other countries	119	113	224	217
	$762	$823	$1,566	$1,627

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: timing of payments related to purchase commitments; our possible or assumed future results of operations, financial condition, leverage, the ratio of our corporate debt, net of cash and equivalents, to Adjusted EBITDA, liquidity, returns on investments, margins including financing profit and development profit margins; dividend payments; business strategies; financing plans; our competitive position; our plans to pursue growth opportunities; potential operating performance, including our expectations regarding contract sales, including contract sales from our Maui sales centers; our expectation that consumer financing interest expense will remain higher than our average outstanding interest rates on existing securitization transactions; our expectation that inventory spending will exceed cost of sales for the remainder of 2024 due to our commitment to acquire property in Waikiki and the quantity and impact of inventory repurchases on the future cost of our vacation ownership products; indemnification; capital requirements; taxes, including the impact of Pillar 2; our ability to securitize consumer loans and related default rates and reserve requirements; the pace of originations of vacation ownership notes receivable compared to payoffs of existing notes receivable; and the rate of maintenance fee increases. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: a future health crisis and responses to such a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technology; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui wildfires; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Gaza and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2023 Annual Report, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
•Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenues less cost reimbursement revenues.
•Segment Adjusted EBITDA margin is calculated by dividing Segment Adjusted EBITDA by the applicable segment’s total revenues less cost reimbursement revenues.
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Sale of vacation ownership products	$309	$391	$661	$766
Management and exchange	215	206	426	406
Rental	153	146	311	297
Financing	85	80	168	158
Cost reimbursements	378	355	769	720
TOTAL REVENUES	1,140	1,178	2,335	2,347
EXPENSES
Cost of vacation ownership products	38	66	91	124
Marketing and sales	226	206	449	416
Management and exchange	119	110	235	217
Rental	111	112	218	225
Financing	35	25	69	51
General and administrative	54	64	117	132
Depreciation and amortization	35	34	73	66
Litigation charges	10	2	13	5
Restructuring	1	—	3	—
Royalty fee	29	29	57	58
Impairment	2	—	2	4
Cost reimbursements	378	355	769	720
TOTAL EXPENSES	1,038	1,003	2,096	2,018
(Losses) gains and other (expense) income, net	(7)	10	(7)	31
Interest expense, net	(43)	(36)	(83)	(70)
Transaction and integration costs	(3)	(10)	(18)	(23)
Other	(1)	1	(2)	1
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	48	140	129	268
Provision for income taxes	(10)	(50)	(45)	(91)
NET INCOME	38	90	84	177
Net income attributable to noncontrolling interests	(1)	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37	$90	$84	$177

Operating Statistics

	Three Months Ended				Six Months Ended
(Contract sales $ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Vacation Ownership
Total contract sales	$452	$462	$(10)	(2%)	$885	$906	$(21)	(2%)
Consolidated contract sales	$449	$453	$(4)	(1%)	$877	$887	$(10)	(1%)
Joint venture contract sales	$3	$9	$(6)	(65%)	$8	$19	$(11)	(57%)
VPG	$3,741	$3,968	$(227)	(6%)	$3,921	$4,150	$(229)	(6%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,530	1,566	(36)	(2%)	1,530	1,566	(36)	(2%)
Average revenue per member	$38.30	$39.30	$(1.00)	(3%)	$80.14	$81.35	$(1.21)	(1%)
Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Vacation Ownership	$1,078	$1,112	$(34)	(3%)	$2,208	2,209	$(1)	—%
Exchange & Third-Party Management	58	65	(7)	(11%)	123	136	(13)	(10%)
Total Segment Revenues	1,136	1,177	(41)	(4%)	2,331	2,345	(14)	(1%)
Consolidated Property Owners’ Associations	4	1	3	NM	4	2	2	NM
Total Revenues	$1,140	$1,178	$(38)	(3%)	2,335	2,347	$(12)	(1%)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to stockholders. We consider Adjusted EBITDA margin to be an indicator of our operating performance. We also use Adjusted EBITDA and Adjusted EBITDA margin, as do analysts, lenders, investors, and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our on-going core operations before the impact of the excluded items. We believe Adjusted EBITDA margin is useful as an indicator of operating profitability because it allows for period-over-period comparisons of the profitability of our on-going core operations before the impact of the excluded items. Adjusted

EBITDA and Adjusted EBITDA margin also facilitate comparisons by us, analysts, investors, and others of results from our on-going core operations before the impact of these items with results from other companies.
EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, other companies in our industry may calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with Net income attributable to common stockholders, which is the most directly comparable GAAP financial measure.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Net income attributable to common stockholders	$37	$90	$(53)	(59%)	$84	$177	$(93)	(53%)
Interest expense, net	43	36	7	21%	83	70	13	19%
Provision for income taxes	10	50	(40)	(79%)	45	91	(46)	(50%)
Depreciation and amortization	35	34	1	7%	73	66	7	12%
EBITDA	125	210	(85)	(40%)	285	404	(119)	(29%)
Share-based compensation expense	9	12	(3)	(21%)	16	19	(3)	(18%)
Certain items	23	—	23	NM	43	2	41	NM
Adjusted EBITDA	$157	$222	$(65)	(29%)	$344	$425	$(81)	(19%)
Adjusted EBITDA Margin	20.7%	26.9%	(6.2 pts)		22.0%	26.1%	(4.1 pts)
The table below details the components of Certain items for the periods presented.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
ILG integration	$—		$6		$—		$15
Welk acquisition and integration	3		4		18		8
Transaction and integration costs		3		10		18		23
Purchase accounting adjustments		—		1		1		3
Litigation charges		10		2		13		5
Restructuring charges		1		—		3		—
Impairment charges		2		—		2		4
Early redemption of senior secured notes	—		—		—		10
Gain on disposition of hotel, land and other	(1)		(7)		(1)		(7)
Foreign currency translation	4		(2)		6		(4)
Insurance proceeds	—		—		—		(2)
Change in indemnification asset	4		(1)		2		(24)
Other	—		—		—		(4)
Losses (gains) and other expense (income), net		7		(10)		7		(31)
Other		—		(3)		(1)		(2)
Total Certain items		$23		$—		$43		$2
Commencing in the second quarter of 2024, we discontinued classifying adjustments related to Welk purchase accounting as Purchase accounting adjustments. Ongoing costs associated with the continued integration of Welk will be reflected in our operating results commencing in the third quarter of 2024.

Segment Adjusted EBITDA

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Vacation Ownership	$180	$245	$(65)	(26%)	$393	$474	$(81)	(17%)
Exchange & Third-Party Management	25	32	(7)	(22%)	57	69	(12)	(17%)
Segment adjusted EBITDA	205	277	(72)	(26%)	450	543	(93)	(17%)
General and administrative	(54)	(64)	10	15%	(117)	(132)	15	11%
Other	6	9	(3)	(28%)	$11	$14	$(3)	(22%)
Adjusted EBITDA	$157	$222	$(65)	(29%)	$344	$425	$(81)	(19%)
The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Segment financial results	$144	$224	$(80)	(36%)	$326	$429	$(103)	(24%)
Depreciation and amortization	25	23	2	7%	50	46	4	9%
Share-based compensation expense	2	3	(1)	(4%)	4	4	—	(6%)
Certain items	9	(5)	14	NM	13	(5)	18	NM
Segment adjusted EBITDA	$180	$245	$(65)	(26%)	$393	$474	$(81)	(17%)
Segment Adjusted EBITDA Margin	26.0%	32.5%	(6.5 pts)		27.6%	32.0%	(4.4 pts)
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Purchase accounting adjustments		$—		$1		1		3
Litigation charges		10		3		13		6
Impairment charges		—		—		—		4
Gain on disposition of hotel, land and other	(1)		(7)		(1)		(7)
Insurance proceeds	—		—		—		(2)
Change in indemnification asset	—		—		—		(3)
Other	—		—		—		(4)
Gains and other income, net		(1)		(7)		(1)		(16)
Other		—		(2)		—		(2)
Total Certain items		$9		$(5)		$13		$(5)

Exchange & Third-Party Management

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Segment financial results	$15	$24	$(9)	(35%)	$40	$52	$(12)	(23%)
Depreciation and amortization	7	8	(1)	(4%)	14	16	(2)	(9%)
Share-based compensation expense	1	—	1	(15%)	1	1	—	(13%)
Certain items	2	—	2	NM	2	—	2	NM
Segment adjusted EBITDA	$25	$32	$(7)	(22%)	$57	$69	$(12)	(17%)
Segment Adjusted EBITDA Margin	44.3%	51.9%	(7.6 pts)		48.0%	53.8%	(5.8 pts)
Certain items for the Exchange & Third-Party Management segment for the three and six months ended June 30, 2024 consisted of $2 million of impairment charges.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information on our segments.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Sale of vacation ownership products	$309	$391	$661	$766
Resort management and other services	157	147	305	282
Rental	143	135	290	276
Financing	85	80	168	158
Cost reimbursements	384	359	784	727
TOTAL REVENUES	1,078	1,112	2,208	2,209
EXPENSES
Cost of vacation ownership products	38	66	91	124
Marketing and sales	226	206	449	416
Resort management and other services	73	69	144	133
Rental	113	116	223	232
Financing	35	25	69	51
Depreciation and amortization	25	23	50	46
Litigation charges	10	3	13	6
Royalty fee	29	29	57	58
Impairment	—	—	—	4
Cost reimbursements	384	359	784	727
TOTAL EXPENSES	933	896	1,880	1,797
Gains and other income, net	1	7	1	16
Other	(2)	1	(3)	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$144	$224	$326	$429

Sale of Vacation Ownership Products
Second Quarter and First Half

	Three Months Ended						Six Months Ended
($ in millions)	June 30, 2024	% of Consolidated Contract Sales, Net of Resales	June 30, 2023	% of Consolidated Contract Sales, Net of Resales	Change 2024 vs. 2023		June 30, 2024	% of Consolidated Contract Sales, Net of Resales	June 30, 2023	% of Consolidated Contract Sales, Net of Resales	Change 2024 vs. 2023
Consolidated contract sales	$449		$453		$(4)	(1%)	$877		$887		$(10)	(1%)
Joint venture contract sales	3		9		(6)	(65%)	8		19		(11)	(57%)
Total contract sales	452		462		(10)	(2%)	885		906		(21)	(2%)
Less: Resales contract sales	(9)		(10)		1		(21)		(21)		—
Less: Joint venture contract sales	(3)		(9)		6		(8)		(19)		11
Consolidated contract sales, net of resales	440		443		(3)	(1%)	856		866		(10)	(1%)
Plus:
Settlement revenue	10	2%	9	2%	1		18	2%	17	2%	1
Resales revenue	6	1%	6	1%	—		11	1%	12	1%	(1)
Revenue recognition adjustments:
Reportability	1	—%	5	1%	(4)		(8)	(1%)	5	1%	(13)
Sales reserve	(122)	(28%)	(45)	(10%)	(77)		(168)	(20%)	(83)	(10%)	(85)
Other(1)	(26)	(6%)	(27)	(6%)	1		(48)	(6%)	(51)	(6%)	3
Sale of vacation ownership products	$309	70%	$391	88%	$(82)	(21%)	$661	77%	$766	88%	$(105)	(14%)

Financing propensity	54.5%		56.2%		(1.7 pts)		54.0%		55.3%		(1.3pts)
Average FICO Score (2)	737		736				738		737
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.

Second Quarter and First Half
Contract sales in the second quarter and first half of 2024 declined due to a 6% decrease in VPG in each period, partially offset by an increase in tours (5% and 4%, respectively). The decrease in VPG in both periods was due to a decline in first time buyer VPG, a larger percentage mix of international tours which carry a lower VPG, and the on-going impact from the reduced activity at our Maui sales centers. Excluding the $16 million and $32 million decline in contract sales at our Maui sales centers in the second quarter and first half of 2024, respectively, contract sales increased 3% in each period.
In the third quarter of 2023, we increased our vacation ownership notes receivable reserve to reflect then-current trends in delinquencies and default rates. We estimated the amount of the increase in our sales reserve primarily using a historical period of increased defaults. The additional reserves recorded in 2023 adjusted our future default rate estimate to reflect then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity. Subsequent to the third quarter of 2023, we increased our sales reserve rate to provide for higher expected cumulative losses on new originations.
We believe the cumulative impact of inflation on consumers and the related impact on year-over-year increases in maintenance fees for 2023 and 2024 are driving continued elevated delinquencies and defaults. As a result, during the second quarter of 2024, we increased our sales reserve by $70 million to reflect increases in expected cumulative loss rates for our vacation ownership notes receivable originated during 2021-2024. In estimating the increase in the sales reserve, we considered current macroeconomic conditions, including higher consumer debt levels, moderating inflation, continued high interest rates, uncertainty around timing and frequency of interest rate adjustments and continued mixed economic indicators. While we expect a return to normalized maintenance fee increases commencing in 2025, we plan to increase our sales reserve prospectively for new originations at a weighted average rate of 17% to 19% until we have sufficient evidence of improvement in delinquency and default rates. We expect our full year 2024 contracts sales will reflect lower VPG for the second half of 2024, partially offset by tour growth in first time buyer tours, which carry a lower VPG.

Development Profit
Second Quarter

	Three Months Ended
($ in millions)	June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	Change 2024 vs. 2023
Sale of vacation ownership products	$309		$391		$(82)	(21%)
Cost of vacation ownership products	(38)	(12%)	(66)	(17%)	28	43%
Marketing and sales	(226)	(73%)	(206)	(53%)	(20)	(10%)
Development profit	$45		$119		$(74)	(62%)
Development profit margin	14.7%		30.8%		(16.1 pts)
The decrease in Development profit reflects lower sales of vacation ownership products and higher marketing and sales costs, including $8 million of higher preview costs, partially offset by $13 million of lower product cost associated with the additional sales reserve, $11 million of favorable product cost true-up activity compared to the prior comparable period and $4 million from the sale of lower average cost inventory. Development profit margin, excluding the impact of the sales reserve increase of $70 million, was 27.0% in the second quarter of 2024. We expect our full year 2024 Development profit margin to decline due to increased marketing and sales expense, the $57 million net impact from the additional sales reserve recorded in the second quarter, and our higher sales reserve rate to be applied to new originations.
First Half

	Six Months Ended
($ in millions)	June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	Change 2024 vs. 2023
Sale of vacation ownership products	$661		$766		$(105)	(14%)
Cost of vacation ownership products	(91)	(14%)	(124)	(16%)	33	27%
Marketing and sales	(449)	(68%)	(416)	(54%)	(33)	(8%)
Development profit	$121		$226		$(105)	(47%)
Development profit margin	18.3%		29.6%		(11.3 pts)
The decrease in Development profit reflects lower sales of vacation ownership products and higher marketing and sales costs, including $14 million of higher preview costs, partially offset by $13 million of lower product cost associated with the additional sales reserve, $11 million due to the sale of lower cost inventory, $5 million of favorable product cost true-up activity compared to the prior comparable period, $2 million associated with lower sales volume and $2 million of other development related costs. Development profit margin, excluding the impact of the $70 million sales reserve increase in the second quarter of 2024, was 24.3% in the first half of 2024.

Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Management fee revenues	$51	$45	$6	16%	$103	$90	$13	15%
Ancillary revenues	72	70	2	3%	137	131	6	5%
Other management and exchange revenues	34	32	2	3%	65	61	4	5%
Resort management and other services revenues	157	147	10	7%	305	282	23	8%
Resort management and other services expenses	(73)	(69)	(4)	(5%)	(144)	(133)	(11)	(8%)
Resort management and other services profit	$84	$78	$6	9%	$161	$149	$12	8%
Resort management and other services profit margin	53.9%	52.9%	1.0 pts		52.9%	52.8%	0.1 pts
Resort occupancy (1)	90.1%	88.7%	1.4 pts		90.1%	88.8%	1.3 pts

(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
Second Quarter and First Half
The increase in Other management and exchange revenues is attributed to higher club dues in both the second quarter and first half of 2024. The increase in Resort management and other services expenses reflects an increase in ancillary expenses of $3 million and $7 million, and an increase in customer service and exchange company expenses of $1 million and $4 million due to higher wages, benefits, and other operating cost increases in the second quarter and first half of 2024, respectively.
Rental Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Rental revenues	$143	$135	$8	6%	$290	$276	$14	5%
Rental expenses	(113)	(116)	3	3%	(223)	(232)	9	4%
Rental profit	$30	$19	$11	64%	$67	$44	$23	54%
Rental profit margin	20.7%	13.4%	7.3 pts		23.0%	15.7%	7.3 pts

Transient keys rented(1)	575,704	549,329	26,375	5%	1,118,674	1,096,869	21,805	2%
Average transient rate	$245	$263	$(18)	(7%)	$265	$275	$(10)	(4%)
Rental occupancy(2)	74.4%	70.8%	3.6 pts		73.6%	70.6%	3.0 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Second Quarter
Rental profit, excluding profit from owned hotels, increased due to higher plus points revenue of $11 million, an $8 million increase in costs allocated to marketing and sales expense for occupancy used for previews, and $2 million of lower hotel loyalty and other costs. These changes were partially offset by $5 million of decreased profit due to lower average transient rate on higher keys rented and higher tidy and variable costs, $3 million of increased costs associated with higher owner utilization of third-party vacation and other offerings, and $2 million of higher unsold maintenance fees associated with developer owned inventory. Rental profit for our owned hotels remained in-line with the second quarter of 2023.
First Half
Rental profit, excluding profit from owned hotels, increased due to higher plus points revenue of $22 million, a $14 million increase in costs allocated to marketing and sales expense for occupancy used for previews, and $2 million of lower hotel loyalty and other costs. These changes were partially offset by $9 million of decreased profit due to lower average transient rate on higher keys rented and higher tidy and variable costs and $6 million of increased costs associated with higher owner utilization of third-party vacation and other offerings. Rental profit for our owned hotels remained in-line with the first half of 2023.
Financing Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Financing revenues	$85	$80	$5	7%	168	158	10	7%
Financing expenses	(8)	(5)	(3)	(81%)	(17)	(15)	(2)	(17%)
Consumer financing interest expense	(27)	(20)	(7)	(38%)	(52)	(36)	(16)	(43%)
Financing profit	$50	$55	$(5)	(10%)	$99	$107	$(8)	(7%)
Financing profit margin	58.0%	69.1%	(11.1 pts)		58.7%	67.4%	(8.7 pts)
Financing propensity	54.5%	56.2%	(1.7 pts)		54.0%	55.3%	(1.3 pts)
Second Quarter and First Half
Financing revenues reflect higher interest income as a result of a higher average notes receivable balances and a slightly higher average interest rate for the three and six months ended June 30, 2024. The higher average notes receivable balances resulted from new loan originations in excess of the repayment of existing vacation ownership notes receivable, which we expect to continue for the remainder of 2024.
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
Gains and Other Income

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Gains and other income, net	$1	$7	$(6)	(82%)	$1	$16	$(15)	(92%)
Second Quarter
During the second quarter of 2023, we recorded $7 million of gains on the disposition of excess real estate.
First Half
During the first half of 2023, we recorded $7 million of gains on the disposition of excess real estate, a $4 million gain associated with the earn out of additional proceeds from the 2019 disposition of a land parcel in Cancun, Mexico, a $3 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and $2 million related to the receipt of business interruption insurance proceeds.
Litigation Charges

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Litigation charges	$10	$3	$7	NM	$13	$6	$7	NM
Second Quarter and First Half
Litigation charges during the second quarter of 2024 and 2023, as well as the first half of 2024 and 2023, relate primarily to a land disposition in the U.S. and certain resorts in Europe.

Exchange & Third-Party Management

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Management and exchange	$45	$51	$97	$107
Rental	10	11	21	21
Cost reimbursements	3	3	5	8
TOTAL REVENUES	58	65	123	136
EXPENSES
Management and exchange	31	30	62	60
Depreciation and amortization	7	8	14	16
Impairment	2	—	2	—
Cost reimbursements	3	3	5	8
TOTAL EXPENSES	43	41	83	84
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15	$24	$40	$52
Management and Exchange Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Management and exchange revenue	$45	$51	$(6)	(9%)	$97	$107	$(10)	(9%)
Management and exchange expense	(31)	(30)	(1)	(5%)	(62)	(60)	(2)	(4%)
Management and exchange profit	$14	$21	$(7)	(31%)	$35	$47	$(12)	(26%)
Management and exchange profit margin	30.6%	40.4%	(9.8 pts)		35.9%	44.0%	(8.1 pts)
Second Quarter
Interval International management and exchange revenues declined $3 million or 4% primarily attributed to 7% lower exchange transaction volume, partially offset by a 4% increase in average exchange fees.The decrease in management and exchange revenue reflects a $3 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy and a lower average daily rate in the Hawaii market due to changes in demand.
The decrease in management and exchange profit was primarily attributed to lower revenues and higher information technology expenses.
First Half
Interval International management and exchange revenues declined $4 million or 4% primarily attributed to 6% lower exchange transaction volume, partially offset by a 3% increase in average exchange fees.The decrease in management and exchange revenue reflects a $6 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy and a lower average daily rate in the Hawaii market due to changes in demand.
The decrease in management and exchange profit was primarily attributed to lower revenues and higher information technology expenses.
Rental Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Rental revenues	$10	$11	$(1)	(5%)	$21	$21	$—	1%
Second Quarter
Results reflect a 16% decrease in transaction volume, partially offset by a 10% increase in average fees per transaction.
First Half
Results reflect a 7% decrease in transaction volume offset by a 7% increase in average fees per transaction.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Resort management and other services	$13	$8	$24	$17
Cost reimbursements	(9)	(7)	(20)	(15)
TOTAL REVENUES	4	1	4	2
EXPENSES
Resort management and other services	15	11	29	24
Rental	(2)	(4)	(5)	(7)
General and administrative	54	64	117	132
Depreciation and amortization	3	3	9	4
Litigation charges	—	(1)	—	(1)
Restructuring	1	—	3	—
Cost reimbursements	(9)	(7)	(20)	(15)
TOTAL EXPENSES	62	66	133	137
(Losses) gains and other (expense) income, net	(8)	3	(8)	15
Interest expense, net	(43)	(36)	(83)	(70)
Transaction and integration costs	(3)	(10)	(18)	(23)
Other	1	—	1	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(111)	(108)	(237)	(213)
Provision for income taxes	(10)	(50)	(45)	(91)
Net income attributable to noncontrolling interests	(1)	—	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(122)	$(158)	$(282)	$(304)

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Resort management and other services	$13	$8	$24	$17
Cost reimbursements	(9)	(7)	(20)	(15)
TOTAL REVENUES	4	1	4	2
EXPENSES
Resort management and other services	15	11	29	24
Rental	(2)	(4)	(5)	(7)
Cost reimbursements	(9)	(7)	(20)	(15)
TOTAL EXPENSES	4	—	4	2
Interest expense, net	1	1	1	1
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	2	1	1
Provision for income taxes	(1)	—	(1)	—
Net income attributable to noncontrolling interests	(1)	—	—	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1)	$2	$—	$1
General and Administrative

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
General and administrative	$54	$64	$(10)	(15%)	$117	$132	$(15)	(11%)
Second Quarter
The decrease in General and administrative expenses for the second quarter of 2024 is due to lower information technology costs, insurance expense and compensation expense of $5 million, $2 million and $3 million, respectively.
First Half
The decrease in General and administrative expenses for the first half of 2024 is due to lower information technology costs, insurance expense and compliance related expenses of $9 million, $3 million and $3 million, respectively.
(Losses) Gains and Other (Expense) Income

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
(Losses) gains and other (expense) income, net	$(8)	$3	$(11)	NM	$(8)	$15	$(23)	NM
Second Quarter
In the second quarter of 2024, we recorded $4 million of foreign currency translation losses and $4 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
In the second quarter of 2023, we recorded $2 million of foreign currency translation gains and a $1 million increase in our receivable from Marriott International for indemnified income tax matters (the true-up to the offsetting accrual is included in the Provision for income taxes line).

First Half
In the first half of 2024, we recorded $6 million of foreign currency translation losses and $2 million net of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
In the first half of 2023, we recorded a $21 million increase in our receivable from Marriott International for indemnified income tax matters (the true-up to the offsetting accrual is included in the Provision for income taxes line) and $4 million of foreign currency translation gains, partially offset by $10 million attributed to the redemption premium and write-off of unamortized debt issuance costs resulting from the early redemption of our senior secured notes.
Interest Expense

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Interest expense, net	$(43)	$(36)	$(7)	(21%)	$(83)	$(70)	$(13)	(19%)
Second Quarter and First Half
The increase in Interest expense, net is attributed to higher variable interest expense and changes in outstanding borrowings during the comparative periods.
Income Tax
2024 Second Quarter

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Provision for income taxes	$(10)	$(50)	$40	79%	$(45)	$(91)	$46	50%
Second Quarter
Our effective tax rate was 22.0% and 35.4% for the three months ended June 30, 2024 and June 30, 2023, respectively.
The effective tax rate for the three months ended June 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $13 million decrease for the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by a $4 million increase related to prior year true-up adjustments in non-U.S. jurisdictions.
The effective tax rate for the three months ended June 30, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $5 million adjustment in stock compensation.
First Half
Our effective tax rate was 35.2% and 33.9% for the six months ended June 30, 2024 and June 30, 2023, respectively.
The effective tax rate for the six months ended June 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $20 million increase to remove the permanent reinvestment assertion for certain non-U.S. entities and a $5 million increase related to prior year true-up adjustments in non-U.S. jurisdictions, partially offset by a $22 million decrease for the expiration of statutes of limitation on certain unrecognized tax benefits.
The effective tax rate for the six months ended June 30, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including an $18 million increase to pre-acquisition reserves for unrecognized tax benefits.
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
At June 30, 2024, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 4.4, above our targeted range of 2.5 to 3.0, and our goal is to reduce this ratio to 3.0 by the end of 2025.
In the second quarter of 2024, we amended the Corporate Credit Facility to provide for a new $800 million term loan facility that is scheduled to mature on April 1, 2031, the New Term Loan. The proceeds of the New Term Loan were used to refinance in full the Term Loan, which had a balance of $784 million as of March 31, 2024 and was scheduled to mature on August 31, 2025. We have no material principal payment obligations on our debt prior to 2026. See Footnote 12 “Debt” to our Financial Statements for further information related to maturities of our debt.
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
Vacation Ownership Notes Receivable Securitizations
We periodically securitize, without recourse through bankruptcy remote special purpose entities, the majority of the notes receivable originated in connection with the sale of vacation ownership products to institutional investors in the ABS term securitization market. These vacation ownership notes receivable securitizations provide liquidity for general corporate purposes. In a vacation ownership notes receivable term securitization, several classes of debt securities issued by a special purpose entity are collateralized by a single pool of transferred vacation ownership notes receivable. In connection with each vacation ownership notes receivable securitization, we may retain all or a portion of the securities that are issued.
Typically, we receive cash at inception of the term securitization transaction for the amount of notes issued less fees and monies held in reserve and we receive cash during the life of the transaction in amounts reflecting the excess spread of interest received on the related vacation ownership notes receivable less the interest payable on the ABS securities, less administrative fees and amounts from related vacation ownership notes receivable that default. Given the recent increase in delinquencies and defaults above historical averages, the cash excess spread we received from our securitization transactions has been lower than previously anticipated. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2024, and as of June 30, 2024, we had 14 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $9.4 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During the second quarter of 2024, we amended certain agreements associated with our Warehouse Credit Facility, which extended the revolving period from May 31, 2025 to June 11, 2026. At June 30, 2024, we had $108 million of borrowings outstanding under our Warehouse Credit Facility.
As of June 30, 2024, $71 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At June 30, 2024, $175 million of borrowings and $32 million of letters of credit were outstanding under our Revolving Corporate Credit Facility.
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
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less Than Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023
Inventory spending	$(63)	$(41)
Purchase of property for future transfer to inventory	—	(8)
Inventory costs	67	98
Inventory spending less than cost of sales	$4	$49
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
Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons for repurchasing inventory, we expect these repurchases will help stabilize the future cost of our vacation ownership products.
Our spending for real estate inventory in the first half of 2024 was lower than cost of sales and was primarily related to purchases under our VOI repurchase programs. Purchase of property for future transfer to inventory in 2023 included the acquisition of property in Charleston, South Carolina. We expect inventory spending to exceed cost of sales for the remainder of 2024, due to our remaining commitment to acquire property in Waikiki.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023
Vacation ownership notes receivable collections — non-securitized	$67	$90
Vacation ownership notes receivable collections — securitized	244	218
Vacation ownership notes receivable originations	(446)	(470)
Vacation ownership notes receivable collections less than originations	$(135)	$(162)
We expect vacation ownership notes receivable originations to continue to outpace vacation ownership notes receivable collections in 2024 due to sales growth.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the first half of 2024	410,377	36	$88.99
As of June 30, 2024	25,551,450	$2,441	$95.55
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of common stock during the first half of 2024 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 7, 2023	December 21, 2023	January 4, 2024	$0.76
February 15, 2024	February 29, 2024	March 14, 2024	$0.76
May 9, 2024	May 23, 2024	June 6, 2024	$0.76
We currently expect to pay quarterly dividends in the future, but any future dividend payments will be subject to the approval of our Board of Directors, which will depend on our financial condition, results of operations and capital requirements at the time, as well as applicable law, regulatory constraints, industry practice, and other business considerations that our Board of Directors considers relevant. In addition, our Corporate Credit Facility and the indentures governing our senior notes contain restrictions on our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit the payment of dividends. The payment of certain cash dividends may also result in an adjustment to the conversion rate of our convertible notes in a manner adverse to us. Accordingly, there can be no assurance that we will pay dividends in the future at any particular rate or at all.

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of June 30, 2024:

		Payments Due by Period
($ in millions)	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Debt(1)(2)	$3,541	$64	$122	$690	$862	$426	$1,377
Securitized debt(1)(3)	2,710	150	281	276	348	250	1,405
Purchase obligations(4)	575	131	151	139	134	15	5
Operating lease obligations(5)	124	12	24	22	15	11	40
Finance lease obligations(5)	541	9	17	15	13	13	474
Other long-term obligations	26	21	4	—	1	—	—
	$7,517	$387	$599	$1,142	$1,373	$715	$3,301
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)During the second quarter of 2024, we amended the Corporate Credit Facility to provide for the New Term Loan, which is scheduled to mature on April 1, 2031. The proceeds from the New Term Loan were used to refinance in full the Term Loan, which had a balance of $784 million as of March 31, 2024, and was scheduled to mature on August 31, 2025.
(3)Payments based on estimated timing of cash flow associated with securitized vacation ownership notes receivable.
(4)Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding requirements under such contracts and primarily relate to future purchases of property and vacation ownership units and information technology assets (hardware and software). Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
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
The following tables present consolidating financial information as of June 30, 2024 and December 31, 2023, and for the six months ended June 30, 2024 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.

Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$573	$1,236	$547	$(21)	$2,335
Expenses	(23)	(656)	(1,152)	(396)	21	(2,206)
Benefit from (provision for) income taxes	7	26	(2)	(76)	—	(45)
Equity in net income (loss) of subsidiaries	100	219	—	—	(319)	—
Net income (loss)	84	162	82	75	(319)	84
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$84	$162	$82	$75	$(319)	$84
Condensed Consolidating Balance Sheet

	As of June 30, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$16	$61	$129	$—	$206
Restricted cash	—	25	84	142	—	251
Accounts and contracts receivable, net	24	155	81	132	(22)	370
Vacation ownership notes receivable, net	—	116	136	2,056	—	2,308
Inventory	—	232	298	113	—	643
Property and equipment, net	—	339	714	242	—	1,295
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	792	30	—	822
Investments in subsidiaries	3,382	3,793	—	—	(7,175)	—
Other	139	150	244	152	(86)	599
Total assets	$3,545	$4,826	$5,527	$2,996	$(7,283)	$9,611

Accounts payable	$31	$26	$72	$69	$—	$198
Advance deposits	—	66	84	16	—	166
Accrued liabilities	8	109	163	111	(20)	371
Deferred revenue	—	14	196	224	(16)	418
Payroll and benefits liability	—	70	67	26	—	163
Deferred compensation liability	—	131	44	4	—	179
Securitized debt, net	—	—	—	2,125	(27)	2,098
Debt, net	1,134	1,824	178	1	—	3,137
Other	—	2	120	17	—	139
Deferred taxes	—	128	248	39	(45)	370
MVW stockholders' equity	2,372	2,456	4,355	364	(7,175)	2,372
Noncontrolling interests	—	—	—	—	—	—
Total liabilities and equity	$3,545	$4,826	$5,527	$2,996	$(7,283)	$9,611

	As of December 31, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$20	$96	$132	$—	$248
Restricted cash	—	25	153	148	—	326
Accounts and contracts receivable, net	30	106	142	120	(13)	385
Vacation ownership notes receivable, net	—	121	176	2,046	—	2,343
Inventory	—	186	336	112	—	634
Property and equipment, net	—	265	736	259	—	1,260
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	822	32	—	854
Investments in subsidiaries	3,421	3,943	—	—	(7,364)	—
Other	122	126	279	118	(132)	513
Total assets	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680

Accounts payable	$55	$30	$196	$81	$—	$362
Advance deposits	—	65	83	16	—	164
Accrued liabilities	5	95	137	113	(7)	343
Deferred revenue	—	7	169	213	(7)	382
Payroll and benefits liability	—	91	86	28	—	205
Deferred compensation liability	—	126	39	3	—	168
Securitized debt, net	—	—	—	2,121	(25)	2,096
Debt, net	1,131	1,736	177	5	—	3,049
Other	—	2	229	18	—	249
Deferred taxes	—	124	242	19	(105)	280
MVW stockholders' equity	2,382	2,516	4,499	350	(7,365)	2,382
Total liabilities and equity	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680
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
We manage the interest rate risk on our corporate debt through the use of fixed-rate debt and may also use interest rate hedges to fix a portion of our variable-rate debt. At June 30, 2024, the interest rate applicable to 67% (approximately $2.0 billion) of our corporate debt, excluding finance leases, was fixed and the interest rate applicable to the remaining 33% (approximately $975 million) was variable. Assuming we had no outstanding balance under our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at June 30, 2024 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of June 30, 2024 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2024	2025	2026	2027	2028	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.0%	$38	$55	$44	$40	$35	$190	$402	$406
Vacation ownership notes receivable — securitized	13.4%	$85	$170	$177	$180	$179	$1,115	$1,906	$1,954
Contracts receivable for financed VOI sales, net	13.0%	$3	$4	$4	$4	$4	$32	$51	$51
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.8%	$(100)	$(188)	$(194)	$(278)	$(189)	$(1,175)	$(2,124)	$(2,085)
Term Loan(1)	7.6%	$(4)	$(8)	$(8)	$(8)	$(8)	$(764)	$(800)	$(802)
Revolving Corporate Credit Facility	7.4%	$—	$—	$—	$(175)	$—	$—	$(175)	$(175)
Senior notes
2028 Notes	4.8%	$—	$—	$—	$—	$(350)	$—	$(350)	$(331)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(460)
2026 Convertible Notes	0.0%	$—	$—	$(575)	$—	$—	$—	$(575)	$(503)
2027 Convertible Notes	3.3%	$—	$—	$—	$(575)	$—	$—	$(575)	$(536)
(1)During the second quarter of 2024, we amended the Corporate Credit Facility to provide for the New Term Loan, which is scheduled to mature on April 1, 2031. The proceeds from the New Term Loan were used to refinance in full the Term Loan, which had a balance of $784 million as of March 31, 2024, and was scheduled to mature on August 31, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2024 – April 30, 2024	—	$—	—	$414,303,514
May 1, 2024 – May 31, 2024	73,800	$95.55	73,800	$407,251,625
June 1, 2024 – June 30, 2024	57,000	$86.74	57,000	$402,307,195
Total	130,800	$91.71	130,800	$402,307,195
(1)On May 11, 2023, we announced that our Board of Directors increased the then-remaining authorization under our share repurchase program (which was first announced on September 13, 2021) to authorize purchases of up to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024.
(2)All dollar amounts presented exclude the nondeductible 1% excise tax on the net value of certain stock repurchases that was imposed by the Inflation Reduction Act of 2022.
Item 5.    Other Information
(c) Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.4	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.5	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.6	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.7	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.8	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.7 above)		8-K	4.1	2/3/2021
4.9	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.10	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	6/22/2021
4.11	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.12	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	12/8/2022
4.13	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-K	10.25	2/27/2024

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.2	Incremental Facility Amendment and Amendment No. 3, dated as of April 1, 2024, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	4/2/2024
10.3	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**		10-Q	10.3	5/7/2024
10.4	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**		10-Q	10.4	5/7/2024
10.5	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**		10-Q	10.5	5/7/2024
10.6	Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	2/27/2024
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	August 1, 2024	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer