Form 10-Q
period 2024-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2024-11-07
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 1, 2024 was 34,911,161.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Sale of vacation ownership products	$387	$319	$1,048	$1,085
Management and exchange	207	205	633	611
Rental	151	138	462	435
Financing	87	81	255	239
Cost reimbursements	473	443	1,242	1,163
TOTAL REVENUES	1,305	1,186	3,640	3,533
EXPENSES
Cost of vacation ownership products	54	50	145	174
Marketing and sales	228	202	677	618
Management and exchange	123	115	358	332
Rental	113	119	331	344
Financing	37	30	106	81
General and administrative	62	57	179	189
Depreciation and amortization	36	33	109	99
Litigation charges	2	2	15	7
Restructuring	1	—	4	—
Royalty fee	28	30	85	88
Impairment	—	—	2	4
Cost reimbursements	473	443	1,242	1,163
TOTAL EXPENSES	1,157	1,081	3,253	3,099
Gains and other income, net	9	3	2	34
Interest expense, net	(40)	(36)	(123)	(106)
Transaction and integration costs	—	(5)	(18)	(28)
Other	1	(1)	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	118	66	247	334
Provision for income taxes	(34)	(24)	(79)	(115)
NET INCOME	84	42	168	219
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$84	$42	$168	$219

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$2.38	$1.16	$4.74	$5.96
Diluted	$2.12	$1.09	$4.31	$5.33

CASH DIVIDENDS DECLARED PER SHARE	$0.76	$0.72	$2.28	$2.16
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NET INCOME	$84	$42	$168	$219

Foreign currency translation adjustments	(12)	(2)	(24)	10
Derivative instrument adjustment, net of tax	—	(3)	(3)	(7)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(12)	(5)	(27)	3

Net income attributable to noncontrolling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$72	$37	$141	$222
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$197	$248
Restricted cash (including $194 and $79 from VIEs, respectively)	350	326
Accounts and contracts receivable, net (including $17 and $15 from VIEs, respectively)	340	385
Vacation ownership notes receivable, net (including $1,905 and $1,912 from VIEs, respectively)	2,387	2,343
Inventory	769	634
Property and equipment, net	1,165	1,260
Goodwill	3,117	3,117
Intangibles, net	807	854
Other (including $128 and $99 from VIEs, respectively)	608	513
TOTAL ASSETS	$9,740	$9,680

LIABILITIES AND EQUITY
Accounts payable	$243	$362
Advance deposits	167	164
Accrued liabilities (including $4 and $4 from VIEs, respectively)	384	343
Deferred revenue	350	382
Payroll and benefits liability	203	205
Deferred compensation liability	191	168
Securitized debt, net (including $2,276 and $2,121 from VIEs, respectively)	2,248	2,096
Debt, net	3,038	3,049
Other	125	249
Deferred taxes	372	280
TOTAL LIABILITIES	7,321	7,298
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,847,792 and 75,807,882 shares issued, respectively	1	1
Treasury stock — at cost; 40,900,731 and 40,488,576 shares, respectively	(2,370)	(2,332)
Additional paid-in capital	3,969	3,955
Accumulated other comprehensive (loss) income	(11)	16
Retained earnings	830	742
TOTAL MVW STOCKHOLDERS' EQUITY	2,419	2,382
Noncontrolling interests	—	—
TOTAL EQUITY	2,419	2,382
TOTAL LIABILITIES AND EQUITY	$9,740	$9,680

The abbreviation VIEs above means Variable Interest Entities.

See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES
Net income	$168	$219
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	109	99
Amortization of debt discount and issuance costs	20	17
Vacation ownership notes and contracts receivable reserve	223	182
Share-based compensation	24	25
Impairment charges	2	2
Gains and other income, net	—	(8)
Deferred income taxes	79	2
Net change in assets and liabilities:
Accounts and contracts receivable	32	(16)
Vacation ownership notes receivable originations	(738)	(749)
Vacation ownership notes receivable collections	470	461
Inventory	(51)	80
Other assets	(2)	(10)
Accounts payable, advance deposits and accrued liabilities	(84)	(103)
Deferred revenue	(32)	24
Payroll and benefit liabilities	(2)	(58)
Deferred compensation liability	6	12
Other liabilities	(123)	(2)
Purchase of property for future transfer to inventory	—	(27)
Other, net	4	(1)
Net cash, cash equivalents and restricted cash provided by operating activities	105	149
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(43)	(92)
Purchase of company owned life insurance	(13)	(8)
Purchase and development of property for future sale	(50)	—
Other dispositions, net	—	15
Net cash, cash equivalents and restricted cash used in investing activities	(106)	(85)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
FINANCING ACTIVITIES
Borrowings from securitization transactions	1,200	916
Repayment of debt related to securitization transactions	(1,045)	(828)
Proceeds from debt	1,675	790
Repayments of debt	(1,695)	(956)
Finance lease incentive	—	10
Finance lease payment	(4)	(2)
Payment of debt and securitized debt issuance costs	(25)	(6)
Repurchase of common stock	(45)	(248)
Payment of dividends	(81)	(80)
Payment of withholding taxes on vesting of restricted stock units	(6)	(10)
Net cash, cash equivalents and restricted cash used in financing activities	(26)	(414)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Change in cash, cash equivalents and restricted cash	(27)	(351)
Cash, cash equivalents and restricted cash, beginning of period	574	854
Cash, cash equivalents and restricted cash, end of period	$547	$503

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$4	$4
Non-cash transfer from inventory to property and equipment	13	11
Non-cash transfer from property and equipment to inventory	92	60
Non-cash transfer from property and equipment to other assets	52	—
Right-of-use asset obtained in exchange for finance lease obligation	14	80
Non-cash issuance of debt in connection with finance lease	13	97

Dividends payable	$27	$26
Interest paid, net of amounts capitalized	179	141
Income taxes paid, net of refunds	122	138

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.8	BALANCE AT DECEMBER 31, 2023	$1	$(2,332)	$3,955	$16	$742	$2,382	$—	$2,382
—	Net income (loss)	—	—	—	—	47	47	(1)	46
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(2)	—	(2)	—	(2)
—	Share-based compensation plans	—	5	(4)	—	—	1	—	1
—	Repurchase of common stock	—	(24)	—	—	—	(24)	—	(24)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2024	1	(2,351)	3,951	15	763	2,379	(1)	2,378
—	Net income	—	—	—	—	37	37	1	38
—	Foreign currency translation adjustments	—	—	—	(13)	—	(13)	—	(13)
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	1	8	—	—	9	—	9
—	Repurchase of common stock	—	(12)	—	—	—	(12)	—	(12)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.8	BALANCE AT JUNE 30, 2024	1	(2,362)	3,959	1	773	2,372	—	2,372
—	Net income	—	—	—	—	84	84	—	84
—	Foreign currency translation adjustments	—	—	—	(12)	—	(12)	—	(12)
—	Share-based compensation plans	—	1	10	—	—	11	—	11
—	Repurchase of common stock	—	(9)	—	—	—	(9)	—	(9)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.8	BALANCE AT SEPTEMBER 30, 2024	$1	$(2,370)	$3,969	$(11)	$830	$2,419	$—	$2,419

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
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
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, accounting for acquired vacation ownership notes receivable, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties in the broader macroeconomic environment, including inflation, continuing high interest rates, mixed economic indicators, increased consumer debt, continuing global insecurity and political uncertainty, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
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
Waikiki, Hawaii
During the third quarter of 2024, we acquired 38 completed vacation ownership units located at our Marriott Vacation Club, Waikiki property for $65 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. See Footnote 15 “Variable Interest Entities” for additional information about this transaction, including our remaining commitment related to this property, and our activities relating to the VIE involved in this transaction.
Additionally, during the first quarter of 2024, we acquired retail space located at our Marriott Vacation Club, Waikiki property for $48 million. The transaction was accounted for as an asset acquisition, and was classified as held-for-sale and included in Other assets as of September 30, 2024. We have an agreement to sell this retail space to a third party, and we expect to complete the sale during the fourth quarter of 2024.
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

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$387	$—	$—	$387

Ancillary revenues	66	1	—	67
Management fee revenues	52	3	(1)	54
Exchange and other services revenues	34	40	12	86
Management and exchange	152	44	11	207

Rental	140	11	—	151

Cost reimbursements	484	1	(12)	473
Revenue from contracts with customers	1,163	56	(1)	1,218

Financing	87	—	—	87
Total Revenues	$1,250	$56	$(1)	$1,305

	Three Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$319	$—	$—	$319

Ancillary revenues	62	1	—	63
Management fee revenues	44	5	—	49
Exchange and other services revenues	37	44	12	93
Management and exchange	143	50	12	205

Rental	128	10	—	138

Cost reimbursements	455	4	(16)	443
Revenue from contracts with customers	1,045	64	(4)	1,105

Financing	81	—	—	81
Total Revenues	$1,126	$64	$(4)	$1,186

	Nine Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,048	$—	$—	$1,048

Ancillary revenues	203	3	—	206
Management fee revenues	155	10	(3)	162
Exchange and other services revenues	99	128	38	265
Management and exchange	457	141	35	633

Rental	430	32	—	462

Cost reimbursements	1,268	6	(32)	1,242
Revenue from contracts with customers	3,203	179	3	3,385

Financing	255	—	—	255
Total Revenues	$3,458	$179	$3	$3,640

	Nine Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,085	$—	$—	$1,085

Ancillary revenues	193	3	—	196
Management fee revenues	134	18	(2)	150
Exchange and other services revenues	98	136	31	265
Management and exchange	425	157	29	611

Rental	404	31	—	435

Cost reimbursements	1,182	12	(31)	1,163
Revenue from contracts with customers	3,096	200	(2)	3,294

Financing	239	—	—	239
Total Revenues	$3,335	$200	$(2)	$3,533

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$707	$21	$(1)	$727
Goods or services transferred at a point in time	456	35	—	491
Revenue from contracts with customers	$1,163	$56	$(1)	$1,218

	Three Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$658	$27	$(4)	$681
Goods or services transferred at a point in time	387	37	—	424
Revenue from contracts with customers	$1,045	$64	$(4)	$1,105

	Nine Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,940	$67	$3	$2,010
Goods or services transferred at a point in time	1,263	112	—	1,375
Revenue from contracts with customers	$3,203	$179	$3	$3,385

	Nine Months Ended September 30, 2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,802	$83	$(2)	$1,883
Goods or services transferred at a point in time	1,294	117	—	1,411
Revenue from contracts with customers	$3,096	$200	$(2)	$3,294
Sale of Vacation Ownership Products
Revenues were reduced during the third quarter and first three quarters of 2024 by $3 million and $67 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either September 30, 2024 or December 31, 2023.

($ in millions)	At September 30, 2024	At December 31, 2023
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$212	$259
Vacation ownership notes receivable, net	2,387	2,343
	$2,599	$2,602
Contract Liabilities
Advance deposits	$167	$164
Deferred revenue	350	382
	$517	$546
Revenue recognized during the third quarter and first three quarters of 2024 that was included in our contract liabilities balance at December 31, 2023 was $76 million and $292 million, respectively.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At September 30, 2024, approximately 92% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At September 30, 2024	At December 31, 2023
Receivables from contracts with customers, net	$212	$259
Interest receivable	21	18
Tax receivable	46	44
Indemnification assets	36	40
Employee tax credit receivable	10	11
Other	15	13
	$340	$385

5.	INCOME TAXES
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
Our effective tax rate was 28.7% and 36.1% for the three months ended September 30, 2024 and September 30, 2023, respectively, and 32.1% and 34.3% for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The effective tax rate for the three months ended September 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including an $11 million decrease related to changes in valuation allowances on certain deferred tax assets in non-U.S. jurisdictions and a $6 million decrease primarily attributable to the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by an $8 million increase to remove the permanent reinvestment assertion for our earnings in certain non-U.S. entities and an increase of $3 million for deferred non-U.S. withholding taxes.

The effective tax rate for the three months ended September 30, 2023 differed from the blended statutory tax rate for the same period due to losses in non-U.S. jurisdictions for which we do not realize tax benefits.
The effective tax rate for the nine months ended September 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $27 million decrease attributable to the expiration of statutes of limitation on certain unrecognized tax benefits (inclusive of interest and penalties) and an $8 million net decrease related to changes in valuation allowances in non-U.S. jurisdictions, partially offset by a $28 million increase to remove the permanent reinvestment assertion for our earnings in certain non-U.S. entities and a $3 million increase for deferred non-U.S. withholding taxes.
The effective tax rate for the nine months ended September 30, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including an $18 million increase to pre-acquisition reserves for unrecognized tax benefits.
Unrecognized Tax Benefits
The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties) during the nine months ended September 30, 2024.

($ in millions)	Unrecognized Tax Benefits
Balance at December 31, 2023	$106
Decreases to tax positions related to a prior period(1)	(81)
Decreases as a result of a lapse of the applicable statute of limitation	(9)
Balance at September 30, 2024	$16

(1)Decrease due to filing of an automatic tax method change with the IRS during the second quarter of 2024.
The total amount of gross interest and penalties accrued related to unrecognized tax benefits was $29 million at September 30, 2024 and $48 million at December 31, 2023, a decrease of $19 million, which is predominantly attributable to the expiration of statutes of limitation, partially offset by additional interest and penalties related to non-U.S. uncertain tax positions. At September 30, 2024, unrecognized tax benefits (including interest and penalties) of $13 million, net of indemnification, would impact the effective tax rate if recognized.
We anticipate $32 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheet.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2024			December 31, 2023
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,800	$105	$1,905	$1,764	$148	$1,912

Eligible for securitization(1)	58	1	59	51	1	52
Not eligible for securitization(1)	409	14	423	363	16	379
Non-securitized	467	15	482	414	17	431

Total	$2,267	$120	$2,387	$2,178	$165	$2,343

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income associated with securitized vacation ownership notes receivable	$72	$70	$215	$205
Interest income associated with non-securitized vacation ownership notes receivable	11	9	31	26
Total interest income associated with vacation ownership notes receivable	$83	$79	$246	$231
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
We believe the cumulative impact of inflation on consumers and the related impact of year-over-year increases in maintenance fees for 2023 and 2024 are driving continued elevated delinquencies and defaults. As a result, during the second quarter of 2024, we increased our sales reserve by $70 million to reflect increases in expected cumulative loss rates for our vacation ownership notes receivable originated during 2021-2024. In estimating the increase in the sales reserve, we considered then-current macroeconomic conditions, including higher consumer debt levels, moderating inflation, continued high interest rates, uncertainty around timing and frequency of interest rate adjustments and continued mixed economic indicators.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 725 and 723, at September 30, 2024 and December 31, 2023, respectively, based upon the FICO score of the borrower at the time of origination.

Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of a $10 million reserve, and interest rates for our acquired vacation ownership notes receivable at September 30, 2024.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024, remaining	$3	$6	$9
2025	4	24	28
2026	3	22	25
2027	2	18	20
2028	1	12	13
Thereafter	2	23	25
Balance at September 30, 2024	$15	$105	$120
Weighted average stated interest rate	13.8%	14.0%	14.0%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of September 30, 2024
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$33	$23	$3	$6	$65
Hyatt Vacation Ownership	39	25	—	1	65
	$72	$48	$3	$7	$130

	Acquired Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$46	$32	$4	$9	$91
Hyatt Vacation Ownership	53	34	1	1	89
	$99	$66	$5	$10	$180

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at September 30, 2024.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2024, remaining	$21	$34	$55
2025	67	142	209
2026	50	151	201
2027	47	159	206
2028	42	164	206
Thereafter	240	1,150	1,390
Balance at September 30, 2024	$467	$1,800	$2,267
Weighted average stated interest rate	11.9%	13.4%	13.0%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%
The following table summarizes the activity related to our originated vacation ownership notes receivable reserve.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2023	$195	$260	$455
Increase in vacation ownership notes receivable reserve	173	43	216
Securitizations	(158)	158	—
Clean-up call	74	(74)	—
Write-offs	(155)	—	(155)
Defaulted vacation ownership notes receivable repurchase activity(1)	115	(115)	—
Balance at September 30, 2024	$244	$272	$516

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of September 30, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,470	$628	$57	$347	$2,502
Hyatt Vacation Ownership	201	74	2	4	281
	$1,671	$702	$59	$351	$2,783

	Originated Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,381	$609	$57	$323	2,370
Hyatt Vacation Ownership	188	70	2	3	263
	$1,569	$679	$59	$326	$2,633

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of September 30, 2024, and gross write-offs by brand for the first three quarters of 2024.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$398	$409	$281	$160	$222	$1,470
600 - 699	141	159	128	82	118	628
< 600	13	15	11	7	11	57
No Score	133	100	46	16	52	347
	$685	$683	$466	$265	$403	$2,502

Gross write-offs	$3	$33	$41	$23	$31	$131

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$71	$61	$45	$21	$3	$201
600 - 699	25	21	18	8	2	74
< 600	1	1	—	—	—	2
No Score	2	1	1	—	—	4
	$99	$84	$64	$29	$5	$281

Gross write-offs	$—	$9	$10	$4	$1	$24
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 14.22% as of September 30, 2024 and 13.00% as of December 31, 2023. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $14 million as of September 30, 2024 and $13 million as of December 31, 2023.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2024	$158	$20	$178
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2023	$141	$27	$168
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024			As of December 31, 2023
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$34	$69	$103	$31	$72	$103
91 – 120 days past due	9	14	23	7	19	26
Greater than 120 days past due	149	6	155	134	8	142
Total past due	192	89	281	172	99	271
Current	538	2,094	2,632	460	2,082	2,542
Total vacation ownership notes receivable	$730	$2,183	$2,913	$632	$2,181	$2,813

7.	FINANCIAL INSTRUMENTS
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

	At September 30, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,387	$2,453	$2,343	$2,427
Contracts receivable for financed VOI sales, net	51	51	37	37
Other assets	128	128	99	99
Total financial assets	$2,566	$2,632	$2,479	$2,563

Securitized debt, net	$(2,248)	$(2,280)	$(2,096)	$(2,068)
Term Loan, net	(788)	(797)	(781)	(784)
Revolving Corporate Credit Facility, net	(72)	(75)	(101)	(105)
2028 Notes, net	(348)	(336)	(348)	(322)
2029 Notes, net	(496)	(471)	(495)	(445)
2026 Convertible Notes, net	(571)	(521)	(568)	(508)
2027 Convertible Notes, net	(565)	(535)	(563)	(513)
Non-interest bearing note payable, net	—	—	(4)	(4)
Total financial liabilities	$(5,088)	$(5,015)	$(4,956)	$(4,749)
Vacation Ownership Notes Receivable

	At September 30, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,905	$1,968	$1,912	$1,994

Eligible for securitization	59	62	52	54
Not eligible for securitization	423	423	379	379
Non-securitized	482	485	431	433

Total	$2,387	$2,453	$2,343	$2,427
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
Other Assets
Other assets include $128 million and $99 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at September 30, 2024 and December 31, 2023, respectively, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share attributable to common stockholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to common stockholders	$84	$42	$168	$219
Shares for basic earnings per share	35.3	36.4	35.4	36.9
Basic earnings per share	$2.38	$1.16	$4.74	$5.96

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to common stockholders	$84	$42	$168	$219
Add back of interest expense related to convertible notes, net of tax	5	5	14	14
Numerator used to calculate diluted earnings per share	$89	$47	$182	$233

Shares for basic earnings per share	35.3	36.4	35.4	36.9
Effect of dilutive shares outstanding
Employee SARs	—	0.1	—	0.1
Restricted stock units	0.1	0.3	0.1	0.3
2026 Convertible Notes	3.6	3.5	3.6	3.5
2027 Convertible Notes	3.1	3.0	3.0	3.0
Shares for diluted earnings per share	42.1	43.3	42.1	43.8
Diluted earnings per share	$2.12	$1.09	$4.31	$5.33
The computations of diluted earnings per share attributable to common stockholders in the table above exclude approximately 393,000 and 200,000 shares of common stock, the maximum number of shares issuable as of September 30, 2024 and September 30, 2023, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the third quarter of 2024, we excluded from our calculation of diluted earnings per share 695,868 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $77.42 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first three quarters of 2024, we excluded from our calculation of diluted earnings per share 646,203 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.
For each of the third quarter and first three quarters of 2023, we excluded from our calculation of diluted earnings per share 287,125 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2024	At December 31, 2023
Finished goods(1)	$756	$624
Work-in-progress	4	—
Real estate inventory	760	624
Other	9	10
	$769	$634

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $28 million during the first three quarters of 2024 and $24 million during the first three quarters of 2023.
In addition to the above, at September 30, 2024 and December 31, 2023, we had $274 million and $370 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products. We also had deposits on future purchases of inventory of $26 million at September 30, 2024, of which $22 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $3 million at December 31, 2023, which was included in Other assets on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2024, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software that we use in the normal course of business. Our aggregate commitment under these contracts was $73 million, of which we expect $16 million, $31 million, $18 million, $6 million, and $2 million will be paid in the remainder of 2024, 2025, 2026, 2027, and 2028, respectively.
•We have remaining commitments of $34 million to purchase vacation ownership units located in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment.
•We expect to complete the acquisition of 32 vacation ownership units in 2025 pursuant to one of the commitments, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $2 million in the remainder of 2024, $10 million in 2025, and $1 million in 2026.
•We expect to complete the acquisition of 26 vacation ownership units in 2026 pursuant to the other commitment, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $4 million in the remainder of 2024, $2 million in 2025, $14 million in 2026, and $1 million in 2027.
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
•We have $131 million of commitments to purchase property and vacation ownership units located in the continental United States, subject to various contingencies, that include, but are not limited to, the receipt of financing by third-party developers, governmental approvals, and the completion of construction to agreed-upon standards within specified timeframes. We expect to complete these acquisitions by 2027. We expect to make remaining payments when specific approvals are received and construction milestones are completed as follows: $10 million in the remainder of 2024, $13 million in 2026, and $108 million in 2027.

•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 3 “ Acquisitions” for information about purchases that occurred during the first three quarters of 2024 pursuant to this commitment and Footnote 15 “Variable Interest Entities” for additional information about this commitment and our activities relating to the VIE involved in this commitment.
As of September 30, 2024, we had $20 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $19 million were related to and in lieu of reserves required for our outstanding securitization transactions completed during the first quarter of 2024 and the fourth quarter of 2023. In addition, as of September 30, 2024, we had $24 million in letters of credit outstanding that were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility, of which $23 million were related to and in lieu of reserves required for our most recent outstanding securitization transaction completed in the third quarter of 2024.
Surety bonds issued as of September 30, 2024 totaled $130 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance of the rental revenue (if any) as our fee or we make up the deficit if the owners have not received their guaranteed amounts. At September 30, 2024, our maximum exposure under fixed dollar guarantees was $3 million, of which $1 million, $1 million, $1 million, and less than $1 million relate to 2025, 2026, 2027, and 2028, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: (1) sale of 95% of the total ownership interests in the owners’ association; or (2) written notification of termination by either party. At September 30, 2024, our expected commitment for the remainder of 2024 is $5 million, which will ultimately be recorded as a component of rental expense on our income statement.
Loss Contingencies
In February 2019, the owners’ association for the St. Regis Residence Club, New York filed a lawsuit in the Supreme Court for the State of New York, New York County, Commercial Division against ILG and several of its subsidiaries and certain third parties. The operative complaint alleged that the defendants breached their fiduciary duties related to sale and rental practices, aided and abetted certain breaches of fiduciary duty, engaged in self-dealing as the sponsor and manager of the club, tortiously interfered with the management agreement, were unjustly enriched, and engaged in anticompetitive conduct. The plaintiff sought unspecified damages, punitive damages and disgorgement of payments under the management and purchase agreements. In February 2022, the Court granted our motion to dismiss the complaint and dismissed with prejudice all claims except one (such claim, the “Remaining Claim”), with respect to which the plaintiff was granted leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and appealed the dismissal of the other claims. In June 2023, the appellate court upheld the dismissal of those claims. Plaintiff filed a motion for reconsideration of that appellate ruling, and in October 2023, the appellate court denied that motion. In November 2022, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and again granted plaintiff leave to amend its complaint. The plaintiff filed an amended complaint with respect to the Remaining Claim and again appealed the dismissal of the other claims. In January 2024, the appellate court upheld the dismissal of the other claims. In September 2023, the Court granted our motion to dismiss the amended complaint with respect to the Remaining Claim and denied plaintiff permission to file any additional amended complaints. Plaintiff’s appeal of the September 2023 ruling was dismissed as untimely by the appellate court on June 10, 2024.
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

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2024	At December 31, 2023
Vacation ownership notes receivable securitizations, gross(1)	$2,276	$1,971
Unamortized debt discount and issuance costs	(28)	(23)
	2,248	1,948

Warehouse Credit Facility, gross	—	150
Unamortized debt issuance costs(2)	—	(2)
	—	148

	$2,248	$2,096

(1)Interest rates as of September 30, 2024 range from 1.5% to 6.6%, with a weighted average interest rate of 4.7%.
(2)Excludes $2 million of unamortized debt issuance costs as of September 30, 2024, as no cash borrowings were outstanding on the Warehouse Credit Facility at that time.
All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of September 30, 2024.

Vacation Ownership Notes Receivable Securitizations
($ in millions)
Payment Year
2024, remaining	$50
2025	189
2026	197
2027	202
2028	203
Thereafter	1,435
$2,276

Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2024, and as of September 30, 2024, we had 15 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
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
During the third quarter of 2024, we securitized a pool of $454 million of vacation ownership notes receivable. In connection with the securitization, $445 million in vacation ownership loan backed notes were issued by MVW 2024-2 LLC (the “2024-2 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2024-2 LLC: $307 million of Class A Notes, $86 million of Class B Notes, and $52 million of Class C Notes. The Class A Notes have an interest rate of 4.43%, the Class B Notes have an interest rate of 4.58%, and the Class C Notes have an interest rate of 4.92%, for an overall weighted average interest rate of 4.52%. Proceeds from the transaction, net of fees, were used to repay the outstanding obligations on our Warehouse Credit Facility and for other general corporate purposes.
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

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2024	At December 31, 2023
Corporate Credit Facility
Term Loan(1)	$798	$784
Unamortized debt discount and issuance costs	(10)	(3)
	788	781

Revolving Corporate Credit Facility(1)	75	105
Unamortized debt issuance costs	(3)	(4)
	72	101
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(4)	(5)
	496	495
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(4)	(7)
	571	568

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(10)	(12)
	565	563

Finance Leases	198	189

Non-interest bearing note payable	—	4
	$3,038	$3,049

(1)The effective interest rate as of September 30, 2024 was 7.1%.
The following table shows scheduled principal payments for our debt, excluding finance leases, as of September 30, 2024.

	Payments Year
($ in millions)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Term Loan	$2	$8	$8	$8	$8	$764	$798
Revolving Corporate Credit Facility	—	—	—	75	—	—	75
2028 Notes	—	—	—	—	350	—	350
2029 Notes	—	—	—	—	—	500	500
2026 Convertible Notes	—	—	575	—	—	—	575
2027 Convertible Notes	—	—	—	575	—	—	575
	$2	$8	$583	$658	$358	$1,264	$2,873

Corporate Credit Facility
Our corporate credit facility (the “Corporate Credit Facility”), which consists of a term loan facility (the “Term Loan”), and a revolving credit facility (the “Revolving Corporate Credit Facility”), provides support for our business, including ongoing liquidity and letters of credit. Our Revolving Corporate Credit Facility has a borrowing capacity of $750 million, which includes a letter of credit sub-facility of $75 million, and terminates on March 31, 2027.
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
During the second quarter of 2024, $200 million of interest rate swaps and a $100 million interest rate collar that were entered into prior to 2023 to hedge a portion of our interest rate risk on the Term Loan expired and are no longer recorded on our Balance Sheet as of September 30, 2024. Both the interest rate swap and the interest rate collar were designated and qualified as cash flow hedges of interest rate risk and were recorded in Other assets on our Balance Sheets as of December 31, 2023. We characterized payments we made or received in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first three quarters of 2024 and 2023. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2024	2023
Derivative instrument adjustment balance, January 1	$3	$13
Other comprehensive loss before reclassifications	(2)	(3)
Derivative instrument adjustment balance, March 31	1	10
Other comprehensive loss before reclassifications	(1)	(1)
Derivative instrument adjustment balance, June 30	—	9
Other comprehensive loss before reclassifications	—	(3)
Derivative instrument adjustment balance, September 30	$—	$6
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
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of September 30, 2024 to 6.3242 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $158.12 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2024, the effective interest rate was 0.55%. Amortization of debt issuance costs related to the 2026 Convertible Notes was less than $1 million during the third quarter of 2024 and 2023, and $2 million during the first three quarters of 2024 and 2023.

2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.6 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.6 million shares of our common stock, in each case, as of September 30, 2024. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $158.12 and $197.65, respectively, as of September 30, 2024, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of September 30, 2024 to 5.2828 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.29 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2024, the effective interest rate was 3.88%.
The following table shows interest expense information related to the 2027 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contractual interest expense	$5	$5	$14	$14
Amortization of debt issuance costs	—	—	2	2
	$5	$5	$16	$16
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock, in each case, as of September 30, 2024. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $189.29 and $285.72, respectively, as of September 30, 2024, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2024, there were 75,847,792 shares of Marriott Vacations Worldwide common stock issued, of which 34,947,061 shares were outstanding and 40,900,731 shares were held as treasury stock. At December 31, 2023, there were 75,807,882 shares of Marriott Vacations Worldwide common stock issued, of which 35,319,306 shares were outstanding and 40,488,576 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2024 or December 31, 2023.

Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of September 30, 2024, approximately $394 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2024.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the first three quarters of 2024	530,377	45	$85.45
As of September 30, 2024	25,671,450	$2,450	$95.44
Dividends
We declared cash dividends to holders of common stock during the first three quarters of 2024 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 15, 2024	February 29, 2024	March 14, 2024	$0.76
May 9, 2024	May 23, 2024	June 6, 2024	$0.76
September 4, 2024	September 19, 2024	October 3, 2024	$0.76

14.	SHARE-BASED COMPENSATION
During the second quarter of 2024, our stockholders approved the Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”). The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of September 30, 2024, approximately 2 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service-based RSUs	$7	$7	$23	$22
Performance-based RSUs	—	(2)	(1)	1
	7	5	22	23
SARs	1	1	2	2
	$8	$6	$24	$25

The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2024	At December 31, 2023
Service-based RSUs	$32	$22
Performance-based RSUs	6	1
	38	23
SARs	2	1
	$40	$24
Restricted Stock Units
We granted 401,181 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $87.55, to our employees and non-employee directors during the first three quarters of 2024. During the first three quarters of 2024, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 204,020 RSUs may be earned under the performance-based RSU awards granted during the first three quarters of 2024.
Stock Appreciation Rights
We granted 86,759 SARs, with a weighted average grant-date fair value of $34.58 and a weighted average exercise price of $93.73, to members of management during the first three quarters of 2024. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2024:

Expected volatility	45.78%
Dividend yield	3.21%
Risk-free rate	4.23%
Expected term (in years)	6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at September 30, 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,905	$—	$1,905
Interest receivable	17	—	17
Restricted cash	185	9	194
Total	$2,107	$9	$2,116
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	2,276	—	2,276
Total	$2,279	$1	$2,280

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the third quarter of 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$66	$6	$72
Interest expense	$23	$3	$26
Debt issuance cost amortization	$2	$1	$3
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first three quarters of 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$202	$13	$215
Interest expense	$70	$7	$77
Debt issuance cost amortization	$7	$1	$8
Administrative expenses	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$883	$396
Principal receipts	418	384
Interest receipts	196	178
Reserve release	130	16
Total	1,627	974
Cash Outflows
Principal payments	(418)	(389)
Voluntary repurchases of defaulted vacation ownership notes receivable	(123)	(88)
Voluntary clean-up call	(29)	(19)
Interest payments	(73)	(51)
Funding of restricted cash	(243)	(17)
Total	(886)	(564)
Net Cash Flows	$741	$410

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$325	$515
Principal receipts	22	43
Interest receipts	13	24
Reserve release	7	9
Total	367	591
Cash Outflows
Principal payments	(17)	(34)
Voluntary repurchases of defaulted vacation ownership notes receivable	(3)	(2)
Repayment of Warehouse Credit Facility	(455)	(296)
Interest payments	(7)	(9)
Funding of restricted cash	(7)	(18)
Total	(489)	(359)
Net Cash Flows	$(122)	$232
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
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of September 30, 2024, we expect to make remaining payments for the property as follows: $82 million in 2025 and $41 million in 2026. As of September 30, 2024, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, $10 million in Property and equipment, net, and $1 million in the Other line within liabilities on our Balance Sheets. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $14 million as of September 30, 2024. Refer to Footnote 3 “ Acquisitions” for information about purchases pursuant to this commitment that occurred during the first three quarters of 2024.
Deferred Compensation Plan
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At September 30, 2024 and December 31, 2023, the value of the assets held in the rabbi trust was $128 million and $99 million, respectively, and was included in the Other line within assets on our Balance Sheets.

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
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Vacation Ownership	$1,250	$1,126	$3,458	$3,335
Exchange & Third-Party Management	56	64	179	200
Total segment revenues	1,306	1,190	3,637	3,535
Consolidated Property Owners’ Associations	(1)	(4)	3	(2)
	$1,305	$1,186	$3,640	$3,533

Adjusted EBITDA and Reconciliation to Net Income Attributable to Common Stockholders

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Adjusted EBITDA Vacation Ownership	$231	$173	$624	$647
Adjusted EBITDA Exchange & Third-Party Management	23	30	80	99
Reconciling items:
Corporate and other	(56)	(53)	(162)	(171)
Interest expense, net	(40)	(36)	(123)	(106)
Tax provision	(34)	(24)	(79)	(115)
Depreciation and amortization	(36)	(33)	(109)	(99)
Share-based compensation expense	(8)	(6)	(24)	(25)
Certain items	4	(9)	(39)	(11)
Net income attributable to common stockholders	$84	$42	$168	$219
Assets

($ in millions)	At September 30, 2024	At December 31, 2023
Vacation Ownership	$8,261	$8,167
Exchange & Third-Party Management	771	813
Total segment assets	9,032	8,980
Corporate and other	708	700
	$9,740	$9,680
Revenues Excluding Cost Reimbursements

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
United States	$704	$622	$2,046	$2,038
All other countries	128	121	352	332
	$832	$743	$2,398	$2,370

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: timing of payments related to purchase commitments; our possible or assumed future results of operations, financial condition, leverage, liquidity, returns on investments, margins including financing profit and development profit margins; dividend payments; business strategies; financing plans; our competitive position; our plans to pursue growth opportunities; potential operating performance, including our expectations regarding full year contract sales, including contract sales from our Maui sales centers; VPG and tour growth; our expectation that consumer financing interest expense will remain higher than our average outstanding interest rates on existing securitization transactions and the resulting impact on our profit margin; our expectation that inventory spending will exceed cost of sales for the remainder of 2024 and the quantity and impact of inventory repurchases on the future cost of our vacation ownership products; indemnification; capital requirements; taxes, including the impact of Pillar 2; our ability to securitize consumer loans and our assumptions regarding related delinquency and default rates and reserve requirements; the pace of originations of vacation ownership notes receivable compared to payoffs of existing notes receivable; and the rate of maintenance fee increases. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: a future health crisis and responses to such a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technology; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui wildfires; delinquency and default rates; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Gaza and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2023 Annual Report, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
We recently launched a strategic business operations function to lead modernization, process improvement and long-term value generating initiatives across our business. We believe we can drive $50 million to $100 million of annual efficiencies over the next two years and plan to reinvest some of these savings to accelerate revenue growth and enhance our customer platforms, products, and services.
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

Performance Measures
We measure operating performance using the key metrics described below:
•Contract sales from the sale of vacation ownership products, which consists of the total amount of vacation ownership product sales under contracts signed during the period where we have generally received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third parties, which we refer to as “resales.” In circumstances where customers apply any or all of their existing ownership interests as part of the purchase price for additional interests, we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our income statements due to the requirements for revenue recognition, the reserve for vacation ownership notes receivable and adjustments for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
•Total contract sales include contract sales from the sale of vacation ownership products including non-consolidated joint ventures.
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures.
•Volume per guest (“VPG”) is calculated by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, and other sales that are not attributed to a sales tour (referred to as Tours), by the number of tours in a given period. Tours refers to the number of sales tours performed during the applicable period, and generally include virtual and offsite sales tours, and exclude telesales. We believe that VPG is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase. We believe that tours is a valuable metric because it represents the volume of touring guests.
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
•Segment financial results attributable to common stockholders represents revenues less expenses directly attributable to each applicable reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We consider this measure to be important in evaluating the performance of our reportable business segments. See Footnote 16 “Business Segments” to our Financial Statements for further information about our reportable business segments.
•Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenues less cost reimbursement revenues.
•Segment Adjusted EBITDA margin is calculated by dividing Segment Adjusted EBITDA by the applicable segment’s total revenues less cost reimbursement revenues.
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Sale of vacation ownership products	$387	$319	$1,048	$1,085
Management and exchange	207	205	633	611
Rental	151	138	462	435
Financing	87	81	255	239
Cost reimbursements	473	443	1,242	1,163
TOTAL REVENUES	1,305	1,186	3,640	3,533
EXPENSES
Cost of vacation ownership products	54	50	145	174
Marketing and sales	228	202	677	618
Management and exchange	123	115	358	332
Rental	113	119	331	344
Financing	37	30	106	81
General and administrative	62	57	179	189
Depreciation and amortization	36	33	109	99
Litigation charges	2	2	15	7
Restructuring	1	—	4	—
Royalty fee	28	30	85	88
Impairment	—	—	2	4
Cost reimbursements	473	443	1,242	1,163
TOTAL EXPENSES	1,157	1,081	3,253	3,099
Gains and other income, net	9	3	2	34
Interest expense, net	(40)	(36)	(123)	(106)
Transaction and integration costs	—	(5)	(18)	(28)
Other	1	(1)	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	118	66	247	334
Provision for income taxes	(34)	(24)	(79)	(115)
NET INCOME	84	42	168	219
Net income attributable to noncontrolling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$84	$42	$168	$219

Operating Statistics

	Three Months Ended				Nine Months Ended
(Contract sales $ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Vacation Ownership
Total contract sales	$463	$443	$20	4%	$1,348	$1,349	$(1)	—%
Consolidated contract sales	$459	$438	$21	5%	$1,336	$1,325	$11	1%
Joint venture contract sales	$4	$5	$(1)	(22%)	$12	$24	$(12)	(50%)
VPG	$3,888	$4,055	$(167)	(4%)	$3,910	$4,118	$(208)	(5%)
Tours	110,557	100,609	9,948	10%	318,888	300,245	18,643	6%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,545	1,571	(26)	(2%)	1,545	1,571	(26)	(2%)
Average revenue per member	$38.93	$39.15	$(0.22)	(1%)	$118.98	$120.48	$(1.50)	(1%)
Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Vacation Ownership	$1,250	$1,126	$124	11%	$3,458	3,335	$123	4%
Exchange & Third-Party Management	56	64	(8)	(12%)	179	200	(21)	(10%)
Total Segment Revenues	1,306	1,190	116	10%	3,637	3,535	102	3%
Consolidated Property Owners’ Associations	(1)	(4)	3	NM	3	(2)	5	NM
Total Revenues	$1,305	$1,186	$119	10%	3,640	3,533	$107	3%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to stockholders. We consider Adjusted EBITDA margin to be an indicator of our operating performance. We also use Adjusted EBITDA and Adjusted EBITDA margin, as do analysts, lenders, investors, and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA is useful as an indicator of operating performance because it allows for period-over-period comparisons of our ongoing core operations before the impact of the excluded items. We believe Adjusted EBITDA margin is useful as an indicator of operating profitability because it allows for period-over-period comparisons of the profitability of our ongoing core operations before the impact of the excluded items. Adjusted EBITDA and Adjusted EBITDA margin also facilitate comparisons by us, analysts, investors, and others of results from our ongoing core operations before the impact of these items with results from other companies.
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

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Net income attributable to common stockholders	$84	$42	$42	99%	$168	$219	$(51)	(24%)
Interest expense, net	40	36	4	13%	123	106	17	17%
Provision for income taxes	34	24	10	43%	79	115	(36)	(31%)
Depreciation and amortization	36	33	3	6%	109	99	10	10%
EBITDA	194	135	59	43%	479	539	(60)	(11%)
Share-based compensation expense	8	6	2	26%	24	25	(1)	(6%)
Certain items	(4)	9	(13)	NM	39	11	28	NM
Adjusted EBITDA	$198	$150	$48	32%	$542	$575	$(33)	(6%)
Adjusted EBITDA Margin	23.8%	20.3%	3.5 pts		22.6%	24.3%	(1.7 pts)
The table below details the components of Certain items for the periods presented.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
ILG integration	$—		$—		$—		$15
Welk acquisition and integration	—		5		18		13
Transaction and integration costs		—		5		18		28
Purchase accounting adjustments		—		3		1		6
Litigation charges		2		2		15		7
Restructuring charges		1		—		4		—
Impairment charges		—		—		2		4
Early redemption of senior secured notes	—		—		—		10
Gain on disposition of hotel, land and other	(1)		(1)		(2)		(8)
Foreign currency translation	(6)		5		—		1
Insurance proceeds	—		(1)		—		(3)
Change in indemnification asset	2		(6)		4		(30)
Change in estimates relating to pre-acquisition contingencies	(4)		—		(4)		—
Other	—		—		—		(4)
Gains and other income, net		(9)		(3)		(2)		(34)
Other		2		2		1		—
Total Certain items		$(4)		$9		$39		$11
During the second quarter of 2024, we discontinued classifying adjustments related to Welk purchase accounting as Purchase accounting adjustments. Commencing in the third quarter of 2024, ongoing costs associated with the continued integration of Welk are reflected in our operating results.

Segment Adjusted EBITDA

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Vacation Ownership	$231	$173	$58	33%	$624	$647	$(23)	(4%)
Exchange & Third-Party Management	23	30	(7)	(22%)	80	99	(19)	(19%)
Segment adjusted EBITDA	254	203	51	25%	704	746	(42)	(6%)
General and administrative	(62)	(57)	(5)	(8%)	(179)	(189)	10	6%
Other	6	4	2	40%	$17	$18	$(1)	(8%)
Adjusted EBITDA	$198	$150	$48	32%	$542	$575	$(33)	(6%)
The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Segment financial results	$205	$149	$56	37%	$531	$578	$(47)	(8%)
Depreciation and amortization	25	23	2	7%	75	69	6	8%
Share-based compensation expense	2	2	—	5%	6	6	—	(2%)
Certain items	(1)	(1)	—	NM	12	(6)	18	NM
Segment adjusted EBITDA	$231	$173	$58	33%	$624	$647	$(23)	(4%)
Segment Adjusted EBITDA Margin	30.1%	25.8%	4.3 pts		28.5%	30.1%	(1.6 pts)
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Purchase accounting adjustments		$—		$3		1		6
Litigation charges		2		2		15		8
Restructuring charges		1		—		1		—
Impairment charges		—		—		—		4
Gain on disposition of hotel, land and other	—		—		(1)		(7)
Insurance proceeds	—		(1)		—		(3)
Change in indemnification asset	—		(6)		—		(9)
Change in estimates relating to pre-acquisition contingencies	(4)		—		(4)		—
Other	—		—		—		(4)
Gains and other income, net		(4)		(7)		(5)		(23)
Other		—		1		—		(1)
Total Certain items		$(1)		$(1)		$12		$(6)

Exchange & Third-Party Management

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Segment financial results	$15	$23	$(8)	(33%)	$55	$75	$(20)	(26%)
Depreciation and amortization	7	7	—	(8%)	21	23	(2)	(9%)
Share-based compensation expense	1	—	1	6%	2	1	1	(7%)
Certain items	—	—	—	NM	2	—	2	NM
Segment adjusted EBITDA	$23	$30	$(7)	(22%)	$80	$99	$(19)	(19%)
Segment Adjusted EBITDA Margin	43.1%	49.8%	(6.7 pts)		46.5%	52.5%	(6.0 pts)
The table below details the components of Certain items for Exchange and Third-Party Management segment financial results.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restructuring charges	$1	$—	$1	$—
Impairment charges	—	—	2	—
Gain on disposition of hotel, land and other	(1)	(1)	(1)	(1)
Other	—	1	—	1
Total Certain items	$—	$—	$2	$—
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information about our segments.

Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Sale of vacation ownership products	$387	$319	$1,048	$1,085
Resort management and other services	152	143	457	425
Rental	140	128	430	404
Financing	87	81	255	239
Cost reimbursements	484	455	1,268	1,182
TOTAL REVENUES	1,250	1,126	3,458	3,335
EXPENSES
Cost of vacation ownership products	54	50	145	174
Marketing and sales	228	202	677	618
Resort management and other services	72	69	216	202
Rental	120	122	343	354
Financing	37	30	106	81
Depreciation and amortization	25	23	75	69
Litigation charges	2	2	15	8
Restructuring	1	—	1	—
Royalty fee	28	30	85	88
Impairment	—	—	—	4
Cost reimbursements	484	455	1,268	1,182
TOTAL EXPENSES	1,051	983	2,931	2,780
Gains and other income, net	4	7	5	23
Other	2	(1)	(1)	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$205	$149	$531	$578

Sale of Vacation Ownership Products
Third Quarter and First Three Quarters

	Three Months Ended						Nine Months Ended
($ in millions)	September 30, 2024	% of Consolidated Contract Sales, Net of Resales	September 30, 2023	% of Consolidated Contract Sales, Net of Resales	Change 2024 vs. 2023		September 30, 2024	% of Consolidated Contract Sales, Net of Resales	September 30, 2023	% of Consolidated Contract Sales, Net of Resales	Change 2024 vs. 2023
Consolidated contract sales	$459		$438		$21	5%	$1,336		$1,325		$11	1%
Joint venture contract sales	4		5		(1)	(22%)	12		24		(12)	(50%)
Total contract sales	463		443		20	4%	1,348		1,349		(1)	—%
Less: Resales contract sales	(8)		(11)		3		(29)		(32)		3
Less: Joint venture contract sales	(4)		(5)		1		(12)		(24)		12
Consolidated contract sales, net of resales	451		427		24	5%	1,307		1,293		14	1%
Plus:
Settlement revenue	9	2%	12	3%	(3)		27	2%	29	2%	(2)
Resales revenue	5	1%	6	1%	(1)		16	1%	18	1%	(2)
Revenue recognition adjustments:
Reportability	4	1%	—	—%	4		(4)	—%	5	—%	(9)
Sales reserve	(54)	(12%)	(102)	(24%)	48		(222)	(17%)	(185)	(14%)	(37)
Other(1)	(28)	(6%)	(24)	(6%)	(4)		(76)	(6%)	(75)	(6%)	(1)
Sale of vacation ownership products	$387	86%	$319	74%	$68	22%	$1,048	80%	$1,085	84%	$(37)	(3%)

VPG	$3,888		$4,055		$(167)	(4%)	$3,910		$4,118		$(208)	(5%)
Tours	110,557		100,609		9,948	10%	318,888		300,245		18,643	6%
Financing propensity	59.5%		64.0%		(4.5 pts)		56.0%		58.2%		(2.2 pts)
Average FICO Score (2)	733		729				736		734
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.

Third Quarter and First Three Quarters
Contract sales increased during the third quarter and first three quarters of 2024 due to higher tours in each period compared to prior year periods of 10% and 6%, respectively, partially offset by lower VPGs of 4% and 5%, respectively. The decrease in VPG in both periods was due to a decline in first time buyer VPG and a larger percentage mix of international tours, which carry a lower VPG than domestic tours, partially offset by a slight increase in VPG from existing owners, and the ongoing impact from the lack of comparability of activity at our Maui sales centers given the wildfires. Excluding the $15 million increase at our Maui sales centers in the third quarter of 2024, contract sales and tours increased 2% and 6%, respectively. Excluding the $17 million decline at our Maui sales centers in the first three quarters of 2024, contract sales and tours increased 2% and 7%, respectively. We expect our full year 2024 contract sales will reflect lower VPG for the last quarter of 2024, partially offset by growth in first time buyer tours, which carry a lower VPG.
In the third quarter of 2023, we increased our vacation ownership notes receivable reserve to reflect then-current trends in delinquencies and default rates. We estimated the amount of the increase in our sales reserve primarily using a historical period of increased defaults. The $59 million additional reserves recorded in 2023 adjusted our future default rate estimate to reflect then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity. Subsequent to the third quarter of 2023, we increased our sales reserve rate to provide for higher expected cumulative losses on new originations.
We believe the cumulative impact of inflation on consumers and the related impact of higher than historical year-over-year increases in maintenance fees for 2023 and 2024 have continued to drive elevated delinquencies and defaults. As a result of the elevated delinquencies and defaults, during the second quarter of 2024, we increased our sales reserve by $70 million to reflect increases in expected cumulative loss rates for our vacation ownership notes receivable originated during 2021-2024. In estimating the increase in the sales reserve, we considered then-current macroeconomic conditions, including higher consumer debt levels, moderating inflation, continued high interest rates, uncertainty around timing and frequency of interest rate adjustments and continued mixed economic indicators. As expected, maintenance fee increases for our points based products for 2025, which were approved by the relevant property owners’ association, returned to normal, however, consistent with the 2024 third quarter, we plan to continue to assume an increased sales reserve for new originations until we have sufficient evidence of improvement in delinquency and default rates.

Development Profit
Third Quarter

	Three Months Ended
($ in millions)	September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	Change 2024 vs. 2023
Sale of vacation ownership products	$387		$319		$68	22%
Cost of vacation ownership products	(54)	(14%)	(50)	(16%)	(4)	(8%)
Marketing and sales	(228)	(59%)	(202)	(64%)	(26)	(13%)
Development profit	$105		$67		$38	60%
Development profit margin	27.2%		20.7%		6.5 pts
The increase in Development profit reflects higher sales of vacation ownership products ($59 million from the higher sales reserve recorded in the prior year), partially offset by higher marketing and sales costs, including $8 million of higher preview costs associated with higher tour volumes and higher cost of vacation ownership products ($10 million associated with the prior year sales reserve).
We expect our full year 2024 Development profit margin to decline due to increased marketing and sales expense, the $57 million net impact of the additional sales reserve recorded in the second quarter, and our higher sales reserve rate applied to new originations as discussed above.
First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	Change 2024 vs. 2023
Sale of vacation ownership products	$1,048		$1,085		$(37)	(3%)
Cost of vacation ownership products	(145)	(14%)	(174)	(16%)	29	17%
Marketing and sales	(677)	(65%)	(618)	(57%)	(59)	(10%)
Development profit	$226		$293		$(67)	(23%)
Development profit margin	21.6%		27.0%		(5.4 pts)
The decrease in Development profit reflects lower sales of vacation ownership products and higher marketing and sales costs, including $22 million of higher preview costs associated with higher tour volumes, partially offset by $24 million from the sale of lower average cost inventory and $7 million of more favorable product cost true-up activity.
Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Management fee revenues	$52	$44	$8	15%	$155	$134	$21	15%
Ancillary revenues	66	62	4	6%	203	193	10	5%
Other management and exchange revenues	34	37	(3)	(4%)	99	98	1	2%
Resort management and other services revenues	152	143	9	6%	457	425	32	7%
Resort management and other services expenses	(72)	(69)	(3)	(6%)	(216)	(202)	(14)	(7%)
Resort management and other services profit	$80	$74	$6	7%	$241	$223	$18	8%
Resort management and other services profit margin	52.1%	52.0%	0.1 pts		52.6%	52.5%	0.1 pts
Resort occupancy (1)	89.1%	86.1%	3.0 pts		89.8%	87.9%	1.9 pts

(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.

Rental Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Rental revenues	$140	$128	$12	9%	$430	$404	$26	6%
Rental expenses	(120)	(122)	2	2%	(343)	(354)	11	3%
Rental profit	$20	$6	$14	NM	$87	$50	$37	NM
Rental profit margin	14.7%	5.1%	9.6 pts		20.3%	12.3%	8.0 pts

Transient keys rented(1)	554,201	509,057	45,144	9%	1,672,875	1,605,926	66,949	4%
Average transient rate	$239	$256	$(17)	(7%)	$256	$269	$(13)	(5%)
Rental occupancy(2)	71.4%	64.3%	7.1 pts		72.8%	68.5%	4.3 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Third Quarter
Rental profit, excluding profit from owned hotels, increased due to:
•$8 million of higher plus points revenue; and
•an $8 million increase in costs allocated to marketing and sales expense for occupancy used for previews.
These changes were partially offset by:
•$3 million of increased costs associated with higher owner utilization of third-party vacation and other offerings; and
•$2 million of higher unsold maintenance fees associated with developer-owned inventory.
Rental profit for our owned hotels remained in-line with the third quarter of 2023.
First Three Quarters
Rental profit, excluding profit from owned hotels, increased due to:
•$31 million of higher plus points revenue; and
•a $22 million increase in costs allocated to marketing and sales expense for occupancy used for previews.
These changes were partially offset by:
•$9 million of increased costs associated with higher owner utilization of third-party vacation and other offerings; and
•$7 million of decreased profit due to a lower average transient rate on higher keys rented and higher tidy and variable costs.
Rental profit for our owned hotels remained in-line with the first three quarters of 2023.

Financing Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Financing revenues	$87	$81	$6	6%	255	239	16	7%
Financing expenses	(12)	(11)	(1)	(8%)	(29)	(26)	(3)	(13%)
Consumer financing interest expense	(25)	(19)	(6)	(32%)	(77)	(55)	(22)	(39%)
Financing profit	$50	$51	$(1)	(4%)	$149	$158	$(9)	(6%)
Financing profit margin	57.9%	63.7%	(5.8 pts)		58.4%	66.2%	(7.8 pts)
Financing propensity	59.5%	64.0%	(4.5 pts)		56.0%	58.2%	(2.2 pts)
Third Quarter and First Three Quarters
Financing revenues reflect higher interest income as a result of a higher average notes receivable balances and a slightly higher average interest rate for the three and nine months ended September 30, 2024. The higher average notes receivable balances resulted from new loan originations in excess of the repayment of existing vacation ownership notes receivable, which we expect to continue for the remainder of 2024.
The increase in consumer financing interest expense is attributable to the higher average securitized debt at a higher average interest rate for our more recent term securitization transactions.
We expect our average interest rate to continue to increase as the current interest rate environment for new securitization transactions is above the average interest rate on our existing securitized debt. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; as a result, we expect our financing profit margin to continue to decrease in 2024, as we repay existing securitization transactions with lower interest rates.
Litigation Charges

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Litigation charges	$2	$2	$—	NM	$15	$8	$7	NM
Third Quarter and First Three Quarters
Litigation charges during the third quarter of 2024 and 2023, as well as the first three quarters of 2024 and 2023, relate primarily to a land disposition in the U.S. and certain resorts in Europe.
Gains and Other Income

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Gains and other income, net	$4	$7	$(3)	NM	$5	$23	$(18)	NM
Third Quarter
During the third quarter of 2024, we recorded a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.
During the third quarter of 2023, we recorded a $6 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.
First Three Quarters
During the first three quarters of 2024, we recorded a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.
During the first three quarters of 2023, we recorded a $9 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, $7 million of gains on the disposition of excess real estate, a $4 million gain associated with the earn out of additional proceeds from the 2019 disposition of a land parcel in Cancun, Mexico, and $3 million related to the receipt of insurance proceeds.

Exchange & Third-Party Management

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Management and exchange	$44	$50	$141	$157
Rental	11	10	32	31
Cost reimbursements	1	4	6	12
TOTAL REVENUES	56	64	179	200
EXPENSES
Management and exchange	33	31	95	91
Depreciation and amortization	7	7	21	23
Restructuring	1	—	1	—
Impairment	—	—	2	—
Cost reimbursements	1	4	6	12
TOTAL EXPENSES	42	42	125	126
Gains and other income, net	1	1	1	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15	$23	$55	$75
Management and Exchange Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Management and exchange revenue	$44	$50	$(6)	(14%)	$141	$157	$(16)	(10%)
Management and exchange expense	(33)	(31)	(2)	(2%)	(95)	(91)	(4)	(3%)
Management and exchange profit	$11	$19	$(8)	(38%)	$46	$66	$(20)	(29%)
Management and exchange profit margin	28.0%	38.9%	(10.9 pts)		33.4%	42.3%	(8.9 pts)
Third Quarter
Interval International management and exchange revenues declined $3 million or 8% primarily attributed to 7% lower exchange transaction volume, partially offset by a 4% increase in average exchange fees. The decrease in management and exchange revenue reflects a $3 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy, and a lower average daily rate in the Hawaii market due to changes in demand. The decrease in management and exchange profit was primarily attributed to lower revenues and higher information technology expenses.
First Three Quarters
Interval International management and exchange revenues declined $7 million or 6% primarily attributed to 7% lower exchange transaction volume, partially offset by a 4% increase in average exchange fees. The decrease in management and exchange revenue reflects a $9 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy, and a lower average daily rate in the Hawaii market due to changes in demand. The decrease in management and exchange profit was primarily attributed to lower revenues and higher information technology expenses.
Rental Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Rental revenues	$11	$10	$1	7%	$32	$31	$1	3%
Third Quarter and First Three Quarters
Results reflect a 3% and 6% increase in average fees per transaction, partially offset by an 8% and 7% decrease in transaction volume, for the third quarter and first three quarters of 2024, respectively.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Resort management and other services	$11	$12	$35	$29
Cost reimbursements	(12)	(16)	(32)	(31)
TOTAL REVENUES	(1)	(4)	3	(2)
EXPENSES
Resort management and other services	18	15	47	39
Rental	(7)	(3)	(12)	(10)
General and administrative	62	57	179	189
Depreciation and amortization	4	3	13	7
Litigation charges	—	—	—	(1)
Restructuring	(1)	—	2	—
Cost reimbursements	(12)	(16)	(32)	(31)
TOTAL EXPENSES	64	56	197	193
Gains (losses) and other income (expense), net	4	(5)	(4)	10
Interest expense, net	(40)	(36)	(123)	(106)
Transaction and integration costs	—	(5)	(18)	(28)
Other	(1)	—	—	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(102)	(106)	(339)	(319)
Provision for income taxes	(34)	(24)	(79)	(115)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(136)	$(130)	$(418)	$(434)
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of individual Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Resort management and other services	$11	$12	$35	$29
Cost reimbursements	(12)	(16)	(32)	(31)
TOTAL REVENUES	(1)	(4)	3	(2)
EXPENSES
Resort management and other services	18	15	47	39
Rental	(7)	(3)	(12)	(10)
Cost reimbursements	(12)	(16)	(32)	(31)
TOTAL EXPENSES	(1)	(4)	3	(2)
Interest expense, net	—	—	1	1
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	—	—	1	1
Provision for income taxes	—	(1)	(1)	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$(1)	$—	$—

General and Administrative

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
General and administrative	$62	$57	$5	8%	$179	$189	$(10)	(6%)
Third Quarter
General and administrative expenses for the third quarter of 2024 increased primarily due to $14 million of higher variable compensation expense and $3 million of higher insurance, partially offset by $11 million of lower information technology costs.
First Three Quarters
The decrease in General and administrative expenses for the first three quarters of 2024 is primarily due to $18 million lower information technology costs and $5 million of lower consulting and compliance related expenses, partially offset by $15 million of higher variable compensation expense.
Gain (Losses) and Other Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Gains (losses) and other income (expense), net	$4	$(5)	$9	NM	$(4)	$10	$(14)	NM
Third Quarter
In the third quarter of 2024, we recorded $6 million of foreign currency translation gains.
In the third quarter of 2023, we recorded $5 million of foreign currency translation losses.
First Three Quarters
In the first three quarters of 2024, we recorded $4 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
In the first three quarters of 2023, we recorded a $21 million increase in our receivable from Marriott International for indemnified income tax matters (the true-up to the offsetting accrual is included in the Provision for income taxes line), partially offset by $10 million attributed to the redemption premium and write-off of unamortized debt issuance costs resulting from the early redemption of our senior secured notes.
Interest Expense

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Interest expense, net	$(40)	$(36)	$(4)	(13%)	$(123)	$(106)	$(17)	(17%)
Third Quarter and First Three Quarters
The increase in Interest expense, net is attributed to higher variable interest expense and changes in outstanding borrowings during the comparative periods.

Income Tax
2024 Third Quarter

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Provision for income taxes	$(34)	$(24)	$(10)	(43%)	$(79)	$(115)	$36	31%
Third Quarter
Our effective tax rate was 28.7% and 36.1% for the three months ended September 30, 2024 and September 30, 2023, respectively.
The effective tax rate for the three months ended September 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including an $11 million decrease related to changes in valuation allowances on certain deferred tax assets in non-U.S. jurisdictions and a $6 million decrease primarily attributable to the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by an $8 million increase to remove the permanent reinvestment assertion for our earnings in certain non-U.S. entities and an increase of $3 million for deferred non-U.S. withholding taxes.
The effective tax rate for the three months ended September 30, 2023 differed from the blended statutory tax rate for the same period due to losses in non-U.S. jurisdictions for which we do not realize tax benefits.
First Three Quarters
Our effective tax rate was 32.1% and 34.3% for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The effective tax rate for the nine months ended September 30, 2024 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including a $27 million decrease attributable to the expiration of statutes of limitation on certain unrecognized tax benefits (inclusive of interest and penalties) and an $8 million net decrease related to changes in valuation allowances in non-U.S. jurisdictions, partially offset by a $28 million increase to remove the permanent reinvestment assertion for our earnings in certain non-U.S. entities and a $3 million increase for deferred non-U.S. withholding taxes.
The effective tax rate for the nine months ended September 30, 2023 differed from the blended statutory tax rate for the same period due to income tax adjustments for discrete items, including an $18 million increase to pre-acquisition reserves for unrecognized tax benefits.
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
At September 30, 2024, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.9, above our targeted range of 2.5 to 3.0, and we remain focused on reducing this ratio by the end of 2025.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2024, and as of September 30, 2024, we had 15 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $9.8 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During the second quarter of 2024, we amended certain agreements associated with our Warehouse Credit Facility, which extended the revolving period from May 31, 2025 to June 11, 2026. At September 30, 2024, we had no borrowings outstanding under our Warehouse Credit Facility.
As of September 30, 2024, $70 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At September 30, 2024, $75 million of borrowings and $20 million of letters of credit were outstanding under our Revolving Corporate Credit Facility.
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
Timing of Estimated Tax Payments
The Internal Revenue Service provided for the deferral of federal income tax payments as tax relief for businesses in parts of Florida affected by the hurricanes that occurred during the third and fourth quarters of 2024. This relief allows us to delay making certain estimated tax payments, without interest or penalty. As a result, we expect to defer $28 million of payments from 2024 to the second quarter of 2025. Similarly, in the prior year, $32 million of estimated tax payments from the third and fourth quarters of 2023 were deferred to the first quarter 2024 related to hurricanes that occurred in 2023.
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023
Inventory spending	$(159)	$(56)
Purchase of property for future transfer to inventory	—	(27)
Inventory costs	107	137
Inventory spending (in excess of) less than cost of sales	$(52)	$54
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
Our spending for real estate inventory in the first three quarters of 2024 was higher than cost of sales due to our acquisition of vacation ownership units in Waikiki and purchases under our VOI repurchase programs. Refer to Footnote 3 “Acquisitions” for information about acquisitions that occurred during the first three quarters of 2024. Purchases of property for future transfer to inventory in 2023 included the acquisition of property in Charleston, South Carolina and Savannah, Georgia. We expect inventory spending to continue to exceed cost of sales for the remainder of 2024.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023
Vacation ownership notes receivable collections — non-securitized	$67	$119
Vacation ownership notes receivable collections — securitized	403	342
Vacation ownership notes receivable originations	(738)	(749)
Vacation ownership notes receivable collections less than originations	$(268)	$(288)
We expect vacation ownership notes receivable originations to continue to outpace vacation ownership notes receivable collections in the remainder of 2024.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the first three quarters of 2024	530,377	45	$85.45
As of September 30, 2024	25,671,450	$2,450	$95.44
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of common stock during the first three quarters of 2024 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 7, 2023	December 21, 2023	January 4, 2024	$0.76
February 15, 2024	February 29, 2024	March 14, 2024	$0.76
May 9, 2024	May 23, 2024	June 6, 2024	$0.76
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

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of September 30, 2024:

		Payments Due by Period
($ in millions)	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Debt(1)(2)	$3,393	$31	$118	$687	$760	$425	$1,372
Securitized debt(1)(3)	2,927	77	288	280	277	270	1,735
Purchase obligations(4)	497	50	154	139	134	15	5
Operating lease obligations(5)	121	6	24	22	16	12	41
Finance lease obligations(5)	538	5	18	15	13	13	474
Other long-term obligations	10	6	2	1	1	—	—
	$7,486	$175	$604	$1,144	$1,201	$735	$3,627
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
The following tables present consolidating financial information as of September 30, 2024 and December 31, 2023, and for the nine months ended September 30, 2024 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.

Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$834	$1,990	$848	$(32)	$3,640
Expenses	(32)	(962)	(1,829)	(603)	33	(3,393)
Benefit from (provision for) income taxes	10	39	(13)	(115)	—	(79)
Equity in net income (loss) of subsidiaries	190	346	—	—	(536)	—
Net income (loss)	168	257	148	130	(535)	168
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$168	$257	$148	$130	$(535)	$168
Condensed Consolidating Balance Sheet

	As of September 30, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$1	$20	$53	$123	$—	$197
Restricted cash	—	25	72	253	—	350
Accounts and contracts receivable, net	14	169	57	93	7	340
Vacation ownership notes receivable, net	—	124	187	2,076	—	2,387
Inventory	—	297	361	111	—	769
Property and equipment, net	—	277	648	240	—	1,165
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	778	29	—	807
Investments in subsidiaries	3,450	3,737	—	—	(7,187)	—
Other	146	196	220	124	(78)	608
Total assets	$3,611	$4,845	$5,493	$3,049	$(7,258)	$9,740

Accounts payable	$47	$48	$74	$74	$—	$243
Advance deposits	—	68	83	16	—	167
Accrued liabilities	9	100	152	117	6	384
Deferred revenue	—	14	167	176	(7)	350
Payroll and benefits liability	—	108	67	28	—	203
Deferred compensation liability	—	140	47	4	—	191
Securitized debt, net	—	—	—	2,276	(28)	2,248
Debt, net	1,136	1,722	179	1	—	3,038
Other	—	2	107	16	—	125
Deferred taxes	—	129	238	47	(42)	372
MVW stockholders' equity	2,419	2,514	4,379	294	(7,187)	2,419
Noncontrolling interests	—	—	—	—	—	—
Total liabilities and equity	$3,611	$4,845	$5,493	$3,049	$(7,258)	$9,740

	As of December 31, 2023
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$—	$20	$96	$132	$—	$248
Restricted cash	—	25	153	148	—	326
Accounts and contracts receivable, net	30	106	142	120	(13)	385
Vacation ownership notes receivable, net	—	121	176	2,046	—	2,343
Inventory	—	186	336	112	—	634
Property and equipment, net	—	265	736	259	—	1,260
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	822	32	—	854
Investments in subsidiaries	3,421	3,943	—	—	(7,364)	—
Other	122	126	279	118	(132)	513
Total assets	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680

Accounts payable	$55	$30	$196	$81	$—	$362
Advance deposits	—	65	83	16	—	164
Accrued liabilities	5	95	137	113	(7)	343
Deferred revenue	—	7	169	213	(7)	382
Payroll and benefits liability	—	91	86	28	—	205
Deferred compensation liability	—	126	39	3	—	168
Securitized debt, net	—	—	—	2,121	(25)	2,096
Debt, net	1,131	1,736	177	5	—	3,049
Other	—	2	229	18	—	249
Deferred taxes	—	124	242	19	(105)	280
MVW stockholders' equity	2,382	2,516	4,499	350	(7,365)	2,382
Total liabilities and equity	$3,573	$4,792	$5,857	$2,967	$(7,509)	$9,680
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
We manage the interest rate risk on our corporate debt through the use of fixed-rate debt and may also use interest rate hedges to fix a portion of our variable-rate debt. At September 30, 2024, the interest rate applicable to 70% (approximately $2.0 billion) of our corporate debt, excluding finance leases, was fixed and the interest rate applicable to the remaining 30% (approximately $873 million) was variable. Assuming we had no outstanding balance under our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at September 30, 2024 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of September 30, 2024 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2024	2025	2026	2027	2028	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.9%	$24	$71	$53	$49	$43	$242	$482	$485
Vacation ownership notes receivable — securitized	13.4%	$40	$166	$173	$177	$176	$1,173	$1,905	$1,968
Contracts receivable for financed VOI sales, net	12.5%	$1	$4	$4	$4	$4	$34	$51	$51
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.7%	$(50)	$(189)	$(197)	$(202)	$(203)	$(1,435)	$(2,276)	$(2,280)
Term Loan(1)	7.1%	$(2)	$(8)	$(8)	$(8)	$(8)	$(764)	$(798)	$(797)
Revolving Corporate Credit Facility	7.1%	$—	$—	$—	$(75)	$—	$—	$(75)	$(75)
Senior notes
2028 Notes	4.8%	$—	$—	$—	$—	$(350)	$—	$(350)	$(336)
2029 Notes	4.5%	$—	$—	$—	$—	$—	$(500)	$(500)	$(471)
2026 Convertible Notes	0.0%	$—	$—	$(575)	$—	$—	$—	$(575)	$(521)
2027 Convertible Notes	3.3%	$—	$—	$—	$(575)	$—	$—	$(575)	$(535)
(1)During the second quarter of 2024, we amended the Corporate Credit Facility to provide for the New Term Loan, which is scheduled to mature on April 1, 2031. The proceeds from the New Term Loan were used to refinance in full the Term Loan, which had a balance of $784 million as of March 31, 2024, and was scheduled to mature on August 31, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2024 – July 31, 2024	—	$—	—	$402,307,195
August 1, 2024 – August 31, 2024	60,000	$72.18	60,000	$397,976,631
September 1, 2024 – September 30, 2024	60,000	$73.22	60,000	$393,583,263
Total	120,000	$72.70	120,000	$393,583,263
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

Item 5.    Other Information
(c) Trading Plans
During the quarter ended September 30, 2024, certain of our directors and Section 16 officers adopted or terminated Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) for the sale of shares of our common stock as follows:

			Plans		Number of Securities to be Sold	Latest Expiration(3)
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)
James H Hunter, IV	Adoption	9/13/2024	X	—	4,034(4)(5)	2/28/2025
Executive Vice President, General Counsel and Secretary

John E. Geller, Jr.	Adoption	9/19/2024	X	—	9,076 (4)(5)	3/03/2025
Director and President and Chief Executive Officer
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Plans expire at close of trading on the dates presented or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).
(4)Securities to be sold under the plan represent shares to be acquired upon the exercise of stock options.
(5)The exercise of stock options is subject to a stock price condition, which provides that sales will only occur if the Company’s stock price meets a certain minimum price.
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Supplemental Indenture, dated December 31, 2019, by and among Marriott Ownership Resorts, Inc., MVW Vacations, LLC and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.12	3/2/2020
4.4	Second Supplemental Indenture, dated February 26, 2020, by and among Marriott Ownership Resorts, Inc., MVW Services Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee		10-K	4.13	3/2/2020
4.5	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.6	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.7	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.8	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.7 above)		8-K	4.1	2/3/2021
4.9	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.10	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	6/22/2021
4.11	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.12	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.11 above)		8-K	4.2	12/8/2022
4.13	Description of Registered Securities		10-K	4.16	3/2/2020
10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-K	10.25	2/27/2024
10.2	Incremental Facility Amendment and Amendment No. 3, dated as of April 1, 2024, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	4/2/2024
10.3	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**		10-Q	10.3	5/7/2024
10.4	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**		10-Q	10.4	5/7/2024
10.5	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan**		10-Q	10.5	5/7/2024
10.6	Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan		10-Q	10.6	8/2/2024
10.7
Amended and Restated License, Services and Development Agreement between Marriott International, Inc. and Marriott Worldwide Corporation and Marriott Vacations Worldwide Corporation for Marriott Vacation Club, Sheraton Vacation Club, Westin Vacation Club, Grand Residences by Marriott, The Specified Fractional Projects and the Licensed Unbranded Projects executed on September 20, 2024 and effective as of January 1, 2024
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies to the SEC of any omitted schedule upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	November 7, 2024	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer