Form 10-K
period 2024-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2025-02-28
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2024, was $3,020,049,083. There were 34,910,573 shares of common stock outstanding as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Additionally, throughout this Annual Report, we refer to brands that we own, as well as those brands that we license, as our brands. All brand names, trademarks, trade names, and service marks cited in this Annual Report are the property of their respective owners, including those of other companies and organizations. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report may appear without the ® or TM symbols, however, such references are not intended to indicate in any way that MVW or the owner, as applicable, will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.
Brand names, trademarks, trade names, and service marks that we own or license from Marriott International, Inc. or its affiliates (“Marriott International”) include Marriott Vacation Club®, Marriott Vacation Club Destinations®, Abound by Marriott VacationsTM, The Marriott Vacation ClubsTM, Marriott Grand Residence Club®, Grand Residences by Marriott®, The Ritz-Carlton Club®, Westin®, Sheraton®, and (to a limited extent) St. Regis® and The Luxury Collection®. Marriott International’s affiliates include Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) and The Ritz-Carlton Hotel Company, L.L.C. (“The Ritz-Carlton Hotel Company”). We use the term “Marriott Vacation Ownership” to refer to our Marriott-, Sheraton-, and Westin-branded businesses, and we also refer to Marriott International’s Marriott Bonvoy® customer loyalty program as “Marriott Bonvoy.”
Brand names, trademarks, trade names, and service marks that we own or license from a subsidiary of Hyatt Hotels Corporation (“Hyatt”) include Hyatt Vacation Ownership and Hyatt Vacation Club®. The Hyatt Vacation Ownership business refers to our group of businesses using the Hyatt® brand in the vacation ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt. We use the term “Hyatt Vacation Ownership” to refer to our Hyatt-branded business, and we also refer to Hyatt’s World of Hyatt® customer loyalty program as “World of Hyatt.”
On April 1, 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brand that we acquired from Welk as “Legacy-Welk.” During 2023, we rebranded all Legacy-Welk resorts as Hyatt Vacation Club resorts.
In 2018, we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to the business and brands that we acquired in the ILG Acquisition as “Legacy-ILG.” We refer to the business we conducted prior to the ILG Acquisition and the associated brands as “Legacy-MVW.” The businesses acquired from ILG that we currently operate as part of our Vacation Ownership business include Vistana Signature Experiences® (“Vistana”), which includes vacation ownership products branded as Sheraton or Westin, and Hyatt Vacation Ownership. The businesses acquired from ILG that we currently operate as part of our Exchange & Third-Party Management business include Interval International® and Aqua-Aston Hospitality® (“Aqua-Aston”). As part of the ILG Acquisition, we also acquired the Vacation Resorts International and Trading Places International businesses (together, the “VRI Americas” business). We disposed of VRI Americas during the second quarter of 2022, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale.
By referring to our corporate website, www.marriottvacationsworldwide.com, or any other website, we do not incorporate any such website or its contents in this Annual Report.
We have reclassified certain prior year amounts to conform with our current year presentation.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
We make forward-looking statements throughout this Annual Report, including in, among others, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations and growth opportunities, revenues, financial condition, leverage, liquidity, returns on investments, margins and related financing, development and rental profits; dividend payments; business strategies, such as our expectations regarding our use of new marketing channels, including digital and social media marketing and our ability to leverage call transfers, loyalty programs and other marketing channels; financing plans; our competitive position; our plans to pursue growth opportunities; our expectations regarding average consumer financing interest rates ; our expectation that general and administrative expenses will continue to increase; our expectations regarding the activities, costs and benefits of our Strategic Business Operations office including revenue growth, operational efficiencies and plans for investments; our ability to reduce our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding inventory spending in 2025 and the impact of inventory repurchases; our expectations regarding proceeds from subleasing our legacy headquarters; indemnification; taxes; customer satisfaction and our ability to leverage it; our ability to securitize consumer loans; expectations related to sales reserves, delinquencies and default rates; and the pace of originations of vacation ownership notes receivable compared to collections. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: a future health crisis and responses to a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technology; the ability to use artificial intelligence (“AI”) technologies successfully and potential business, compliance, or reputational risks associated with the use of AI technologies; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui and Los Angeles area wildfires; delinquency and default rates; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Gaza and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained in this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. You should not put undue reliance on any forward-looking statements in this Annual Report.
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

PART I
Item 1.        Business
Overview
We are a leading global vacation company that offers vacation ownership, exchange, rental and resort and property management, along with related businesses, products and services. As the first major hospitality-branded vacation ownership company, Marriott Vacations Worldwide helped establish the industry and was the first major pure-play independent, public company in the field. Today we are more than a vacation ownership company; we are about vacation experiences.
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
Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.

	2024
($ in millions)	Segment Revenue	% of Segment Revenue
Vacation Ownership	$4,730	95%
Exchange & Third-Party Management	231	5%
Total Segment Revenue	$4,961	100%
The Vacation Ownership Industry
The vacation ownership industry (also known as the timeshare industry) enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest” or a “VOI”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways, including a deeded real estate interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). Typically, vacation ownership accommodations are, on average, more than twice the size of traditional hotel rooms and have more features, such as kitchens and separate living areas, than traditional hotel rooms. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns, and because they are interested in buying a lifetime of vacations.
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
Typically, developers sell VOIs for a fixed purchase price that is paid in full at closing or financed with a loan. Although certain financial institutions participate in the securitization or hypothecation of portfolios of timeshare receivables, financial institutions typically do not finance the purchase of individual timeshare interests. As a result, a majority of the sales price is often financed by the developer through a note receivable. The note receivable is usually a recourse note secured by the VOI. It is common business practice for developers to repossess timeshare interests upon buyer default.

After the initial purchase, most vacation ownership programs require the owner of the VOI to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as housekeeping, landscaping, taxes, insurance, and resort labor, a property management fee payable to the management company for providing management services, and an assessment to fund a capital asset reserve account used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. By locking in their purchase price, vacation ownership purchasers avoid most of the volatility in room rates to which traditional lodging customers are subject because only annual maintenance fees and club dues are subject to inflation.
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
To enhance the flexibility and appeal of their products, many vacation ownership developers affiliate their projects with vacation ownership exchange service providers so that owners may exchange their rights to use the developer’s resorts in which they have purchased an interest for accommodations at other resorts in the exchange service provider’s broader network of properties. The two leading exchange service providers are our subsidiary Interval International, and RCI, LLC (“RCI”), a subsidiary of Travel + Leisure Co.
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2023, the U.S. vacation ownership community was comprised of over 1,500 resorts, representing more than 200,000 units. According to ARDA, sales in the U.S. market were approximately $10.6 billion in 2023. We believe there is considerable potential for further growth in the industry both in the U.S. and globally.
License Agreements and Intellectual Property
We have a long-term license agreement with Marriott International that expires in 2095, subject to renewal, under which we are granted the exclusive right, for the term of the license agreement, to use certain Marriott, Sheraton, and Westin marks and intellectual property in our vacation ownership business and to use the Grand Residences by Marriott marks and intellectual property in our residential real estate business. Under the license agreement, we also have the right to use the St. Regis brand for specified fractional ownership products. We also have a long-term license agreement with The Ritz-Carlton Hotel Company, a subsidiary of Marriott International, under which we are granted the exclusive right, for the term of the license agreement, to use certain Ritz-Carlton marks and intellectual property in our vacation ownership business and the nonexclusive right to use certain Ritz-Carlton marks and intellectual property in our residential real estate business.
We have a long-term license agreement with Hyatt that expires in 2093, subject to renewal, under which we are granted the exclusive right, for the term of the license agreement, to use certain Hyatt marks and intellectual property in connection with our Hyatt Vacation Ownership business.
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
We also plan to grow our recurring revenues, which tend to be less capital intensive than sales of VOIs. Our recurring revenues include management of resorts and owners’ associations, financing revenues, and membership, club and other revenues in both our Vacation Ownership and Exchange & Third-Party Management segments. These revenues generally grow as we add new resorts and are more predictable and, in the case of management and exchange revenues, contractual agreements that typically span many years and often renew automatically. Financing revenues are generally relatively stable as the majority of these revenues generated in any given year come from prior year note originations.
We seek to evolve and expand our core product offerings, as demonstrated by the launch of the Marriott Vacation Club Destinations points product in 2010 and Abound by Marriott Vacations program in 2022, and through the integration of the Legacy-Welk and Hyatt businesses in 2023 and 2024. Additionally, we intend to drive revenue growth in part by targeting a wider array of vacationers through new membership programs and products in adjacent market spaces.
Maximize cash flow by selectively pursuing capital efficient vacation ownership deal structures and business models
Through the use of our points-based products, we are able to more closely align inventory investment with sales pace, thereby generating strong cash flows over time. Limiting the amount of completed inventory on hand and pursuing capital efficient vacation ownership inventory arrangements enable us to reduce the maintenance fees that we pay on unsold inventory and improve returns on invested capital and liquidity. In addition, we reacquire previously sold VOIs at lower costs than would be required to develop new inventory, which increases margins on our sales of VOIs. Our business model is designed to deliver steady, consistent cash flow, which is driven in part by our “asset-light” capital efficient framework as we expect to maintain an attractive leverage profile. We believe our access to capital markets and credit facilities will enable us to maintain a level of liquidity that provides financial flexibility, giving us the ability to pursue strategic growth opportunities, withstand potential future economic downturns, optimize our cost of capital, and pursue strategies for returning excess capital to stockholders.
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

From our earliest days, we have sought to create a culture that emphasizes warm and welcoming customer service and authentic care for our associates. We believe these characteristics give meaning to our vision of helping our customers and associates live their lives to the fullest. Our core belief is that developing and retaining top talent will foster an innovative culture and strengthen our leadership pipeline, while enabling business growth. We believe our caring culture unites our associates across a wide range of backgrounds, geographies and experiences and make us “Better Together,” allowing us to grow and prosper over the years.
Selectively pursue compelling new business opportunities
We are positioned to explore new business opportunities, such as acquisitions of existing vacation ownership and related businesses, the continued enhancement of our exchange programs, new management affiliations, and the creation of new innovative travel-related products that are complementary to our core vacation ownership and exchange company offerings. We intend to selectively pursue these types of opportunities, focusing on those opportunities that drive recurring revenue and profit streams. Prior to entering into any new business opportunity, we will evaluate its strategic fit and assess whether it is complementary to our current business, has strong expected financial returns and complements our existing culture and competencies.
Competitive Strengths
A leading global vacation ownership and exchange company
We are one of the world’s largest vacation ownership companies, based on number of owners, members, and resorts and revenues. Since becoming a standalone public company in 2011, our vacation ownership business has grown substantially, from 64 vacation ownership resorts and approximately 420,000 owners to approximately 120 vacation ownership resorts and approximately 700,000 owner families as of December 31, 2024. Our exchange network and membership programs are comprised of more than 3,200 affiliated resorts and over 1.5 million members, and we also provide management services to 24 other resorts and lodging properties, as of the end of 2024. We believe our scale and global reach, coupled with our renowned brands and development, marketing, sales, exchange and management expertise, help us achieve operational efficiencies and support future growth opportunities. Our size allows us to provide owners, members, and guests with the flexibility of a wide variety of experiences within our high-quality resort portfolio, coupled with the ease and certainty of working with a single trusted provider. We also believe our size helps us obtain favorable financing terms from lenders, achieve operational cost savings from our increased scale, and attract talented management and associates. In the exchange arena, Interval International’s high-quality membership program, the Interval Network, serves as the gateway to premium vacation experiences. Our Interval Network includes members and resorts from our Marriott, Westin, Sheraton and Hyatt products, as well as other high quality branded and independent resorts, that can attract developers and owners’ associations to affiliate with the network and provide exchange opportunities for their owners.
The breadth and depth of our operations enable us to offer a variety of products and to continue to evolve our products to address the changing needs and preferences of our existing and future customers. For example, the wide range of vacation experiences we offer includes not only traditional resort experiences but also urban experiences at The Marriott Vacation Clubs City Collection locations, which are unique properties that embrace the spirit and culture of their urban locations.
Premier global brands with access to expansive customer bases
We believe that each of our owned or licensed brands — from Marriott Vacation Club to Hyatt Vacation Club, from Interval International to Aqua-Aston, from Sheraton Vacation Club to Westin Vacation Club — is a highly respected and widely trusted leader in the travel and hospitality industry. We are creating distinct lanes for our brands to grow within. This careful segmentation is designed to allow each of our brands to reach its full potential, while also giving us diverse paths to growth. Each brand has a unique history and heritage that has enriched our Company immeasurably and that we are building upon to better serve our owners, members, and guests. Through the brands we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to members in the Marriott Bonvoy loyalty program, which includes nearly 228 million members as of December 31, 2024. Similarly, through our relationship with Hyatt, we benefit from access to members of Hyatt’s award-winning guest loyalty program, the World of Hyatt, which includes approximately 54 million members as of December 31, 2024. We believe our access to guests with an affinity for our brands aids with our marketing efforts and significantly enhances our ability to drive future sales, as we predominantly generate VOI sales through brand loyalty-affiliated sales channels. We expect to continue to leverage our exclusive call transfer arrangements, on-site marketing at Marriott and Hyatt branded hotels, and use of certain exclusive marketing rights to increase sales across all of our Marriott-affiliated and Hyatt-affiliated vacation ownership properties, respectively.

Loyal, highly satisfied customers
We have a large, highly satisfied customer base. Owner and member satisfaction is evidenced both by a high level of sales to existing owners (approximately 70% of VOI sales in 2024 were to existing owners), as well as positive historical survey responses, high levels of engagement that we see in the many customer and associate care stories shared on social media channels, and consistently higher than industry average current and historical resort occupancy for our Vacation Ownership segment. We believe that strong customer satisfaction and brand loyalty result in more frequent use of our products, increase in member retention, and encourage owners to purchase additional products and to recommend our products to friends and family, which in turn helps generate higher revenues.
Capital efficient business model providing strong cash flow and financial flexibility
We believe that our scale, recurring revenue fee streams and enhanced margin profile enables us to maintain flexibility for continued organic growth, strategic acquisitions, debt repayment, and return of capital to stockholders. Our total revenue excluding cost reimbursements derived from sources other than the sale of VOIs has increased and is expected to continue to increase. Our Exchange & Third-Party Management businesses also create opportunities to realize recurring higher-margin, fee-based revenue streams with modest required capital expenditures, which we believe will enhance our margins and cash flow generation over time.
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
Long-standing track record, experienced management and engaged associates
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first major hospitality company to introduce a lodging-branded vacation ownership product. The story of Marriott Vacations Worldwide is one of growth, driven by innovation and exceptional vitality. Since our early days, we have sought to create a culture that emphasizes authentic care for associates. Our seasoned management team is led by John E. Geller, Jr., who became our Chief Executive Officer at the beginning of 2023. Mr. Geller has served as our President since 2021, and served as our Chief Financial Officer from our spin-off from Marriott International in 2011 until 2021. William J. Shaw, the Chairman of our Board of Directors (the “Board”), is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International. Our eleven executive committee members as of December 31, 2024 have an average of approximately 21 years of total combined experience at Marriott Vacations Worldwide, our subsidiary companies, and Marriott International. We believe our management team’s extensive public company and vacation ownership and hospitality industry experience has enabled us to achieve solid operating results and will enable us to continue to respond quickly and effectively to changing market conditions and consumer trends. Our management team’s experience in the highly regulated vacation ownership industry also provides us with a competitive advantage in expanding existing product forms and developing new ones.
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
We use an external third-party service provider to regularly survey our associates for feedback. We use the results of our annual engagement surveys to improve the associate experience and to further develop a caring culture that contributes to the long tenure for both management and hourly associates averaging approximately 12 years and 6 years, respectively, on a global basis.

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
As of December 31, 2024, our Vacation Ownership segment had approximately 120 resorts and approximately 700,000 owner families. The Vacation Ownership segment represented 95% of our consolidated revenue for 2024.

($ in millions)	2024 Vacation Ownership Segment Revenues
Sale of vacation ownership products	$1,448
Resort management and other services	612
Rental	605
Financing	342
Cost reimbursements	1,723
TOTAL REVENUES	$4,730
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
Marriott Vacation Club is a collection of upper upscale vacation ownership resorts featuring timeshare villas and other accommodations throughout the U.S., Caribbean, Europe, Asia, and Australia. This brand is about vacations with a sense of place and belonging, providing owners and their families with the flexibility to enjoy a wide variety of vacation experiences characterized by the consistent high quality and warm hospitality for which the Marriott name is known. The Marriott Vacation Clubs City Collection, a brand extension of Marriott Vacation Club, offers properties in the heart of vibrant cities, such as San Francisco and New York City. Because of their urban locations, The Marriott Vacation Clubs City Collection properties typically offer limited on-site amenities and may include smaller guest rooms without separate living areas and kitchens.
Sheraton Vacation Club provides enriching and unexpected vacation experiences in fun family destinations like Florida, South Carolina, Hawaii, Arizona, and Colorado, with activities that emphasize building and strengthening relationships. This collection of vacation ownership resorts builds on an iconic legacy of trusted hospitality, and brings to life a warm, energetic haven for families to gather and nurture their most precious relationships by allowing owners and guests to relax, play, and experience what the world has to offer. Sheraton Vacation Club upper upscale vacation ownership resorts are part of the Vistana Signature Network (“VSN”).
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
The Ritz-Carlton Club is a collection of vacation ownership resorts that provide luxurious vacation experiences for members and their families commensurate with the legacy of The Ritz-Carlton brand. The Ritz-Carlton Club resorts include luxury villas and resort amenities that offer inspirational vacation lifestyles tailored to every member’s needs and expectations. On-site management and services are provided by The Ritz-Carlton Hotel Company.

The Ritz-Carlton Residences is a luxury tier whole ownership residence brand and includes whole ownership luxury residential condominiums co-located with The Ritz-Carlton Club resorts. On-site management and services are provided by The Ritz-Carlton Hotel Company.
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
In 2022, we launched Abound by Marriott Vacations, an owner benefit and exchange program which affiliates the Marriott Vacation Club-, Sheraton Vacation Club- and Westin Vacation Club- brands to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club branded VOIs can access resorts under the Marriott Vacation Club, Sheraton Vacation Club and

Westin Vacation Club brands using a common currency. The program also harmonizes fee structures and owner benefit levels and has allowed us to sell various products at our sales centers.
We offer our existing Marriott Vacation Club owners who hold weeks-based products the opportunity to participate, on a voluntary basis, in an exchange program through which many vacation experiences are offered. All existing owners, whether or not they elect to participate in the Abound by Marriott Vacations exchange program, retain their existing rights and privileges of vacation ownership. Owners who elect to participate in the exchange program receive the ability to trade their weeks-based VOI usage for vacation club points usage each year, typically subject to payment of an initial enrollment fee and annual club dues.
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
Sale of Vacation Ownership Products
Our principal source of revenue is the sale of VOIs. Our remaining sources of revenue either support the sale of VOIs (such as financing revenue) or are a result of the development and sale of VOIs (such as resort management and other services revenue).
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
Financing
We offer financing to qualified customers for the purchase of most types of our vacation ownership products. As a result, we earn interest income on loans that we provide to purchasers of our VOIs, as well as loan servicing and other fees.
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

Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our VOIs are currently marketed for sale throughout the United States and in 30 countries and territories around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2024, 91% of our vacation ownership contract sales originated in North America and 90% of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando and our network of third-party brokers in Latin America and Europe. We have over 90 global sales locations focused on the sale of VOIs. We utilize a number of marketing channels to attract qualified customers to our sales locations, including digital and social media marketing.
We solicit our existing owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Mexico City, Mexico. In 2024, approximately 70% of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our tour flow cost effectively as we seek to generate more first-time buyer tours through our strategy that emphasizes adding new sales locations and new marketing channels.
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
We believe consumers place a great deal of trust in our brands and the strength of these brands is important to our ability to attract qualified prospects in the marketplace. We maintain a presence on the www.marriott.com, www.ritzcarlton.com and www.hyatt.com websites. Our proprietary websites include www.marriottvacationsworldwide.com, www.marriottvacationclubs.com, www.ritzcarltonclub.com, www.theresidenceclub.com, www.grandresidenceclub.com and www.hyattvacationclub.com.
Inventory and Development Activities
We secure inventory by developing or acquiring inventory in strategic markets, reacquiring previously sold inventory in the secondary market, reacquiring inventory as a result of owner loan or maintenance fee defaults, or building additional phases at our existing resorts. We proactively buy back previously sold VOIs under our repurchase programs at lower costs than would be required to develop new inventory. Efficient use of our capital is also achieved through our points-based business model, which allows us to supply many sales locations with new inventory sourced from a small number of resort locations.
We intend to continue to selectively pursue growth opportunities in North America and Asia Pacific by targeting high-quality inventory that allows us to add desirable new destinations to our system with new on-site sales locations in ways that optimize the timing of our capital investments. These capital efficient vacation ownership transaction structures may include working with third parties to develop new inventory or to convert previously built units to be sold to us close to when we need such inventory to support growth in VOI sales.

Approximately 25% of our Vacation Ownership segment resorts are co-located with same-branded or affiliated hotel properties. Co-location can provide several advantages from development, operations, customer experience and marketing perspectives, including sharing amenities, infrastructure and staff, integration of services, and other cost efficiencies. The larger campus of an integrated vacation ownership and hotel resort often can afford our owners more varied and elaborate amenities than those that would generally be available at a stand-alone resort. Shared infrastructure can also reduce our overall development costs for our resorts on a per unit basis. Integration of services and sharing staff and other expenses can lower overhead and operating costs for our resorts. Our on-site access to hotel customers, including customer loyalty program members, who are visiting co-located hotels also provides us with a cost-effective marketing channel for our vacation ownership products.
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
The terms of our management agreements generally range from three to ten years and are generally subject to periodic renewal for one to five year terms. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. When our management agreement for a branded resort is not renewed or is terminated, the resort loses the ability to use our relevant brand and trademarks. The owners at such resorts also lose their ability to trade their vacation ownership usage rights for customer loyalty program points and to access other resorts and other vacation travel options through our internal exchange programs.
In certain locations, affiliates of Marriott International or other third parties manage the on-site operations for properties in our portfolio under separate management agreements with us. We provide owners’ association governance and vacation ownership program management services for these properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and the on-site manager typically split the management fees for these resorts.
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
For financing on the majority of our VOIs, we require a minimum down payment of 10% of the purchase price, although down payments and interest rates are typically higher for applicants with credit scores below certain levels and for purchasers who do not have credit scores, such as non-U.S. resident purchasers. Existing customers may apply any or all of their existing ownership interests as part of the down payment for additional VOIs (also referred to as an equity upgrade). Interest rates are fixed and a loan fully amortizes over the life of the loan. We do not impose any prepayment penalties.
In our vacation ownership business, in many of our markets, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s FICO score, which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. We use other information to determine minimum down payments and interest rates applicable to loans made to purchasers who do not have a credit score or who do not reside within the United States, such as regional historical default rates and currency fluctuation risk. The table below provides information related to loans originated by us for vacation ownership products, including any refinancing by purchasers who upgraded a prior purchase, during each of the last three fiscal years.

	Fiscal Years
	2024	2023	2022
Financing propensity	56%	58%	54%
Average loan amount	$30,400	$28,600	$28,100
Average interest rate	13.0%	13.1%	13.2%
Average term (years)	11	12	12
Average monthly mortgage payment	$492	$454	$508
Average FICO score(1)	737	735	734
% of purchasers with FICO over 700(1)	74%	72%	71%
% of purchasers with FICO over 650(1)	91%	89%	89%
% of purchasers with FICO over 600(1)	98%	97%	97%
(1)FICO scores of our customers who were U.S. citizens or residents who financed a vacation ownership purchase and for whom FICO scores were available.
In the event of a default, we generally have the right to foreclose on or revoke the defaulting owner’s VOI. We typically resell interests that we reacquire through foreclosure or revocation or place such interests into one of our points-based programs.

We securitize the majority of the consumer loans we originate in our vacation ownership business. Historically, we have sold these loans to institutional investors in the asset-backed securities (“ABS”) market on a non-recourse basis. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and a significant portion of the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single pool of transferred assets, which consist of vacation ownership notes receivable. During 2024, we completed two securitization transactions, which are discussed in detail in Footnote 15 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our warehouse credit facility (“Warehouse Credit Facility”) to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least twice a year. Since 2000, we have issued approximately $10 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.
Our Resorts
As of December 31, 2024, our vacation ownership portfolio consisted of approximately 120 properties with over 22,000 vacation ownership villas, also referred to as units, and over 31,000 keys in the following locations. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key.
Vacation Ownership
Mainland U.S. and Hawaii

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Arizona	5	1,190	Missouri	2	320	Texas	1	195
California	17	6,268	Nevada	2	1,172	Utah	2	634
Colorado	13	971	New Jersey	1	180	Virginia	1	276
Florida	23	8,002	New Mexico	1	16	Washington, D.C.	1	71
Hawaii	13	4,891	New York	2	228
Massachusetts	1	84	South Carolina	10	1,864
Caribbean, Mexico, and Central America

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Aruba	2	1,211	Puerto Rico	1	164	Mexico	4	1,295
Bahamas	1	382	U.S. Virgin Islands	3	512
Costa Rica	1	48	West Indies	1	88
Europe and Asia Pacific

	# of Resorts	# of Keys		# of Resorts	# of Keys
France	1	202	Indonesia	2	161
Spain	3	715	Thailand	3	332
United Kingdom	1	49	Australia	1	77

Brands

	# of Resorts	# of Keys
Marriott Vacation Club	64	19,013
Sheraton Vacation Club	9	4,377
Westin Vacation Club	12	4,334
Grand Residences by Marriott	2	381
The Ritz-Carlton Club	5	259
St. Regis Residence Club and The Luxury Collection	3	83
Hyatt Vacation Club	22	2,693
Other	2	458
	119	31,598
Hotels

Location
Sheraton Kauai Resort	Kauai, HI
The Westin Resort & Spa, Cancun	Cancun, Mexico
Hyatt Highlands Inn	Carmel, CA
EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment is comprised of the Interval International and Aqua-Aston businesses. The Interval International business offers a variety of membership programs and travel related products to approximately 1.5 million members globally and the Aqua-Aston business provides property management and rental services to property owners at 24 resorts and lodging properties. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. The Exchange & Third-Party Management segment represented 5% of our consolidated revenue for 2024.

($ in millions)	2024 Exchange & Third-Party Management Segment Revenues
Management and exchange	$182
Rental	40
Cost reimbursements	9
TOTAL REVENUES	$231
Membership Programs, Products and Services
Exchange Products - Interval Network
Interval International’s principal membership program is the Interval Network, which is comprised of more than 3,200 affiliated resorts in over 90 countries and territories. The Interval Network allows its members to exchange their VOI for a stay at another resort destination or during a different time period, or another travel product. A membership in the Interval Network also provides a comprehensive package of value-added products and services to members. Generally, individuals are enrolled in the Interval Network by resort developers in connection with their purchase of VOIs from such resort developers. Members may also enroll directly, for instance, when they purchase a VOI through resale or an owners’ association at a resort that participates in the Interval Network.
Additionally, we have relationships with resort developers that incorporate the Interval Network membership fee into certain annual fees they charge to owners of VOIs at their resorts or vacation ownership clubs. As a result, membership in the Interval Network for those owners is automatically renewed through the term of the resort’s or club’s participation in the Interval Network, so long as the owners are in good standing with the applicable resort or vacation ownership club. We sometimes refer to these members as corporate members and other members as traditional members. As of December 31, 2024, approximately 40% of total Interval Network members were traditional members and approximately 60% were corporate members.

Members of the Interval Network are offered the ability to exchange points or usage rights in their VOI for accommodations generally of comparable trading value to those relinquished, based on factors including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy. Members also have the ability to exchange their VOI for a cruise vacation or hotel stay, which requires payment of an exchange transaction fee and a supplemental fee, which vary based on the cruise vacation or hotel stay selected and the VOI relinquished to the Interval Network.
Getaways
We also offer additional vacation rental opportunities at attractive rates to members of the Interval Network, as well as to members of certain other membership programs provided by Interval International or through third-party membership programs. We refer to these opportunities as Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within the Interval Network, as well as resort accommodations that are specifically sourced for use as Getaways.
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
Third-Party Management
We provide management services for hotels, condominium resorts, and other third-party vacation property owners through our Aqua-Aston business. Our services may include day-to-day operations of the properties, maintenance of the properties, preparation of reports and budgets, owners’ association administration, quality assurance and employee training. As of December 31, 2024, we provided third-party management services to 24 properties.
Our Aqua-Aston business, which is concentrated in Hawaii, provides management and rental services for condominium owners, hotel owners, and owners’ associations. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel, condominium resort, or owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided internally or through third-party providers to owners, including reservation, sales and marketing, property accounting and information technology services. We offer a variety of leisure accommodations to visitors from around the world through various consumer websites, including www.aquaaston.com, www.aquaresorts.com, www.mauicondo.com, and others.
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
Real Estate Development Regulation
Our real estate development activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance, and taxation. In the United States, these include, with respect to some of our products, the Fair Housing Act and the Americans with Disabilities Act. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.
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
We take our commitment to protecting the environment seriously. We have collaborated with Audubon International to further the “greening” of our Marriott Vacation Club resorts in the U.S. through the Audubon Green Leaf Eco-Rating Program for Hotels. The Audubon partnership is just one of several programs incorporated into our green initiatives. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across each of our segments. This strategy includes further reducing energy and water consumption, expanding our portfolio of green resorts, educating and inspiring associates and guests to support the environment, and embracing innovation.
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
•creating opportunities for associate growth, career development, recognition, training, and education; and
•fostering an inclusive workplace that promotes equal opportunity employment, where all individuals are respected.
In 2024, we were recognized as a Mercer Best Employer globally for the fourth consecutive year as part of Mercer’s robust assessment that identifies organizations that have transformed their people practices to drive better business results. As part of the Mercer Best Employers 2024 assessment, we conducted an associate survey that achieved a 93% response rate, which demonstrated a strong level of overall associate engagement. The survey results identified several areas of strength, including a welcoming and positive company culture, strong and supportive supervisors, a focus on sustainability and taking care of the community, and a company-wide commitment to inclusion and diversity. We believe that our distinction as a Mercer Best Employer and our strengths identified by current associates demonstrate the incredible care we have for each other and for the associate experience and will make us an employer of choice for potential future associates.
We believe the success of our commitment to our associates is reflected in our employee tenure, which is over seven years on a global basis, and recognition by Fortune of our Company in its ranking of the World’s Most Admired Companies for 2025 and 2024, as well as our fifteenth place ranking in the hospitality industry in Newsweek’s list of “America’s Most Responsible Companies for 2025.” In addition, we were named one of Orlando Business Journal’s “Best Places to Work” in 2024.
As of December 31, 2024, we had a global workforce consisting of approximately 22,300 associates, of which approximately 17,500 (79%) were based in the United States.

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
As a global company with a workforce comprised of talented associates who come from diverse backgrounds, we believe that our associates’ diverse backgrounds make our Company a great place to work. Women comprise approximately 54% of our worldwide workforce, and men comprise approximately 46%. Within the United States, people of color comprise approximately 47% of our management level positions and globally women comprise approximately 51% of our management level positions.
In 2024, we continued to focus on reinforcing our core values by fostering an inclusive and diverse work environment. With input from our associates gathered through engagement surveys, as well as championship by leaders across our global organization, we hosted a diverse set of “Educate and Celebrate” events, which provide associates the opportunity to share their personal experiences and learn from their colleagues. We also launched a Veterans Associate Network to foster camaraderie, facilitate professional development opportunities, and support veterans within the Company. Additionally, we continued to provide training programs for our leaders, and we continued our work fostering diverse representation within our leadership pipelines for executive and senior leadership roles through our recruiting efforts and talent review process for management associates across the Company.
We continue to receive positive feedback from our associates about our inclusive work environment, as Inclusion and Diversity was the highest rated workplace topic on our 2024 annual associate engagement survey. In the survey, 89% of our associates reported positive perceptions of our inclusion and diversity practices when responding to questions about leaders’ support for inclusion and diversity, service to customers with diverse backgrounds, respect and well-being of all people as a Company priority, a work environment that is accepting of diverse backgrounds and ways of thinking, and a company culture in which persons of all backgrounds are encouraged to pursue their career aspirations. We believe that these results demonstrate the value of championing an inclusive culture.
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
Human Rights
We maintain a Human Rights Policy that aligns with government, business, and public concerns about issues such as human trafficking and the exploitation of children. We support programs and partnerships that help at-risk youth and their families prepare for and find meaningful employment. Our Human Rights Policy is available on our website at www.marriottvacationsworldwide.com under the “Our Values” tab.

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
Available Information
Our investor relations website address is www.ir.marriottvacationsworldwide.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any and all amendments thereto are available free of charge through our investor relations website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.
Information About Our Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 28, 2025, except where indicated.

Name and Title	Age	Business Experience
John E. Geller, Jr. President and Chief Executive Officer	57	John E. Geller, Jr. was appointed as our President and Chief Executive Officer, effective January 1, 2023. Mr. Geller has served as our President since October 2021. From January 2021 to October 2021, he served as our President and Chief Financial Officer. From January 2018 to January 2021, he served as our Executive Vice President and Chief Financial and Administrative Officer. From 2009 to December 2017, he served as our Executive Vice President and Chief Financial Officer. Mr. Geller joined Marriott International in 2005 as Senior Vice President and Chief Audit Executive and Information Security Officer.
Jason P. Marino Executive Vice President and Chief Financial Officer	49	Jason P. Marino has served as our Executive Vice President and Chief Financial Officer since September 30, 2023. Mr. Marino served as Senior Vice President, Strategy, Financial Planning & Analysis (“FP&A”) and Operational Finance - Vacation Ownership for the Company from December 2021 to September 2023. He served as the Company’s Senior Vice President of Strategy and FP&A from June 2019 to December 2021 and Vice President - Corporate Finance from May 2014 to June 2019. Prior to joining the Company in 2014, Mr. Marino worked at Cantor Commercial Real Estate, L.P. from 2013 to 2014 as Managing Director, Head of Business Development and Corporate Finance. From 2003 to 2013, Mr. Marino worked in the investment banking divisions of Cantor Fitzgerald, Credit Suisse Securities (USA) LLC and Bear, Stearns & Co. Inc., holding positions of increasing responsibility.
Raman T. Bukkapatnam Executive Vice President and Chief Information Officer	58
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

Name and Title	Age	Business Experience
Stephanie S. Butera Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership	53	Stephanie S. Butera has served as our Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership since January 2023. She served as our Senior Vice President and Chief Operating Officer, Hyatt Vacation Ownership from April 2021 to December 2022. Prior to leading Hyatt Vacation Ownership, Ms. Butera held a number of leadership positions with the Company, serving as Vice President, Asset Management for The Ritz-Carlton Destination Club from August 2014 to October 2018, before moving into the position of Senior Vice President, Vacation Ownership for the Americas, Florida, Mexico, and Caribbean from October 2018 to April 2021. Ms. Butera joined the Company in 1999.
Lori M. Gustafson Executive Vice President and Chief Membership and Commercial Services Officer	41	Lori M. Gustafson has served as our Executive Vice President and Chief Membership and Commercial Services Officer since January 2024. Ms. Gustafson joined the Company in November 2020 and served as our Executive Vice President and Chief Brand and Digital Officer from November 2020 to December 2023. From May 2019 to November 2020, she served as Senior Vice President, Global Brands & Digital for Wyndham Destinations, the vacation ownership business segment of Travel + Leisure Co., where she was responsible for brand management and digital marketing. From January 2018 to May 2019, she served as Vice President, Brand Marketing, where she was responsible for brand management, campaign development and advertising. From July 2017 to January 2018, she served as Corporate Vice President of Digital, eCommerce, and Media at SeaWorld Parks & Entertainment, where she led the U.S. team that oversaw the development of eCommerce, digital marketing, social media, business intelligence and digital content. From 2015 until July 2017, she served as Senior Director, Digital Marketing at SeaWorld Parks & Entertainment, where she was the executive leader for digital transformation initiatives, including websites, mobile and digital commerce improvements and the implementation of a data and analytics program related to customer experience.
James H Hunter, IV Executive Vice President and General Counsel	62
James H Hunter, IV has served as our Executive Vice President and General Counsel and as our Corporate Secretary since November 2011. Prior to that time, he had served as Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994.

Brian E. Miller President, Vacation Ownership	61
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

Michael E. Yonker Executive Vice President and Chief Human Resources and Global Communications Officer	66
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
The success of our business and our financial results depend, in substantial part, upon the health of the travel industry. Our business and financial results were materially adversely affected by the COVID-19 pandemic in 2020; for example, we saw marked declines in occupancy, rentals, and contract sales because of the temporary closure of nearly all of our sales centers and many of our resorts and the reduction in operations and amenities at all of our resorts. When Health Crises make headlines, consumer fear about contracting an illness and government recommendations or mandates to avoid large gatherings of people or self-quarantine may increase. These fears, recommendations and mandates have affected, and may affect in the future, resort occupancies. A substantial amount of our sales activity occurs at our resorts, and the number of prospective and current owners who visit our resorts impacts sales volume. Our rental revenue is also substantially impacted by the desire and ability of vacationers to travel. Fear of exposure to illnesses, government restrictions on travel, low vaccination rates in some parts of the world and illnesses that may be resistant to available vaccines could cause travelers to cancel or delay plans to visit our resorts. These changes in vacation and travel patterns could adversely affect our cash flows, revenues, and results of operations. Moreover, when travel advisories and restrictions are lifted, travel demand could be unpredictable and could remain so for a significant period. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, inflation, recession and loss of personal wealth resulting from the impact of a future Health Crisis may negatively affect travel demand for a prolonged period.
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
The duration and extent of the impact of a future Health Crisis on our business and financial results will largely depend on future developments, including the duration and spread of the Health Crisis, governmental efforts to contain the Health Crisis, the related impact on consumer confidence and spending, and how quickly economies and demand for our products and services recover after the Health Crisis subsides, all of which are highly uncertain, can rapidly change and cannot be predicted. Such impacts could adversely affect our results of operations, cash flows, and capital resources for a significant period.
Risks related to our business and industry.
Our business may be adversely affected by factors that disrupt or deter travel.
Our success and results of operations depend, in substantial part, upon the health of the worldwide vacation ownership and leisure travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is affected by the number of visitors at our resorts. Fear of exposure to contagious illnesses, natural or man-made disasters, the physical effects of climate change, such as more frequent or severe storms, droughts, hurricanes, wildfires, erosion and flooding, weakened consumer confidence, limited availability or increased costs of consumer credit and damage to infrastructure caused by natural or man-made disasters and other causes that impede travel have caused, and may in the future cause, travelers to delay or cancel plans to tour or visit our resorts. For example, hurricanes and wildfires have caused a number of Interval International exchange network resorts and our managed vacation ownership resorts to close for prolonged periods. The 2023 wildfires in Maui also resulted in the temporary closure of our resorts and sales centers in Maui, which had an adverse effect on our business and results of operations for 2023 and 2024. At times, beach access at our resorts and our managed resorts has been impeded by weather conditions or due to the effects of erosion. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures instituted in response to the same, could also interrupt or deter travel plans. In addition, demand for our products and services may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, airline or airport disruptions, flight cancellations or unreliability of various modes of transportation increases, or if general economic conditions decline.
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
Inflation can adversely affect us by increasing the costs of carrying unsold inventory, development and other corporate capital expenditures, materials and labor, service contracts, insurance, technology and related hardware or equipment, and interest rates. All of these factors can decrease the affordability of our products and services. In a high inflationary environment, we may be unable to raise the price of our products and services in a proportional manner, which could reduce our operating margins, including in our financing business, and negatively impact our results or operations. In addition, an increase in the cost of capital, labor and materials could have an adverse impact on our business or financial results. Inflation could also have an indirect adverse impact on our business by making travel more expensive, increasing maintenance costs and fees for consumers and reducing consumer discretionary income.
Alternatively, deflation could cause an overall decrease in spending and borrowing capacity, which could lead to a deterioration of economic conditions and employment levels. Deflation could also cause the value of our products and services to decline. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
We finance more than half of our VOI sales. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates. As a result, our financing profit margin declined in 2023 and 2024 due to general market interest rate increases, and may decline again in the future. Increasing our financing rates could negatively impact VOI sales and financing propensity. However, if we are unable to increase our financing rates at the same rate as our costs of funds, our financing profits will be negatively impacted, as happened in 2023 and 2024.

Our business is extensively regulated, and any failure to comply with applicable laws could materially adversely affect our business.
We are subject to a wide variety of highly complex international, national, federal, state, and local laws, regulations and policies. The vacation ownership industry is subject to extensive regulation around the world. Each jurisdiction where we operate generally requires resort developers to follow a set of specific procedures to develop, market and sell VOIs. Our real estate development activities, marketing and sales activities, lending activities and resort management activities are also heavily regulated. In addition, a myriad of laws, regulations and policies impact multiple areas of our business, such as those regulating the sale and offer of securities, anti-discrimination, anti-fraud, environmental and social matters, data protection, anti-corruption and bribery or implementing government economic sanctions.
Complying with the intricate and multifaceted regulatory structures applicable to our businesses across the globe is complicated, constantly evolving, time-consuming and costly. We may not be able to successfully comply with all laws, regulations and policies. Laws, regulations, policies, and case law precedent may change or be subject to different interpretation in the future, including in ways that could decrease demand for our products and services, increase costs, and subject us to additional liabilities. Failure to comply could have a material adverse effect on our business. For example, we could lose licenses or registrations required to operate our business, sales contracts for our products could be void or voidable, we may incur fines or other sanctions, and our exposure to litigation may increase. Allegations of our failure to comply with applicable laws could adversely affect our business, financial condition, and reputation.
Changes in privacy laws could adversely affect our ability to market our products effectively.
We rely on a variety of marketing techniques, including digital marketing (e-mail), telemarketing, postal mailings, websites and social media. Adoption of new laws, or changes in existing laws, in any of the jurisdictions in which we operate regulating marketing and solicitation or data protection could adversely affect the effectiveness of our marketing strategies. For example, in the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA provides California consumers with certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Similar legislation has been proposed or adopted in other states. In addition, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations may be more restrictive or burdensome than those in the United States. For example, the European Union (“E.U.”) General Data Protection Regulation (“GDPR”) imposes significant obligations on businesses that sell products or services to E.U. customers or otherwise control or process personal data of E.U. residents. Complying with the GDPR or other laws and regulations could subject us to increased costs; and our failure to comply with these laws and regulations could result in significant fines, litigation, losses, third-party damages and other liabilities, any of which may have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations. The cost of our compliance with privacy laws has increased and may continue to increase as laws change and we expand into new jurisdictions. If we are not able to develop adequate alternative marketing strategies, our sales may be adversely affected. We also obtain access to potential customers from travel service providers and other companies. If our access to these third-party customer lists is prohibited or restricted, our ability to attract new customers could be impaired.
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
We may have to expend significant capital and other resources to enhance the security of our data. Our information systems and records, including those we maintain with our service providers or licensors, may be subject to security breaches, cyber-attack or cyber-intrusion, system failures, viruses, malicious software, operator error or inadvertent releases of data, or other cybersecurity incidents. Data breaches have increased in recent years as the number, intensity and sophistication of attacks increased. Techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, may be difficult to detect and could be enhanced by artificial intelligence (“AI”). Neither we nor our service providers may be able to prevent, detect and contain unauthorized activity and misuse or human errors compromising the efficacy of security measures. A breach in the security of our information systems or those of our service providers or licensors could lead to interruptions in the operation of our systems, resulting in operational inefficiencies and a negative impact to our results of operations. A significant cybersecurity incident or theft, loss, disclosure, or fraudulent use of our customer, employee or company data could adversely impact our reputation and result in remedial and other expenses, fines, penalties or litigation, any of which may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.
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
We and the companies we work with have experienced cybersecurity threats to our data and systems, including ransomware and other forms of malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. We have experienced cybersecurity incidents in the past, and have previously disclosed those with material operational or financial implications to the Company or our stakeholders. Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. The failure of any such service providers or products to comply with our privacy policies or privacy laws and regulations, or any unauthorized release of personally identifiable information or other user data, could damage our reputation, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and result in fines and proceedings against us. Our insurance might not be sufficient in type or amount to cover us against such claims or losses. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Our use of AI technologies may not be successful and may present business, compliance, and reputational risks.
We use, and are expanding our use of, machine learning and AI technologies in our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Our use of AI technologies requires resources to develop, test and maintain such products, which is costly. We may not achieve our objectives from these efforts. In addition, third parties may be more successful in the use of AI or create technologies that could require us to change how we currently operate certain of our businesses.
The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal, regulatory and compliance framework for AI, could impact our ability to protect our data and intellectual property, as well as vendor and client information, and could expose us to intellectual property or other claims by third parties. Use of AI technologies may also increase risks related to cyberattacks or other security incidents or result in a failure to protect confidential information. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to AI.
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
Our operations and competitive position depend on our ability to maintain existing systems and implement new technologies. Our information technology systems and our databases are potentially susceptible to man-made and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, cyber-attacks, acts of war or terrorism and other events. System interruption, delays, obsolescence, loss of critical data and lack of integration and redundancy in our information technology systems and infrastructure may adversely affect our ability to provide services, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Our backup systems only relate to certain aspects of our operations; these systems are not fully redundant and disaster recovery planning cannot anticipate and address all eventualities. Projects to upgrade or replace our technologies may be extremely complex and require significant resources and time, and may adversely affect our ability to provide services, operate websites, process and fulfill transactions, and respond to customer inquiries during the upgrade or replacement process. Our insurance coverage may not compensate us for all our losses from a major interruption. If our information technology systems fail to adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows, as well as our disclosure controls and procedures and internal control over financial reporting, may be adversely affected.
Spanish court rulings voiding certain timeshare contracts have increased our exposure to litigation that may materially adversely affect our business and financial condition.
A series of Spanish court rulings starting in 2015 (“2015 Rulings”) increased our exposure to litigation that may materially adversely affect our business and financial condition. These rulings voided certain timeshare contracts entered into after January 1999 related to certain resorts in Spain if a resort’s timeshare structure did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted pursuant to mechanisms specified in the 1998 laws. These rulings have led to an increase in lawsuits by owners seeking to void timeshare contracts in Spain, including lawsuits by owners at certain of our resorts in Spain which are currently pending. However, the Supreme Court of Spain has not yet substantively opined on the issue as it pertains to the Company’s timeshare contracts. If the Supreme Court of Spain rules adversely to us and determines that our timeshare contracts are voidable, that may materially adversely affect the results of operations of our Vacation Ownership segment, as well as our business and financial condition. Defending these lawsuits has required, and may continue to require, the Company to incur legal fees and reserve for judgments. Under recently enacted legislation, effective April 4, 2025, existing timeshare owners will have five years to bring lawsuits based on the 2015 Rulings to void their timeshare contracts, after which time such claims will no longer be recognized. Damages recoverable for claims brought during the five-year period will be reduced by the market value of the benefits the owners received or were entitled to receive under their timeshare contracts. Owners who purchase after April 4, 2025, will not be entitled to make claims under the 2015 Rulings. If additional owners at our resorts in Spain file similar lawsuits, this may void certain of those owners’ timeshare contracts; cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operations of our Vacation Ownership segment, as well as our business and financial condition. The ability for owners of Spanish timeshares to void their contracts has negatively impacted other developers with resorts in Spain and led to a decrease in the number of resorts located in Spain in the Interval Network with active sales and the loss of members who own VOIs at those resorts.
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
Our principal exchange network administered by Interval International included more than 3,200 resorts located in over 90 countries and territories as of December 31, 2024. Interval International’s primary competitor, RCI, has a greater number of affiliated resorts than we have. Through the resources of its corporate affiliates, particularly Travel + Leisure Co., which is engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. In addition, Interval International competes with developers that create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those we offer, and adversely impacts the supply of resort accommodations available through our external exchange network. The effects of such competition on our exchange business are more pronounced as the proportion of vacation club corporate members in the Interval Network increases.

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
We are subject to audit in various jurisdictions, and these jurisdictions may assess additional taxes against us. Developments in an audit, litigation, or laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, and could materially and adversely affect our financial condition or results of operations.
Concentration of some of our resorts, sales centers and exchange destinations in particular geographic areas exposes our business to the effects of severe weather and other regional events in these areas.
Our business is susceptible to the effects of natural or man-made disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills, erosion and nuclear incidents, in the areas where some of our resorts, sales centers and exchange destinations are concentrated, such as Florida, California, South Carolina and Hawaii. Properties in these markets have had to close in the past, including for extended periods, in order to repair or assess damage caused by disasters. For example, we temporarily closed our resorts and sales centers in 2023 as a result of wildfires in Maui. Depending on the severity of future disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets while we complete renovations. Our insurance may not cover all damages caused by any such event, including the loss of sales of VOIs at sales centers that are not fully operational. In 2023, our cost to insure our properties in these areas increased significantly. Our insurance costs may rise again and coverage levels may decrease for properties in these areas as a result of the number and magnitude of recent natural disasters in these areas.
Our business is also susceptible to the effects of adverse economic developments in these areas, such as regional economic downturns, significant increases in the number of our competitors’ products in these markets and potentially higher labor, real estate, tax or other costs in these geographic markets. This geographic concentration of properties increases the risk of a negative effect on our results of operations if these areas are affected by severe weather, man-made disasters or adverse economic and competitive conditions.

If we are not able to successfully identify, finance, integrate and manage costs related to acquisitions, our business operations and financial position could be adversely affected.
We have expanded in part through acquisitions of other businesses and may continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including risks that we will not be able to: successfully integrate acquired businesses in an efficient and cost-effective manner; properly measure or identify all risks associated with the acquisition; achieve anticipated benefits of an acquisition, including expected synergies; control potential increases in operating costs; manage geographically remote operations; successfully expand our system of internal controls or our technological infrastructure to include an acquired business; avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets in which we have limited or no direct experience, including foreign markets whose practices or laws may pose increased risk; and retain key employees, clients, vendors and business partners of the acquired businesses. Failure to achieve the anticipated benefits of any acquisition may adversely affect our financial condition, operating results and prospects. Acquisitions may also significantly increase our debt or result in dilutive issuances of our equity securities, impairments of assets or substantial amortization expenses associated with other intangible assets.
Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue, determination of cost of sales and evaluation of our assets for impairment, are highly complex and involve many assumptions, estimates and judgments. We review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. For example, higher loan delinquencies or defaults could lead to an increase in our estimated reserve for vacation ownership notes receivable. In addition, changes to our assumptions and estimates used to determine the fair value of our assets or actual operating results that are lower than our current estimates could result in impairment losses and require us to write off all or a portion of our assets. See the “Critical Accounting Estimates” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.
The growth of our business and execution of our business strategies depend on the services of our senior management and our associates.
Our business is based on successfully attracting and retaining talented associates. The market for highly skilled associates and leaders in our industry is extremely competitive. If we are unable to attract and retain management and other key associates, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. The departure of a key executive or associate or the failure to ensure an effective transfer of knowledge and a smooth transition upon such departure may be disruptive to the business and could hinder our strategic planning and execution.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may increase our costs or expose us to new or additional risks.
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, investors, employees and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, labor conditions, human rights, and cybersecurity and data privacy. Third parties have developed proprietary ratings or analyses of companies based on certain ESG metrics. ESG disclosure rules have been adopted by California and the European Union, and are being considered by the SEC. Increased ESG-related compliance costs could increase our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and stock price, and result in penalties. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Our corporate responsibility initiatives and goals are based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. As we report on our corporate responsibility initiatives or goals, we may be subject to heightened reputational and operational risk and compliance costs related to these matters. Our control over resorts and properties that we manage is generally limited by the terms of the applicable management agreements. As a result, our ability to achieve some or all of our corporate responsibility initiatives or goals may be limited without additional support or action by the owners’ associations of the vacation ownership resorts and properties we manage. Complying with increased regulations could increase our costs and adversely impact our results of operations. Our inability or failure to meet, or the perceived failure to meet, such stakeholders’ expectations, as well as adverse incidents, could negatively impact our stock price, results of operations, or reputation and increase our cost of capital.
Risks related to our vacation ownership business.
The termination of our license agreements with Marriott International or Hyatt, or our rights to use their trademarks at our existing or future properties, could materially harm our business.
Our success depends, in part, on our relationships with Marriott International and Hyatt. These relationships are governed by various agreements, including long-term license agreements that expire between 2090 and 2095, subject to renewal. However, if we breach our obligations under a license agreement and remain in breach after the applicable notice and cure period, the applicable licensor may be entitled to terminate the license agreement and our rights to use its brands. In addition, if any of our properties does not meet applicable brand standards, the applicable licensor can terminate our right to use its trademarks at the subject properties.
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
Approximately 25% of our Vacation Ownership segment resorts are co-located with same-branded or affiliated hotel properties. If a branded hotel property with which one of our resorts is co-located ceases to be operated by or affiliated with the same brand as our resort, which has happened in the past, we could lose benefits such as shared amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We could also lose our on-site access to hotel customers, including brand customer loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.
We may not have inventory available for sale when needed or we may have excess inventory.
We may enter into capital-efficient transactions to source inventory in which third parties agree to deliver completed units in the future to us at pre-agreed prices. These transactions expose us to additional risk as we will not control development activities or timing of development completion. If our counterparties default on their obligations, or exercise their right to sell inventory to a different buyer, we may not acquire the inventory we expect on time or at all, or it may not be within agreed upon specifications. If we cannot obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts. Conversely, if we procure or commit to procure inventory based on an expected sales plan and fail to achieve that plan, we could have excess inventory, potentially negatively impacting our margins and results of operations.
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
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that those borrowers may default on the financing that we provide. The risk of borrower defaults may increase due to man-made or natural disasters, recessions or other economic downturns that cause financial hardship for borrowers. In the past, we have experienced increased defaults as a result of economic downturns. Certain of our borrowers have been impacted by man-made and natural disasters, including the recent wildfires near Los Angeles. However, at this time, we cannot quantify the effect the wildfires near Los Angeles may have on borrower defaults. The risk of borrower defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Borrower defaults have caused, and may continue to cause, us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we have been required, and may in the future be required, to increase our reserve on vacation ownership notes receivable, which would adversely affect our results of operations and cash flows.
If default rates increase beyond current projections and result in higher than expected foreclosure activity, our results of operations would be adversely affected. Borrower defaults could impact our ability to secure ABS or warehouse credit facility financing on terms that are acceptable to us, or at all. In addition, the transactions in which we have securitized vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have fully recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting borrower, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the vacation ownership business could be reduced materially.
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
Owners of our VOIs are required to pay maintenance fees to maintain and refurbish the vacation ownership properties and keep them in compliance with brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights to use its trademarks at the resort, which could result in the loss of management fees, decreased customer satisfaction, and impairment of our ability to market and sell our products at the non-compliant locations. Increases in maintenance fees to keep pace with operating expenses, maintenance and other costs may make our products less desirable, which could negatively impact sales and cause an increase in defaults on our vacation ownership notes receivable portfolio. If the owners’ associations that we manage are unable to collect sufficient maintenance fees to cover operating and maintenance costs, the related resorts may have to close or file for bankruptcy, which may result in termination of our management agreements. We may also lose resort management contracts if they are not renewed when they expire, or the contract terms may be renegotiated in a manner adverse to us. The loss or renegotiation of a significant number of our management contracts may adversely affect our cash flows and results of operations.
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
We procure insurance for general liability, property, business interruption, directors and officers liability, and other insurable risks with respect to our business operations and as customarily carried by companies in the hospitality industry. Market forces beyond our control may limit the scope, terms, and conditions of the insurance coverage we are able to obtain or our ability to obtain coverage at reasonable rates, which may affect our ability to maintain customary insurance coverages and deductibles at acceptable costs. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, wildfires, and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. The effects of climate change, such as increased storm intensity and rising temperatures or sea levels over time, may also increase the cost of property insurance and decrease our coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost property or property of owners of VOIs or third party liability. In some cases, insurance may not provide a recovery for any part of a loss due to deductibles, retentions, policy limits, coverage limitations, uninsured parts of a loss or other factors. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated under guarantees or other financial obligations related to the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand. We may also incur liabilities or losses in the operation of our business that are only partially covered by insurance, or not covered at all. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
Risks related to our exchange and third-party management business.
Any adverse changes in our relationships with developers, members and others could adversely affect our Exchange & Third-Party Management business, financial condition, and results of operations.
Our Interval International business depends on vacation ownership developers for new members and on members and participants to renew their existing memberships and engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our third-party management business depends on relationships with vacation property and hotel owners.
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
As of December 31, 2024, we had approximately $3 billion of total corporate indebtedness outstanding and could borrow an additional $607 million under a revolving corporate credit facility with a borrowing capacity of $750 million (the “Revolving Corporate Credit Facility”). The credit agreement that governs our corporate credit facility (“Corporate Credit Facility”) and the indentures that govern our various senior notes impose significant operating and financial restrictions on us, which among other things limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting certain subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. The Corporate Credit Facility also requires us to maintain a specified leverage ratio. These restrictions could restrict our flexibility to react to changes in our businesses, industries and economic conditions and increase borrowing costs.
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
In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our ability to meet our obligations under our capital efficient inventory acquisitions.

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
We may be required to raise additional capital to refinance our existing debt, or to expand or support our operations. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings, and the outlook for our industry as a whole. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict our business operations or adversely affect our ability to obtain additional financing. There is no guarantee that debt or equity financings will be available in the future on terms favorable to us or at all.. If we are unable to access additional funds on acceptable terms, we may have to adjust our business operations, and our ability to acquire additional vacation ownership inventory, repurchase VOIs, or make other investments in our business could be impaired, any of which may adversely affect our cash flows and results of operations.
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
Provisions of our Charter and Bylaws, as well as provisions in the agreements with our licensors, may delay or prevent a merger or acquisition that a stockholder may consider favorable. For example, our Charter and Bylaws require advance notice of stockholder proposals and nominations, place limits on convening stockholder meetings and authorize our Board of Directors to issue one or more series of preferred stock. Delaware law also restricts some business combinations between any holder of 15% or more of our outstanding common stock and us. The fact that these provisions and statutory restrictions may discourage acquisition proposals or delay or prevent a change in control could harm our stock price.
Further, a change in control could result in an acceleration of our obligations under the Corporate Credit Facility or the indentures that govern our senior notes. Such debt acceleration could make it more difficult for us to attract potential buyers or to consummate a change in control transaction that would otherwise be beneficial to our stockholders.
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
Our Board has delegated the primary responsibility for oversight of cybersecurity risk to the Audit Committee. The Audit Committee regularly reviews our cybersecurity and data security risks and mitigation strategies. At least twice each year, the Audit Committee receives reports and presentations from members of our team responsible for overseeing our cybersecurity risk management, including our Senior Vice President, Global Information Security (“SVP-GIS”) and our Executive Vice President and Chief Information Officer (“EVP-CIO”), and periodically receives reports and presentations from third parties. These reports may address a wide range of topics, including recent developments, evolving standards, third-party and independent reviews, the threat environment, technological trends and cybersecurity considerations arising with respect to our peers and third parties. The Audit Committee reports to the Board on cybersecurity matters. We also have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported to the Audit Committee in a timely manner.
Management
We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the escalation of certain cybersecurity incidents.
At the management level, our SVP-GIS is responsible for the assessment and management of risks from cybersecurity threats. Our SVP-GIS has extensive cybersecurity knowledge and skills gained from over 25 years of experience in government and industries including retail and manufacturing, and industry certifications including Certified Information Systems Security Professional (“CISSP”) from ISC Squared and Global Information Assurance Certification (“GIAC”) from SANS Institute. Our SVP-GIS also has experience in forensic investigations, strategic cyber risk management, and cybersecurity program development. Our SVP-GIS leads the team responsible for implementing, monitoring and maintaining cybersecurity policies and practices across our business and reports directly to our EVP-CIO. Our SVP-GIS’s direct reports include a number of experienced cybersecurity leaders responsible for various aspects of our cybersecurity program, each of whom is supported by a team of experienced cybersecurity professionals.
The functions that report to our SVP-GIS include: cybersecurity risk management, Payment Card Industry compliance, and cybersecurity testing; operation of protective cybersecurity tools and systems; cybersecurity monitoring, incident response, and digital forensics; cybersecurity research and development and support for information technology and cybersecurity functions.
Our SVP-GIS works closely with our Law Department and regularly engages expert consultants and other third parties to assist with assessing, identifying, and managing cybersecurity risks and to oversee compliance with legal, regulatory and contractual cybersecurity requirements. The EVP-CIO and SVP-GIS also periodically attend Audit Committee meetings to report on any material developments.
Risk Management and Strategy
We employ systems and processes designed to oversee, identify, and reduce the potential impact of a cybersecurity incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. Our processes and systems include automated tools and technical safeguards managed and monitored by our cybersecurity team. We currently carry cybersecurity insurance, however, we cannot assure you that we will be able to maintain such policies in the future or that they will be sufficient to cover all potential cybersecurity events or losses we incur in connection with such events.

We require our associates to receive annual training on our cybersecurity policies and practices. This may include, but is not limited to, training regarding information classification and handling, data privacy, physical security, phishing, malware and ransomware, social engineering, identifying and reporting information security incidents, and secure credit card handling, as well as additional topics based on job roles and responsibilities. We also maintain written cybersecurity policies and procedures that apply to the entire Company and third parties who handle our data or have access to our information technology systems. These policies and procedures establish the framework for our cybersecurity program and cover topics such as acceptable use of information systems, cybersecurity risk management, access management, audit and logging, patching, and cybersecurity requirements for numerous technologies. These policies and procedures are reviewed at least annually, updated as necessary, and integrated into employee training programs and our technology procurement process. We are also subject to the Payment Card Industry Data Security Standard and perform an annual self-assessment according to the requirements set forth by the Payment Card Industry Security Standards Council.
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
The SVP-GIS is responsible for maintaining our IRP. Potentially significant threats are escalated to an interdisciplinary data breach response team (the “DBRT”), which is led by our EVP-CIO and co-chaired by the SVP-GIS, our head of data privacy, and a representative from our Law Department. The DBRT is responsible for oversight and handling of significant cybersecurity threats, incidents, and issues through a documented process. Potentially material cybersecurity incidents are escalated by our EVP-CIO to executive management and reviewed with members of the Company’s Disclosure Committee.
Material Cybersecurity Risk, Threats & Incidents
Routinely, we partner with and use third-party service providers and products that host, manage, or control sensitive data. We and the companies we work with have experienced cybersecurity incidents involving our data and systems, including ransomware and other forms of malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. For example, in June 2018, we identified forged and fraudulently induced electronic payment disbursements we made to third parties in an aggregate amount of $10 million resulting from unauthorized third-party access to our email system. Risks from cybersecurity incidents, including as a result of the June 2018 incident, have not materially affected us, including our business strategy, results of operations or financial condition for the periods covered by this Annual Report, and we do not believe that such risks are reasonably likely to have such an effect over the long term. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Annual Report under the heading “Failure to maintain the integrity of internal or customer data or to protect our information systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to costs, fines or lawsuits,” which should be read in conjunction with the foregoing information.
Item 2.        Properties
As of December 31, 2024, our vacation ownership portfolio consisted of approximately 120 properties in the United States and thirteen other countries and territories. These properties are described in Part I, Item 1, “Business” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts in our Vacation Ownership segment, including resort lobbies and food and beverage outlets.
In addition, we own or lease our regional offices and sales centers, both in the United States and internationally. We lease our corporate headquarters in Orlando, Florida under a finance lease arrangement that commenced in 2023, upon the substantial completion of construction. In the fourth quarter of 2023, we relocated from our former corporate headquarters to our new corporate headquarters office building.

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
Holders of Record
On February 24, 2025, there were 21,273 holders of record of our common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2024 – October 31, 2024	34,400	$76.28	34,400	$390,959,238
November 1, 2024 – November 30, 2024	24,000	$89.80	24,000	$388,803,983
December 1, 2024 – December 31, 2024	60,700	$91.65	60,700	$383,241,012
Total	119,100	$86.84	119,100	$383,241,012
(1)On May 11, 2023, we announced that our Board of Directors increased the then-remaining authorization under our share repurchase program (which was first announced on September 13, 2021) to authorize purchases of up to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024. On December 19, 2024, we announced that our Board of Directors extended the term of our share repurchase program to December 31, 2025.
(2)All dollar amounts presented exclude the nondeductible 1% excise tax on the net value of certain stock repurchases that was imposed by the Inflation Reduction Act of 2022.

Performance Graph

Comparison of Cumulative Total Return
175
150
125
100
75
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Marriott Vacations Worldwide Corporation
S&P MidCap 400 Index
S&P Composite 1500 Hotels, Resorts & Cruise Lines Index

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index (which has included our common stock since our acquisition of ILG), and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2019. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.
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
Our discussion and analysis of fiscal year 2024 to fiscal year 2023 is included herein. Our discussion and analysis of fiscal year 2023 to fiscal year 2022 has been omitted from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 27, 2024.
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
Significant Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (also referred to as “VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of our contracts with the customer and business practices, control of the vacation ownership product has historically transferred to the customer at different points in time for each brand of VOIs. In the third quarter of 2022 and the fourth quarter of 2024, we aligned our business practices and contract terms for the sale of vacation ownership products (the “Contract Alignments”), resulting in the prospective change in the timing of the transfer of control to the customer for Marriott-branded VOIs and Hyatt-branded VOIs derived from Legacy-Welk sales contracts, respectively. Prior to these changes, control transfer occurred at closing for these vacation ownership products. Subsequent to the Contract Alignments, transfer of control of these vacation ownership products occurs at expiration of the statutory rescission period, consistent with the historical timing of Sheraton-, Westin- and Hyatt- branded transactions. Marriott-branded VOIs and Hyatt-branded VOIs derived from Legacy-Welk sales contracts executed prior to the applicable Contract Alignment have been accounted for with the transfer of control of the VOI occurring at closing.
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
We report, on a supplemental basis, contract sales for our Vacation Ownership segment. Contract sales consist of the total amount of vacation ownership product sales under contract signed during the period where we have generally received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of vacation ownership products on behalf of third parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests (also referred to as an equity upgrade), we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of vacation ownership products that we report on our income statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
Cost of vacation ownership products includes costs to acquire, develop and construct our projects (also known as real estate inventory costs), other non-capitalizable costs associated with the overall project development process and settlement expenses associated with the closing process. For each project, we expense real estate inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or inventory costs for the project in a period, a non-cash adjustment is recorded on our income statements to true up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, can have a positive or negative impact on our income statements.
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
The interest income earned from our vacation ownership financing arrangements is earned on an accrual basis on the principal balance outstanding over the contractual life of the arrangement and is recorded as Financing revenues on our Income Statements. Financing revenues also include fees earned from servicing the existing vacation ownership notes receivable portfolio. The amount of interest income earned in a period depends on the amount of outstanding vacation ownership notes receivable, which is impacted positively by the origination of new vacation ownership notes receivable and negatively by principal collections and defaults. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period. We do not include resales contract sales in the financing propensity calculation. First-time buyers are more likely to finance their purchases and remain an integral part of our overall marketing and sales strategy.
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
In the event of a default, we generally have the right to foreclose on or revoke the underlying VOI. We return VOIs that we reacquire through foreclosure or revocation back to inventory. As discussed above, for originated vacation ownership notes receivable, we record a reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Revisions to estimates that result in decreases or increases to the reserve for originated vacation ownership notes receivable can increase or decrease revenues, respectively. In contrast, for acquired vacation ownership notes receivable, we record changes to the reserve as an adjustment to Financing expenses on our Income Statements.
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
Financing expenses include consumer financing interest expense, which represents interest expense associated with the securitization of our vacation ownership notes receivable, costs to support the financing, servicing and securitization processes and changes in expected credit losses related to acquired vacation ownership notes receivable. We distinguish consumer financing interest expense from all other interest expense because the debt associated with the consumer financing interest expense is considered to be an operating expense of our business.
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory and generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of unregistered inventory and owned-hotel properties. We also recognize rental revenue from the utilization of plus points at redemption for rental stays at one of our resorts or other third-party offerings. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net in accordance with Accounting Standards Codification (“ASC”) Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.

In our Exchange & Third-Party Management segment, we offer vacation rental offers known as Getaways to members of the Interval Network and certain other membership programs. Getaways allows us to monetize excess availability of resort accommodations within the applicable exchange network, as well as provide additional vacation opportunities to members. Resort accommodations typically become available as Getaways as a result of seasonal oversupply or underutilized space in the applicable exchange program. We also source resort accommodations specifically for the Getaways program. Rental revenues associated with Getaways are reported net of related expenses.
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
Rental metrics, including the average daily transient rate or the number of transient keys rented, may not be comparable between periods given fluctuation in available occupancy by location, unit size (such as two bedroom, one bedroom or studio unit), owner use and exchange behavior, rental inventory on hand and keys allocated for preview stays. In addition, rental metrics may not correlate with rental revenues due to the requirement to report certain rental revenues net of rental expenses in accordance with ASC 978 (as discussed above). Further, as our ability to rent certain inventory may be limited on a site-by-site basis, rental operations may not generate adequate rental revenues to cover associated costs. Our Vacation Ownership segment units are either “full villas” or “lock-off” villas. Lock-off villas are units that can be separated into a primary unit and a guest room. Full villas are “non-lock-off” villas because they cannot be separated. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key. The “transient keys” metric represents the blended mix of inventory available for rent and includes all of the combined inventory configurations available in our resort system.
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
Interest Expense
Interest expense consists of all interest expense other than consumer financing interest expense, which is included within Financing expense, net of interest income.
Transaction and Integration Costs
Transaction and integration costs primarily include fees paid to change-management consultants, technology-related costs associated with the integrations of ILG and Welk and charges for employee retention, severance and other termination-related benefits. Transaction and integration costs also include costs related to the ILG and Welk Acquisitions, primarily for financial advisory, legal, and other professional service fees, as well as certain tax-related accruals. During the third quarter of 2023 and the second quarter of 2024, we discontinued classifying costs associated with the continued integration of ILG and Welk, respectively, in Transaction and integration costs. Further integration costs incurred after these periods are reflected in the operating results of each of our segments and/or General and administrative expenses.

Performance Measures
We measure operating performance using the key metrics described below:
•Contract sales from the sale of vacation ownership products is considered to be an important operating measure because it reflects the pace of sales in our business.
•Total contract sales include contract sales from the sale of vacation ownership products, including non-consolidated joint ventures.
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures.
•Volume per guest (“VPG”) is calculated by dividing consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, and other sales that are not attributed to a sales tour (referred to as Tours, see below), by the number of tours in a given period. We believe that VPG is valuable in evaluating the effectiveness of the sales process as it combines the impact of average contract price with the number of touring guests who make a purchase.
•Tours is the number of sales tours performed during the applicable period, and generally includes virtual and offsite sales tours, and excludes telesales. We believe that Tours is a valuable metric because it represents the volume of touring guests.
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
•Segment financial results attributable to common stockholders represents revenues less expenses directly attributable to each applicable reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We consider this measure to be important in evaluating the performance of our reportable business segments. See Footnote 20 “Business Segments” to our Financial Statements for further information about our reportable business segments.
•Adjusted EBITDA margin represents Adjusted EBITDA divided by the Company’s total revenues less cost reimbursements revenues.
•Segment Adjusted EBITDA margin represents Segment Adjusted EBITDA divided by the applicable segment’s total revenues less cost reimbursements revenues.
NM = Not meaningful.

CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2024	2023	2022
REVENUES
Sale of vacation ownership products	$1,448	$1,460	$1,618
Management and exchange	843	813	827
Rental	645	571	551
Financing	342	322	293
Cost reimbursements	1,689	1,561	1,367
TOTAL REVENUES	4,967	4,727	4,656
EXPENSES
Cost of vacation ownership products	200	224	289
Marketing and sales	919	823	807
Management and exchange	482	442	444
Rental	481	452	382
Financing	146	113	75
General and administrative	243	273	249
Depreciation and amortization	146	135	132
Litigation charges	17	13	11
Restructuring	10	6	—
Royalty fee	114	117	114
Impairment	30	32	2
Cost reimbursements	1,689	1,561	1,367
TOTAL EXPENSES	4,477	4,191	3,872
(Losses) gains and other (expense) income, net	(1)	47	40
Interest expense, net	(162)	(145)	(118)
Transaction and integration costs	(18)	(37)	(125)
Other	(3)	(3)	1
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	306	398	582
Provision for income taxes	(89)	(146)	(191)
NET INCOME	217	252	391
Net loss attributable to noncontrolling interests	1	2	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$218	$254	$391

Operating Statistics

	Fiscal Years			2024 vs. 2023
(Contract sales $ in millions)	2024	2023	2022	Change
Vacation Ownership
Total contract sales	$1,829	$1,800	$1,874	$29	2%
Consolidated contract sales	$1,813	$1,772	$1,837	$41	2%
Joint venture contract sales	$16	$28	$37	$(12)	(43%)
VPG	$3,911	$4,088	$4,421	$(177)	(4%)
Tours	432,716	405,825	390,593	26,891	7%
Exchange & Third-Party Management
Total active members at end of year (000's)	1,546	1,564	1,566	(18)	(1%)
Average revenue per member	$154.34	$156.65	$179.48	$(2.31)	(1%)
Revenues

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Vacation Ownership	$4,730	$4,468	$4,342	$262	6%
Exchange & Third-Party Management	231	262	291	(31)	(12%)
Total Segment Revenues	4,961	4,730	4,633	231	5%
Consolidated Property Owners’ Associations	6	(3)	23	9	NM
Total Revenues	$4,967	$4,727	$4,656	$240	5%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. For purposes of our EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin calculations, we do not adjust for consumer financing interest expense associated with term securitization transactions because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to stockholders. We consider Adjusted EBITDA margin to be an indicator of our operating profitability. We also use Adjusted EBITDA and Adjusted EBITDA margin, as do analysts, lenders, investors, and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful as indicators of operating performance and profitability, respectively, because they allow for period-over-period comparisons of our ongoing core operations before the impact of the excluded items. Adjusted EBITDA and Adjusted EBITDA margin also facilitate comparisons by us, analysts, investors, and others of results from our ongoing core operations before the impact of these items with results from other companies.
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

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Net income attributable to common stockholders	$218	$254	$391	$(36)	(14%)
Interest expense, net	162	145	118	17	12%
Provision for income taxes	89	146	191	(57)	(39%)
Depreciation and amortization	146	135	132	11	8%
EBITDA	615	680	832	(65)	(10%)
Share-based compensation expense	33	31	39	2	5%
Certain items	79	50	95	29	NM
Adjusted EBITDA	$727	$761	$966	$(34)	(4%)
Adjusted EBITDA Margin	22.2%	24.0%	29.4%	(1.8 pts)
The table below details the components of Certain items for fiscal years 2024 and 2023.

	Fiscal Years
($ in millions)	2024		2023
ILG integration	$—		$15
Welk acquisition and integration	18		22
Transaction and integration costs		18		37
Purchase accounting adjustments		1		8
Litigation charges		17		13
Restructuring charges		10		6
Impairment charges		30		32
Early redemption of senior secured notes	—		10
Gain on disposition of hotel, land, and other	(8)		(8)
Foreign currency translation loss (gain)	13		(6)
Insurance proceeds	(5)		(9)
Change in indemnification asset	5		(31)
Change in estimates relating to pre-acquisition contingencies	(4)		—
Other	—		(3)
Losses (gains) and other expense (income), net		1		(47)
Other		2		1
Total Certain items		$79		$50
During the third quarter of 2023 and the second quarter of 2024, we discontinued classifying costs associated with the continued integration of ILG and Welk, respectively, in Transaction and integration costs. Further integration costs incurred after these periods are reflected in the operating results of each of our segments and/or General and administrative expenses.
Segment Adjusted EBITDA

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Vacation Ownership	$845	$883	$1,033	$(38)	(4%)
Exchange & Third-Party Management	102	130	148	(28)	(21%)
Segment Adjusted EBITDA	947	1,013	1,181	(66)	(6%)
General and administrative	(243)	(273)	(249)	30	11%
Other	23	21	34	2	6%
Adjusted EBITDA	$727	$761	$966	$(34)	(4%)

The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Segment financial results	$703	$777	$961	$(74)	(10%)
Depreciation and amortization	100	93	92	7	7%
Share-based compensation expense	8	8	7	—	—%
Certain items	34	5	(27)	29	NM
Segment Adjusted EBITDA	$845	$883	$1,033	$(38)	(4%)
Segment Adjusted EBITDA Margin	28.1%	30.7%	35.0%	(2.6 pts)
The table below details the components of Certain items for the Vacation Ownership segment financial results for fiscal years 2024 and 2023.

	Fiscal Years
($ in millions)	2024		2023
Purchase accounting adjustments		$1		$8
Litigation charges		18		12
Restructuring charges		1		—
Impairment charges		28		12
Gain on disposition of hotel, land, and other	(7)		(7)
Insurance proceeds	(5)		(9)
Change in indemnification asset	—		(9)
Change in estimates relating to pre-acquisition contingencies	(4)		—
Other	—		(4)
Gains and other income, net		(16)		(29)
Other		2		2
Total Certain items		$34		$5
Exchange & Third-Party Management

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Segment financial results	$69	$93	$132	$(24)	(26%)
Depreciation and amortization	28	31	31	(3)	(7%)
Share-based compensation expense	2	2	2	—	NM
Certain items	3	4	(17)	(1)	NM
Segment Adjusted EBITDA	$102	$130	$148	$(28)	(21%)
Segment Adjusted EBITDA Margin	45.9%	52.5%	55.2%	(6.6) pts
The table below details the components of Certain items for the Exchange & Third-Party Management segment financial results for fiscal years 2024 and 2023.

	Fiscal Years
($ in millions)	2024	2023
Litigation charges	$—	$1
Restructuring charges	1	—
Impairment charges	2	4
Gain on disposition of hotel, land, and other	(1)	(1)
Foreign currency translation loss	1	—
Total Certain items	$3	$4

BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 20 “Business Segments” to our Financial Statements for further information about our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2024	2023	2022
REVENUES
Sale of vacation ownership products	$1,448	$1,460	$1,618
Resort management and other services	612	568	534
Rental	605	531	509
Financing	342	322	293
Cost reimbursements	1,723	1,587	1,388
TOTAL REVENUES	4,730	4,468	4,342
EXPENSES
Cost of vacation ownership products	200	224	289
Marketing and sales	919	823	807
Resort management and other services	293	270	240
Rental	498	466	400
Financing	146	113	75
Depreciation and amortization	100	93	92
Litigation charges	18	12	9
Restructuring	1	—	—
Royalty fee	114	117	114
Impairment	28	12	2
Cost reimbursements	1,723	1,587	1,388
TOTAL EXPENSES	4,040	3,717	3,416
Gains and other income, net	16	29	37
Transaction and integration costs	—	—	(3)
Other	(3)	(3)	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$703	$777	$961

Sale of Vacation Ownership Products

	Fiscal Years						2024 vs. 2023
($ in millions)	2024	% of Consolidated Contract Sales, Net of Resales	2023	% of Consolidated Contract Sales, Net of Resales	2022	% of Consolidated Contract Sales, Net of Resales	Change
Consolidated contract sales	$1,813		$1,772		$1,837		$41	2%
Joint venture contract sales	16		28		37		(12)	(43%)
Total contract sales	1,829		1,800		1,874		29	2%
Less resales contract sales	(38)		(42)		(40)		4
Less joint venture contract sales	(16)		(28)		(37)		12
Consolidated contract sales, net of resales	1,775		1,730		1,797		45	3%
Plus:
Settlement revenue	38	2%	39	2%	36	2%	(1)
Resales revenue	19	1%	22	1%	20	1%	(3)
Revenue recognition adjustments:
Reportability	(2)	—%	3	—%	43	2%	(5)
Sales reserve	(278)	(16%)	(232)	(13%)	(170)	(9%)	(46)
Other(1)	(104)	(6%)	(102)	(6%)	(108)	(6%)	(2)
Sale of vacation ownership products	$1,448	82%	$1,460	84%	$1,618	90%	$(12)	(1%)

VPG	3,911		4,088		4,421		(177)	(4%)
Tours	432,716		405,825		390,593		26,891	7%
Financing propensity	55.9%		58.1%		53.9%		(2.2 pts)
Average FICO Score(2)	737		735		734
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
2024 Compared to 2023
Contract sales increased in 2024 due to a 7% increase in tours, partially offset by a 4% decline in VPG. The decrease in VPG was due to a larger percentage mix of international and North America first time buyer tours, both of which carry a lower VPG than existing owner tours. While existing owner VPG was in line with the prior year, first time buyer VPG declined 9%.
In the third quarter of 2023, we increased our vacation ownership notes receivable reserve to reflect then-current trends in delinquencies and default rates. We estimated the increase in our sales reserve primarily using information from a historical period of increased defaults. The $59 million additional reserve recorded in 2023 was the result of an adjustment to our future default rate estimate to reflect then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity.
During the second quarter of 2024, we increased our sales reserve by $70 million to reflect increases in expected cumulative loss rates for our vacation ownership notes receivable originated during 2021-2024. Consistent with our analysis in the third quarter of 2023, we considered the cumulative impact of inflation and mixed economic environment on delinquencies and default rates. We believed the related impact of higher than historical year-over-year increases in maintenance fees for 2023 and 2024 would continue to drive elevated delinquencies and defaults. As expected, maintenance fee increases for our points-based products for 2025, which were approved by the relevant property owners’ association, returned to levels consistent with historical experience. We have increased our sales reserve rate to reflect higher expected cumulative losses on new originations and do not expect to lower the sales reserve rate until we have sufficient evidence of improvement in delinquency and default rates.

Development Profit

	Fiscal Years						2024 vs. 2023
($ in millions)	2024	% of Revenue	2023	% of Revenue	2022	% of Revenue	Change
Sale of vacation ownership products	$1,448		$1,460		$1,618		$(12)	(1%)
Cost of vacation ownership products	(200)	(14%)	(224)	(15%)	(289)	(18%)	24	11%
Marketing and sales	(919)	(63%)	(823)	(56%)	(807)	(50%)	(96)	(12%)
Development profit	$329		$413		$522		$(84)	(20%)
Development profit margin	22.7%		28.3%		32.2%		(5.6 pts)
2024 Compared to 2023
The decrease in Development profit was due to the following:
•lower sales of vacation ownership products due to the increase in sales reserve discussed above; and
•higher marketing and sales costs due to:
•higher preview costs attributed to a $26 million increase in cost of occupancy and $4 million for higher tours volume;
•$28 million increase in tour generation costs;
•$19 million of higher compensation due to inflation and higher contract sales; and
•$19 million of higher information technology and other operating costs.
These changes were partially offset by:
•lower cost of vacation ownership products attributed to the sale of lower average cost inventory, including product cost true-up activity, partially offset by higher contract sales.
Resort Management and Other Services Revenues, Expenses and Profit

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Management fee revenues	$207	$180	$166	$27	15%
Ancillary revenues	266	252	241	14	6%
Other management and exchange revenues	139	136	127	3	3%
Resort management and other services revenues	612	568	534	44	8%
Resort management and other services expenses	(293)	(270)	(240)	(23)	(9%)
Resort management and other services profit	$319	$298	$294	$21	7%
Resort management and other services profit margin	52.1%	52.4%	55.1%	(0.3 pts)
Resort occupancy(1)	89.8%	88.1%	89.3%	1.7 pts
(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
2024 Compared to 2023
The increase in Resort management and other services revenues reflects higher management fees, higher ancillary revenues and higher club dues.
The increase in Resort management and other services expenses reflects an increase in ancillary expenses of $15 million due to increased volumes sold and operating costs, and an increase in customer services and exchange company expenses of $8 million due to wages, benefits, and other operating cost increases.

Rental Revenues, Expenses and Margin

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Rental revenues	$605	$531	$509	$74	14%
Rental expenses	(498)	(466)	(400)	(32)	(7%)
Rental profit	$107	$65	$109	$42	62%
Rental profit margin	17.6%	12.4%	21.4%	5.2 pts

Transient keys rented(1)	2,172,529	2,072,590	2,073,945	99,939	5%
Average transient key rate	$256.61	$268.79	$268.39	$(12.18)	(5%)
Rental occupancy(2)	72.3%	68.2%	70.3%	4.1 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
2024 Compared to 2023
Rental profit, excluding profit from owned hotels, increased due to:
•$43 million of higher plus points revenue attributed to enhanced sales incentive programs put in place during COVID, which increased the amount of plus points issued and lengthened the use period; and
•$26 million increase in costs allocated to marketing and sales expense for occupancy used for previews.
These changes were partially offset by:
•$17 million of increased costs associated with higher owner utilization of third-party vacation and other offerings; and
•$12 million of decreased profit due to a lower average transient rate on higher keys rented and higher tidy and variable costs.
Rental profit for our owned hotels increased $2 million.
We expect rental profit to decline in 2025 due to a higher mix of keys in lower ADR markets, lower plus point revenue due the expiration of enhanced sales incentives programs put in place during COVID, additional preview usage and higher costs associated with unsold maintenance fees.
Financing Revenues, Expenses and Margin

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Financing revenues	$342	$322	$293	$20	6%
Financing expenses	(41)	(36)	(20)	(5)	(13%)
Consumer financing interest expense	(105)	(77)	(55)	(28)	(36%)
Financing profit	$196	$209	$218	$(13)	(6%)
Financing profit margin	57.4%	64.9%	74.5%	(7.5 pts)
Financing propensity	55.9%	58.1%	53.9%	(2.2 pts)
2024 Compared to 2023
The increase in Financing revenues reflects $20 million of higher interest income as a result of a higher average vacation ownership notes receivable balance and $1 million of higher late and service fees, partially offset by $1 million of higher plus point financing incentive costs (recorded as a reduction of interest income).
The increase in consumer financing interest expense is attributable to the higher average securitized debt at a higher average interest rate for our more recent term securitization transactions.

We expect our average interest rate to continue to increase as the current interest rate environment for new securitization transactions is higher than the average interest rate on our existing securitized debt. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates.
We expect our financing profit to remain flat in 2025.
Litigation Charges

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Litigation charges	$18	$12	$9	$6	54%
2024 Compared to 2023
During 2024 and 2023, litigation charges relate primarily to a land disposition in the U.S. and certain resorts in Europe.
Impairment

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Impairment	$28	$12	$2	$16	NM
During 2024, we recorded a non-cash impairment charge of $28 million related to Legacy-Welk inventory. The impairment charge reflects an elongated pace of sales at a higher marketing and selling cost than that estimated in purchase accounting.
During 2023, we recorded non-cash impairment charges of $8 million related to our investment in a joint venture, $2 million related to an ancillary operation in Europe, and $2 million related to an owned hotel.
Gains and Other Income

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Gains and other income, net	$16	$29	$37	$(13)	NM
During 2024, we recorded $6 million of gains on the disposition of excess real estate, $5 million related to the receipt of business interruption insurance proceeds, and a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.
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

EXCHANGE & THIRD-PARTY MANAGEMENT
Our Exchange & Third-Party Management segment is comprised of the Interval International and Aqua-Aston businesses. Results below include VRI Americas for the period prior to its disposition in the second quarter of 2022.

	Fiscal Years
($ in millions)	2024	2023	2022
REVENUES
Management and exchange	$182	$206	$226
Rental	40	40	42
Cost reimbursements	9	16	23
TOTAL REVENUES	231	262	291
EXPENSES
Management and exchange	122	118	120
Depreciation and amortization	28	31	31
Litigation charges	—	1	—
Restructuring	1	—	—
Impairment	2	4	—
Cost reimbursements	9	16	23
TOTAL EXPENSES	162	170	174
Gains and other income, net	—	1	15
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$69	$93	$132
Management and Exchange Profit

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Management and exchange revenue	$182	$206	$226	$(24)	(12%)
Management and exchange expense	(122)	(118)	(120)	(4)	(3%)
Management and exchange profit	$60	$88	$106	$(28)	(31%)
Management and exchange profit margin	33.2%	42.5%	47.0%	(9.3 pts)
2024 Compared to 2023
Interval International management and exchange revenues declined $11 million, or 6%, as a result of 7% lower exchange transaction volume, partially offset by a 4% increase in average exchange fees. The decrease in management and exchange revenue also reflects a $13 million decline in Aqua-Aston management revenues resulting from changes in demand in Maui, along with a decline in available nights across the portfolio. The decrease in management and exchange profit was primarily attributed to lower revenues and higher information technology expenses.
Rental Revenues

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Rental revenues	$40	$40	$42	$—	1%
2024 Compared to 2023
Results reflect a 6% increase in average fees per transaction and lower inventory acquisition costs, partially offset by an 8% decrease in transaction volume.

CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, net, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Fiscal Years
($ in millions)	2024	2023	2022
REVENUES
Resort management and other services	$49	$39	$67
Cost reimbursements	(43)	(42)	(44)
TOTAL REVENUES	6	(3)	23
EXPENSES
Resort management and other services	67	54	84
Rental	(17)	(14)	(18)
General and administrative	243	273	249
Depreciation and amortization	18	11	9
Litigation charges	(1)	—	2
Restructuring	8	6	—
Impairment	—	16	—
Cost reimbursements	(43)	(42)	(44)
TOTAL EXPENSES	275	304	282
(Losses) gains and other (expense) income, net	(17)	17	(12)
Interest expense, net	(162)	(145)	(118)
Transaction and integration costs	(18)	(37)	(122)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(466)	(472)	(511)
Provision for income taxes	(89)	(146)	(191)
Net loss attributable to noncontrolling interests	1	2	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(554)	$(616)	$(702)
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance and the changes attributed to the deconsolidation of certain individual Consolidated Property Owners’ Associations.

	Fiscal Years
($ in millions)	2024	2023	2022
REVENUES
Resort management and other services	$49	$39	$64
Cost reimbursements	(43)	(42)	(44)
TOTAL REVENUES	6	(3)	20
EXPENSES
Resort management and other services	67	54	84
Rental	(17)	(14)	(18)
Cost reimbursements	(43)	(42)	(44)
TOTAL EXPENSES	7	(2)	22
Losses and other expense, net	—	—	(3)
Interest expense, net	1	1	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	—	—	(5)
Provision for income taxes	(1)	(1)	(1)
Net loss attributable to noncontrolling interests	1	2	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$1	$(6)

General and Administrative

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
General and administrative	$243	$273	$249	$(30)	(11%)
2024 Compared to 2023
The decrease in General and administrative expense is primarily due to one-time information technology expenses incurred in 2023 and lower consulting and compliance related expenses, partially offset by higher variable compensation expense and higher operating costs.
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
Restructuring

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Restructuring	$8	$6	$—	$2	NM
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to modernize and optimize our processes and systems, including through advanced technology and automation, while focusing on efforts to increase sales efficiency and inventory optimization while capturing significant savings from initiatives related to procurement and corporate overhead. We believe that we can drive $150 million to $200 million of run rate benefits from these initiatives by the end of 2026, with half coming from cost savings and efficiencies with the balance from accelerating revenue growth. We expect to incur one-time costs related to these initiatives of approximately $100 million in each of 2025 and 2026 to enhance our customer platforms, products and services to achieve these benefits. We also expect additional savings that will benefit our owners’ maintenance fees. During 2024, we incurred $4 million of severance costs and $4 million of other costs associated with these efforts.
During 2023, we realigned our management structure, resulting in severance costs associated with the elimination of certain positions.
Impairment

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Impairment	$—	$16	$—	$(16)	NM
During 2023, upon our relocation to our new corporate headquarters, we recorded a non-cash impairment of a right-of-use asset related to operating leases for our legacy corporate headquarters located in Orlando, Florida, as we did not expect proceeds from subleasing these spaces to exceed our future obligations under the operating leases.
(Losses) Gains and Other (Expense) Income

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
(Losses) gains and other (expense) income, net	$(17)	$17	$(12)	$(34)	NM
In 2024, we recorded $12 million of foreign currency translation losses and $5 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
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

Interest Expense

	Fiscal Years			2024 vs. 2023
($ in millions)	2024	2023	2022	Change
Interest expense, net	$(162)	$(145)	$(118)	$(17)	(12%)
2024 Compared to 2023
The increase in Interest expense, net is attributed to higher variable interest expense and changes in outstanding borrowings during the comparative periods.
Income Tax

	Fiscal Years
($ in millions)	2024	2023	2022
Provision for income taxes	$(89)	$(146)	$(191)
Effective tax rate	29.0%	36.5%	32.9%
2024 Compared to 2023
The change in our income tax expense is attributable to lower income before income taxes and noncontrolling interests $23 million and benefits from changes in uncertain tax benefits and our valuation allowance ($78 million). These decreases were partially offset by certain state, foreign and permanent differences which were unfavorable to prior periods ($44 million), of which $20 million related to the removal of our permanent reinvestment assertion for earnings in certain non-U.S. entities.
Refer to Footnote 5 “Income Taxes” for additional information.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released model rules introducing a 15% global minimum tax rate for large multinational corporations (“Pillar 2”). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws enacted in relevant jurisdictions and concluded there is not a material effect on our tax provision for the year ended December 31, 2024. We will continue to evaluate the impact of additional Pillar Two legislative changes on future reporting periods.
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
At December 31, 2024, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 4.0, above our targeted range of 2.5 to 3.0, and we remain focused on reducing this ratio over time.
During the second quarter of 2024, we amended the Corporate Credit Facility to provide for a new $800 million term loan facility that is scheduled to mature on April 1, 2031 (the “New Term Loan”). The proceeds of the New Term Loan were used to refinance in full the Term Loan, which had a balance of $784 million as of March 31, 2024 and was scheduled to mature on August 31, 2025. We have no material principal payment obligations on our debt prior to 2026. See Footnote 16 “Debt” to our Financial Statements for further information related to maturities of our debt.
Sources of Liquidity
Cash from Operations
Our primary sources of funds from operations are (1) cash sales and down payments on financed sales, (2) cash from our financing operations, including principal and interest payments received on outstanding vacation ownership notes receivable, (3) cash from fee-based membership, exchange and rental transactions, and (4) cash generated from our rental and resort management and other services operations.

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
Typically, we receive cash at inception of the term securitization transaction for the amount of notes issued less fees and monies held in reserve and we receive cash during the life of the transaction in amounts reflecting the excess spread of interest received on the related vacation ownership notes receivable less the interest payable on the ABS securities, less administrative fees and amounts from related vacation ownership notes receivable that default. Loan defaults under securitizations offset a portion of the excess spread we receive, on a monthly basis. We completed two term securitization transactions in 2024 resulting in net proceeds of $863 million.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During 2024, and as of December 31, 2024, no securitized vacation ownership notes receivable pools were out of compliance with their respective required parameters. As of December 31, 2024, we had 12 term securitization transactions outstanding. Since 2000, we have issued approximately $10 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During 2024, we amended certain agreements associated with our Warehouse Credit Facility, which extended the revolving period from May 31, 2025 to June 11, 2026. At December 31, 2024, we had $124 million of borrowings outstanding on our Warehouse Credit Facility.
As of December 31, 2024, $110 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote 15 “Securitized Debt’ and Footnote 19 “Variable Interest Entities” for further information on these facilities.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 31, 2027, provides for up to $750 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At December 31, 2024, $125 million of borrowings and $18 million of letters of credit were outstanding under our Revolving Corporate Credit Facility. See Footnote 16 “Debt” to our Financial Statements for more information on interest rates pertaining to this facility.
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
Timing of Estimated Tax Payments
The Internal Revenue Service provided for the deferral of federal income tax payments as tax relief for businesses in parts of Florida affected by the hurricanes that occurred during the third and fourth quarters of 2024. This relief allows us to delay making certain estimated tax payments, without interest or penalty. As a result, we deferred $38 million of estimated tax payments from the third and fourth quarters of 2024 to the second quarter of 2025. Similarly, in the prior year, as tax relief for businesses in parts of Florida affected by the hurricanes that occurred in 2023, we were able to defer $32 million of estimated tax payments from the third and fourth quarters of 2023 to the first quarter of 2024.
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Fiscal Years
($ in millions)	2024	2023	2022
Inventory spending	$(183)	$(89)	$(138)
Purchase of property for future transfer to inventory	(10)	(27)	(12)
Inventory costs	150	176	242
Inventory spending (in excess of) less than cost of sales	$(43)	$60	$92
Although we have adequate inventory on hand, we intend to continue selectively pursuing growth opportunities by targeting high-quality inventory that allows us to add desirable new destinations to our systems with new on-site sales locations to support anticipated future contract sales growth. Where possible, we will structure transactions to limit our up-front capital investment and allow us to purchase finished inventory closer to the time it is needed for sale. These capital efficient vacation ownership transaction structures may consist of the development of new inventory, or the conversion of previously built units, by third parties. In addition, we may develop inventory on our balance sheet in key markets where we believe the opportunities will generate acceptable risk adjusted returns.
Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons for repurchasing inventory, we expect these repurchases will help stabilize the future cost of our vacation ownership products.
Our spending for real estate inventory in 2024 was higher than our cost of sales due to our acquisition of vacation ownership units in Waikiki and purchases under our VOI repurchase programs. Refer to Footnote 3 “Acquisitions and Dispositions” for information about acquisitions that occurred in 2024. Purchases of property for future transfer to inventory in 2023 included the acquisition of property in Charleston, South Carolina and Savannah, Georgia. To manage our inventory spending and more closely align it with future sales, we have delayed the construction of certain projects. We expect inventory spending to again be more than cost of sales for 2025 based upon our existing commitments to purchase inventory in 2025.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Fiscal Years
($ in millions)	2024	2023	2022
Vacation ownership notes receivable collections — non-securitized	$111	$152	$196
Vacation ownership notes receivable collections — securitized	521	444	446
Vacation ownership notes receivable originations	(1,015)	(987)	(980)
Vacation ownership notes receivable collections less than originations	$(383)	$(391)	$(338)
Vacation ownership notes receivable collections were less than originations in 2024, 2023 and 2022 due to the growth of our vacation ownership notes receivable portfolio. We expect vacation ownership notes receivable originations to continue to outpace vacation ownership notes receivable collections in 2025.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our current Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the year ended December 31, 2024	649,477	56	85.79
As of December 31, 2024	25,790,550	$2,461	$95.40
See Footnote 17 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of common stock during the year ended December 31, 2024 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 7, 2023	December 21, 2023	January 4, 2024	$0.76
February 15, 2024	February 29, 2024	March 14, 2024	$0.76
May 9, 2024	May 23, 2024	June 6, 2024	$0.76
September 4, 2024	September 19, 2024	October 3, 2024	$0.76
On December 6, 2024, our Board of Directors declared a quarterly dividend of $0.79 per share that was paid subsequent to the end of 2024, on January 3, 2025, to stockholders of record as of December 19, 2024.
Subsequent to the end of 2024, on February 20, 2025, our Board of Directors declared a quarterly dividend of $0.79 per share to be paid on March 19, 2025 to stockholders of record as of March 5, 2025.
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

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of December 31, 2024:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt(1)(2)	$3,439	$119	$1,508	$996	$816
Securitized debt(1)(3)	2,736	282	647	486	1,321
Purchase obligations(4)	538	224	283	19	12
Operating lease obligations(5)	117	25	39	22	31
Finance lease obligations(5)	535	18	30	26	461
Other long-term obligations	25	22	2	1	—
	$7,390	$690	$2,509	$1,550	$2,641
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
(4)Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding under such contracts and primarily relate to future purchases of property and vacation ownership units and information technology assets (hardware and software). Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
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
The following tables present consolidating financial information as of December 31, 2024, and for the fiscal year ended December 31, 2024, for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.

Condensed Consolidating Balance Sheet

	As of December 31, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$1	$14	$59	$123	$—	$197
Restricted cash	—	25	134	172	—	331
Accounts and contracts receivable, net	18	166	118	88	(3)	387
Vacation ownership notes receivable, net	—	177	161	2,102	—	2,440
Inventory	—	282	345	108	—	735
Property and equipment, net	—	280	652	238	—	1,170
Goodwill	—	—	3,117	—	—	3,117
Intangibles, net	—	—	763	27	—	790
Investments in subsidiaries	3,466	3,743	—	—	(7,209)	—
Other	148	199	261	105	(72)	641
Total assets	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808

Accounts payable	$51	$52	$164	$76	$—	$343
Advance deposits	—	68	79	15	—	162
Accrued liabilities	2	103	149	127	3	384
Deferred revenue	—	15	157	190	(8)	354
Payroll and benefits liability	—	103	86	31	—	220
Deferred compensation liability	—	143	48	4	—	195
Securitized debt, net	—	—	—	2,163	(27)	2,136
Debt, net	1,138	1,771	179	1	—	3,089
Other	—	2	118	19	—	139
Deferred taxes	—	121	236	31	(43)	345
MVW stockholders' equity	2,442	2,508	4,394	307	(7,209)	2,442
Noncontrolling interests	—	—	—	(1)	—	(1)
Total liabilities and equity	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808
Condensed Consolidating Statement of Income

	2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$1,146	$2,727	$1,137	$(43)	$4,967
Expenses	(44)	(1,291)	(2,542)	(827)	43	(4,661)
Benefit from (provision for) income taxes	13	71	(43)	(130)	—	(89)
Equity in net income (loss) of subsidiaries	249	411	—	—	(660)	—
Net income (loss)	218	337	142	180	(660)	217
Net loss attributable to noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to common stockholders	$218	$337	$142	$181	$(660)	$218
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
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for further information related to our critical accounting policies and estimates, which are as follows:
•Revenue recognition, including how we recognize revenue under ASC Topic 606 “Revenue from Contracts with Customers” for the sale of vacation ownership products, including our estimates of the sales reserve (variable consideration). Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenue. See Footnote 6 “Vacation Ownership Notes Receivable” to our Financial Statements for further information on our assessments of our originated vacation ownership notes receivable reserve.
•Inventories and cost of vacation ownership products, which requires estimation of future revenues and product costs to apply a relative sales value method specific to the vacation ownership industry and how we evaluate the fair value of our vacation ownership inventory.
•Valuation of goodwill and other intangible assets, including how we determine the fair value of goodwill and our other intangible assets and reporting units, and how we determine when an impairment loss should be recorded. During the fourth quarter of 2024, we conducted our annual goodwill impairment test and did not record any impairment charges. The estimated fair values of our reporting units exceeded their carrying amounts at the date of their most recent estimated fair value determination. During 2024, we evaluated our other intangible assets for impairment and did not record any impairment charges.
~~•~~Loss contingencies, including information on how we account for loss contingencies. Accruals for contingent liabilities are recorded when it is probable that a liability has been incurred, or an asset impaired, and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience, recommendations of legal counsel and, if applicable, other experts.
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
We are exposed to interest rate risk through borrowings on our Warehouse Credit Facility and our Corporate Credit Facility, which includes our Revolving Corporate Credit Facility and our Term Loan, as these facilities bear interest at variable rates. All other interest bearing debt, including securitized debt, incurs interest at fixed rates. Changes in interest rates also impact the fair value of our fixed-rate vacation ownership notes receivable and our fixed-rate debt. We issue securitized debt backed by consumer loans at least twice annually. To the extent interest rates are higher relative to the interest rates in our financing programs on our loans being securitized at the time of a transaction, the excess spread we realize over the life of a securitization will be lower. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates.
We manage the interest rate risk on our corporate debt through the use of fixed-rate debt and may also use interest rate hedges to fix a portion of our variable-rate debt. At December 31, 2024, the interest rate applicable to 68% (approximately $2 billion) of our corporate debt, excluding finance leases, was fixed and the interest rate applicable to the remaining 32% (approximately $921 million) was variable. Assuming we had no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at December 31, 2024 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of December 31, 2024 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2025	2026	2027	2028	2029	There-after	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.8%	$90	$63	$58	$50	$40	$222	$523	$527
Vacation ownership notes receivable — securitized	13.4%	$164	$171	$175	$176	$172	$1,059	$1,917	$1,981
Contracts receivable for financed VOI sales, net	12.5%	$4	$4	$4	$4	$4	$26	$46	$46
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.8%	$(183)	$(189)	$(298)	$(187)	$(183)	$(1,123)	$(2,163)	$(2,147)
Term Loan	6.6%	$(8)	$(8)	$(8)	$(8)	$(8)	$(756)	$(796)	$(796)
Revolving Corporate Credit Facility	6.3%	$—	$—	$(125)	$—	$—	$—	$(125)	$(125)
Senior Notes
2028 Notes	4.8%	$—	$—	$—	$(350)	$—	$—	$(350)	$(336)
2029 Notes	4.5%	$—	$—	$—	$—	$(500)	$—	$(500)	$(467)
2026 Convertible Notes	0.0%	$—	$(575)	$—	$—	$—	$—	$(575)	$(546)
2027 Convertible Notes	3.3%	$—	$—	$(575)	$—	$—	$—	$(575)	$(541)
We are exposed to currency exchange rate risk through investments in foreign subsidiaries that transact business in a currency other than the U.S. dollar and through the revaluation of assets and liabilities denominated in a currency other than the functional currency.
We may use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk and we do not use derivatives for trading or speculative purposes. However, we cannot assure you that these transactions will be as effective as we anticipate.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Cost of Vacation Ownership Products

Description of the Matter
The Company’s cost of vacation ownership products was $200 million for the year ended December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company accounts for the cost of vacation ownership products utilizing the relative sales value method in accordance with the authoritative guidance for accounting for real estate time-sharing transactions. Changes in estimates used in applying the relative sales value method are recognized in the period that the changes occur.

Auditing the Company’s application of the relative sales value method was challenging due to the nature and extent of audit effort required as the calculations are complex and contain a significant volume of data. Additionally, the determination of the cost of vacation ownership products was sensitive to the selection and application of assumptions, specifically future pricing assumptions, used in estimating future revenues from sale of vacation ownership products which are affected by expectations about future market and economic conditions.

Cost of Vacation Ownership Products

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the cost of vacation ownership products. For example, we tested controls over management’s review of the calculations, including the inputs and certain estimates, such as estimated future revenues from sale of vacation ownership products.
To test the cost of vacation ownership products, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the estimates discussed above and testing the completeness and accuracy of the data used by the Company in the calculations. For example, we agreed inputs to the calculations to historical data and source documentation and evaluated the estimates used in the calculations, such as estimated future revenues from sale of vacation ownership products, utilizing historical operating results. We involved real estate subject matter resources on our team because the application of the relative sales value method is unique to companies in the real estate time-sharing industry.

Originated Vacation Ownership Notes Receivable Reserve

Description of the Matter
As of December 31, 2024, the Company’s originated vacation ownership notes receivable reserve was $527 million. As discussed in Note 2 to the consolidated financial statements, for originated notes, the Company records the difference between the vacation ownership note receivable and variable consideration included in the transaction price for the sale of the related vacation ownership products as a reserve on the Company’s originated vacation ownership notes receivable. The estimate of the variable consideration for originated vacation ownership notes receivable is based on default rates that are an output of the Company’s static pool analyses and the estimates regarding future defaults.
Auditing the Company’s originated vacation ownership notes receivable reserve was challenging due to the nature and extent of audit effort required to test the static pool analyses, which are complex and contain a significant volume of data. Furthermore, the originated vacation ownership notes receivable reserve was sensitive to management’s assumptions regarding future default rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s originated vacation ownership notes receivable reserve process. For example, we tested controls over management’s review of the static pool analyses, including the significant inputs to the analyses, and review of the assumptions regarding future default rates.
To test the originated vacation ownership notes receivable reserve, we performed audit procedures that included, among others, assessing the methodology used, evaluating the assumptions regarding future default rates as discussed above, and testing the completeness and accuracy of the static pool analyses, including the significant inputs to the analyses. For example, we agreed inputs to the static pool analyses to historical data and source documentation. We also compared the assumptions regarding future defaults to the Company’s historical and current default rates and performed a retrospective review of the defaults projected from the analyses. We involved real estate subject matter resources on our team because the static pool analyses are unique to companies in the real estate time-sharing industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
February 28, 2025

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2024, 2023 and 2022
(In millions, except per share amounts)

	2024	2023	2022
REVENUES
Sale of vacation ownership products	$1,448	$1,460	$1,618
Management and exchange	843	813	827
Rental	645	571	551
Financing	342	322	293
Cost reimbursements	1,689	1,561	1,367
TOTAL REVENUES	4,967	4,727	4,656
EXPENSES
Cost of vacation ownership products	200	224	289
Marketing and sales	919	823	807
Management and exchange	482	442	444
Rental	481	452	382
Financing	146	113	75
General and administrative	243	273	249
Depreciation and amortization	146	135	132
Litigation charges	17	13	11
Restructuring	10	6	—
Royalty fee	114	117	114
Impairment	30	32	2
Cost reimbursements	1,689	1,561	1,367
TOTAL EXPENSES	4,477	4,191	3,872
(Losses) gains and other (expense) income, net	(1)	47	40
Interest expense, net	(162)	(145)	(118)
Transaction and integration costs	(18)	(37)	(125)
Other	(3)	(3)	1
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	306	398	582
Provision for income taxes	(89)	(146)	(191)
NET INCOME	217	252	391
Net loss attributable to noncontrolling interests	1	2	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$218	$254	$391

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$6.16	$6.96	$9.69
Diluted	$5.61	$6.28	$8.77

CASH DIVIDENDS DECLARED PER SHARE	$3.07	$2.92	$2.58
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2024, 2023 and 2022
(In millions)

	2024	2023	2022
NET INCOME	$217	$252	$391

Foreign currency translation adjustments	(21)	11	10
Reclassification of foreign currency translation adjustments realized upon disposition of entities	—	—	(10)
Derivative instrument adjustment, net of tax	(3)	(10)	31
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(24)	1	31

Net loss attributable to noncontrolling interests	1	2	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	2	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$194	$255	$422

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2024 and 2023
(In millions, except share and per share data)

	2024	2023
ASSETS
Cash and cash equivalents	$197	$248
Restricted cash (including $82 and $79 from VIEs, respectively)	331	326
Accounts and contracts receivable, net (including $16 and $15 from VIEs, respectively)	387	385
Vacation ownership notes receivable, net (including $1,917 and $1,912 from VIEs, respectively)	2,440	2,343
Inventory	735	634
Property and equipment, net	1,170	1,260
Goodwill	3,117	3,117
Intangibles, net	790	854
Other (including $131 and $99 from VIEs, respectively)	641	513
TOTAL ASSETS	$9,808	$9,680

LIABILITIES AND EQUITY
Accounts payable	$343	$362
Advance deposits	162	164
Accrued liabilities (including $4 and $4 from VIEs, respectively)	384	343
Deferred revenue	354	382
Payroll and benefits liability	220	205
Deferred compensation liability	195	168
Securitized debt, net (including $2,163 and $2,121 from VIEs, respectively)	2,136	2,096
Debt, net	3,089	3,049
Other	139	249
Deferred taxes	345	280
TOTAL LIABILITIES	7,367	7,298
Contingencies and Commitments (Note 13)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,852,678 and 75,807,882 shares issued, respectively	1	1
Treasury stock — at cost; 40,974,753 and 40,488,576 shares, respectively	(2,378)	(2,332)
Additional paid-in capital	3,975	3,955
Accumulated other comprehensive (loss) income	(8)	16
Retained earnings	852	742
TOTAL MVW STOCKHOLDERS' EQUITY	2,442	2,382
Noncontrolling interests	(1)	—
TOTAL EQUITY	2,441	2,382
TOTAL LIABILITIES AND EQUITY	$9,808	$9,680
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2024, 2023 and 2022
(In millions)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$217	$252	$391
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	146	135	132
Amortization of debt discount and issuance costs	26	23	25
Vacation ownership notes receivable reserve	279	230	150
Share-based compensation	33	31	39
Impairment charges	30	30	—
Gains and other income, net	(5)	(6)	(48)
Deferred income taxes	38	(64)	87
Net change in assets and liabilities:
Accounts and contracts receivable	(16)	(105)	(45)
Vacation ownership notes receivable originations	(1,015)	(987)	(980)
Vacation ownership notes receivable collections	632	596	642
Inventory	(33)	87	104
Other assets	(23)	(44)	(49)
Accounts payable, advance deposits and accrued liabilities	9	1	112
Deferred revenue	(27)	34	(9)
Payroll and benefit liabilities	16	(46)	53
Deferred compensation liability	11	15	13
Other liabilities	(109)	78	(38)
Deconsolidation of certain Consolidated Property Owners' Associations	—	—	(48)
Purchase of property for future transfer to inventory	(10)	(27)	(12)
Other, net	6	(1)	3
Net cash, cash equivalents, and restricted cash provided by operating activities	205	232	522
INVESTING ACTIVITIES
Proceeds from disposition of subsidiaries, net of cash and restricted cash transferred	—	—	94
Capital expenditures for property and equipment (excluding inventory)	(57)	(118)	(65)
Issuance of note receivable to VIE	—	—	(47)
Proceeds from collection of note receivable from VIE	—	—	47
Purchase of company owned life insurance	(16)	(10)	(18)
Purchase and development of property for future sale	(50)	—	—
Dispositions, net	8	16	3
Other, net	—	—	2
Net cash, cash equivalents, and restricted cash (used in) provided by investing activities	(115)	(112)	16
Continued
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2024, 2023 and 2022
(In millions)

	2024	2023	2022
FINANCING ACTIVITIES
Borrowings from securitization transactions	1,324	1,492	1,031
Repayment of debt related to securitization transactions	(1,282)	(1,331)	(945)
Proceeds from debt	2,135	1,070	1,266
Repayments of debt	(2,107)	(1,221)	(935)
Purchase of convertible note hedges	—	—	(107)
Proceeds from issuance of warrants	—	—	43
Finance lease incentive	—	10	3
Finance lease payment	(6)	(5)	(4)
Payment of debt and securitized debt issuance costs	(25)	(12)	(15)
Repurchase of common stock	(56)	(286)	(701)
Payment of dividends	(107)	(106)	(99)
Payment of withholding taxes on vesting of restricted stock units	(8)	(12)	(23)
Net cash, cash equivalents, and restricted cash used in financing activities	(132)	(401)	(486)
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	(4)	1	(1)
Change in cash, cash equivalents, and restricted cash	(46)	(280)	51
Cash, cash equivalents, and restricted cash, beginning of year	574	854	803
Cash, cash equivalents, and restricted cash, end of year	$528	$574	$854

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of debt in connection with asset acquisition	$—	$—	$11
Non-cash transfer from inventory to property and equipment	21	12	47
Non-cash transfer from property and equipment to inventory	93	57	13
Non-cash transfer from property and equipment to other assets	52	—	—
Non-cash transfer from other assets to property and equipment	—	—	14
Non-cash issuance of treasury stock for employee stock purchase plan	5	5	5

Dividends payable	28	27	27
Interest paid, net of amounts capitalized	247	204	149
Income taxes paid, net of refunds	133	141	57

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years 2024, 2023 and 2022
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Non-controlling Interests	Total Equity

75.5	BALANCE AT YEAR-END 2021	$1	$(1,356)	$4,072	$(16)	$275	$2,976	$10	$2,986
—	Impact of adoption of ASU 2020-06	—	—	(111)	—	31	(80)	—	(80)
75.5	OPENING BALANCE 2022	1	(1,356)	3,961	(16)	306	2,896	10	2,906
—	Net income	—	—	—	—	391	391	—	391
—	Foreign currency translation adjustments	—	—	—	10	—	10	—	10
—	Reclassification of foreign currency translation adjustments realized upon disposition of subsidiary	—	—	—	(10)	—	(10)	—	(10)
—	Derivative instrument adjustment	—	—	—	31	—	31	—	31
—	Adjustment for 2022 Convertible Note Hedges	—	—	6	—	—	6	—	6
—	Tax effect on equity, convertible notes	—	—	25	—	—	25	—	25
0.2	Share-based compensation plans	—	2	13	—	—	15	—	15
—	Purchase of convertible note hedges	—	—	(107)	—	—	(107)	—	(107)
—	Issuance of warrants	—	—	43	—	—	43	—	43
—	Expiration of warrants	—	—	(3)	—	—	(3)	—	(3)
—	Repurchase of common stock	—	(701)	—	—	—	(701)	—	(701)
—	Dividends	—	—	—	—	(104)	(104)	—	(104)
—	Employee stock plan issuance	—	1	3	—	—	4	—	4
—	Deconsolidation of certain Consolidated Property Owners' Associations	—	—	—	—	—	—	(8)	(8)
75.7	BALANCE AT YEAR-END 2022	1	(2,054)	3,941	15	593	2,496	2	2,498
—	Net income (loss)	—	—	—	—	254	254	(2)	252
—	Foreign currency translation adjustments	—	—	—	11	—	11	—	11
—	Derivative instrument adjustment	—	—	—	(10)	—	(10)	—	(10)
0.1	Share-based compensation plans	—	8	14	—	—	22	—	22
—	Repurchase of common stock	—	(286)	—	—	—	(286)	—	(286)
—	Dividends	—	—	—	—	(105)	(105)	—	(105)
75.8	BALANCE AT YEAR-END 2023	1	(2,332)	3,955	16	742	2,382	—	2,382
—	Net income (loss)	—	—	—	—	218	218	(1)	217
—	Foreign currency translation adjustments	—	—	—	(21)	—	(21)	—	(21)
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.1	Share-based compensation plans	—	10	20	—	—	30	—	30
—	Repurchase of common stock	—	(56)	—	—	—	(56)	—	(56)
—	Dividends	—	—	—	—	(108)	(108)	—	(108)
75.9	BALANCE AT YEAR-END 2024	$1	$(2,378)	$3,975	$(8)	$852	$2,442	$(1)	$2,441
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW,” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered notes in the Financial Statements, unless otherwise noted. We refer to Marriott International, Inc. as “Marriott International” and Marriott International’s Marriott Bonvoy customer loyalty program as “Marriott Bonvoy.” Additionally, we use the term “Marriott Vacation Ownership” to refer to our Marriott, Sheraton, and Westin branded businesses and the term “Hyatt Vacation Ownership” to refer to our Hyatt branded business. We also use certain other terms that are defined within these Financial Statements.
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
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties in the broader macroeconomic environment, including inflation, continuing high interest rates, mixed economic indicators, increased consumer debt, continuing global insecurity and political uncertainty, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
Acquisition of Welk
On April 1, 2021 (the “Welk Acquisition Date”), we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brand that we acquired in the Welk Acquisition as “Legacy-Welk.” During 2023, we rebranded all Legacy-Welk resorts as Hyatt Vacation Club resorts.
Acquisition of ILG and Disposition of VRI Americas
On September 1, 2018, we completed the acquisition of ILG, LLC, formerly known as ILG, Inc. (“ILG”), through a series of transactions (the “ILG Acquisition”), after which ILG became our indirect wholly-owned subsidiary. We refer to our business associated with brands that existed prior to the ILG Acquisition as “Legacy-MVW” and to ILG’s business and brands that we acquired as “Legacy-ILG.” The businesses acquired from ILG that we currently operate as part of our Vacation Ownership business include Vistana Signature Experiences, which includes vacation ownership products branded as Sheraton or Westin, and Hyatt Vacation Ownership. The businesses acquired from ILG that we currently operate as part of our Exchange & Third-Party Management business include Interval International and Aqua-Aston Hospitality.
As part of the ILG Acquisition, we also acquired the Vacation Resorts International and Trading Places International businesses (together, the “VRI Americas” business). Our Financial Statements reflect the disposition of the VRI Americas business on April 29, 2022.

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
In connection with the sale of vacation ownership products, we provide sales incentives to certain purchasers. Incentives typically include Marriott Bonvoy points, Hyatt’s customer loyalty program points (“World of Hyatt” points), or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts or for use in an exclusive selection of travel packages provided by third-party tour operators (the “Explorer Collection” or “BEYOND”), generally up to two years from the date of issuance.
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
Our assessment of collectability of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which primarily rely on historical payment data by customer class. We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the VOI they have acquired. Variable consideration which has not been included within the transaction price is presented as a reserve on contracts receivable or vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on contracts receivable and originated vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2024 by $68 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods due to the increase in our reserve for originated vacation ownership notes receivable.
See Footnote 6 “Vacation Ownership Notes Receivable” for additional information on our reserve for vacation ownership notes receivable and adjustments recorded for the years presented.
In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
We recognize revenues from the sale of vacation ownership products when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible. Based upon the different terms of our contracts with the customer and business practices, control of the vacation ownership product has historically transferred to the customer at different points in time for each brand of VOIs. In the third quarter of 2022 and the fourth quarter of 2024, we aligned our business practices and contract terms for the sale of vacation ownership products (the “Contract Alignments”), resulting in the prospective change in the timing of the transfer of control to the customer for Marriott-branded VOIs and Hyatt-branded VOIs derived from Legacy-Welk sales contracts, respectively. Prior to these changes, control transfer occurred at closing for these vacation ownership products. Subsequent to the Contract Alignments, transfer of control of these vacation ownership products occurs at expiration of the statutory rescission period, consistent with the historical timing of Sheraton-, Westin- and Hyatt- branded transactions. Marriott-branded VOIs and Hyatt-branded VOIs derived from Legacy-Welk sales contracts executed prior to the applicable Contract Alignment have been accounted for with the transfer of control of the VOI occurring at closing.

At the time at which we recognize revenue for VOIs, we temporarily record a contract receivable for both cash contracts and financed contracts, until the time at which we collect the cash or originate a vacation ownership note receivable, which occurs at closing.
Revenue for plus points is recorded as Deferred revenue on our Balance Sheets at closing and is recognized as rental revenue upon transfer of control to the customer, which typically occurs upon delivery of the incentive, or at the point in time when the incentive is redeemed. For incentives provided by third parties (i.e. Marriott Bonvoy points, World of Hyatt points, third-party Explorer Collection offerings, or BEYOND), we evaluated whether we control the underlying good or service prior to delivery to the customer. We concluded that we are an agent for those incentives which we do not control prior to delivery and as such record the related revenue net of the related cost upon recognition.
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
Transaction-based fees are typically collected at a point in time and are recognized as revenue at the point in time at which the relevant goods or services are transferred to the customer. For transaction-based fees, we evaluate whether we control the underlying goods or services prior to delivery to the customer. Transaction-based fees from exchanges and other transactions in our Exchange & Third-Party Management segment are generally recognized when confirmation of the transaction is provided and services have been rendered. For transactions where we do not control the goods or services prior to delivery, the related revenue is recorded net of the related cost upon recognition.
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
We also generate revenues from vacation packages sold to our customers. The packages have an expiration period of six to twenty-four months, and payments for such packages are non-refundable and generally paid by the customer in advance. Payments received in advance are recorded as Advance deposits on our Balance Sheets until the revenue is recognized, when occupancy has occurred. For rental revenues associated with vacation ownership products which we own and which are registered and held for sale, to the extent that the proceeds are less than costs, revenues are reported net in accordance with ASC Topic 978, “Real Estate – Time-Sharing Activities.”
For certain rental revenues associated with our Exchange & Third-Party Management segment, revenue is recognized when confirmation of the transaction is provided because we concluded we are an agent for these transactions.

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
Earnings Per Share Attributable to Common Stockholders
Basic earnings per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share attributable to common stockholders by application of the treasury stock method.
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
Accounts Receivable
Accounts receivable are comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our credit loss reserve for accounts receivable by considering a number of factors, including previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection. Accounts receivable is presented net of a reserve for credit losses of $10 million and $5 million at December 31, 2024 and December 31, 2023, respectively. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income.
Loan Loss Reserves
Acquired Vacation Ownership Notes Receivable Reserve for Credit Losses
As part of both the ILG Acquisition and Welk Acquisition, we acquired existing portfolios of vacation ownership notes receivable. We account for these acquired vacation ownership notes receivable using the purchased credit deteriorated assets provision of the current expected credit loss model, whereby we established a reserve for credit losses and a corresponding increase in the book value of the acquired vacation ownership notes receivable, resulting in no impact to the recorded balance. The estimates of the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses. Any changes in the reserve for credit losses are recorded as Financing expenses on our Income Statements. For acquired vacation ownership notes receivable, the estimated collateral value is transferred from vacation ownership notes receivable to inventory upon foreclosure or revocation of the related vacation ownership note receivable.
Contracts Receivable and Originated Vacation Ownership Notes Receivable Reserve
We record the difference between the contract receivable or vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our contracts receivable or originated vacation ownership notes receivable, as applicable. See Footnote 6 “Vacation Ownership Notes Receivable” for further information.
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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for the cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related originated vacation ownership note receivable). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and to be recorded in Cost of vacation ownership product expenses on the Income Statements to retrospectively adjust the margin previously recorded subject to those estimates to the amounts that would have been recorded historically had the revised estimates been used. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $39 million, $36 million and $24 million during 2024, 2023 and 2022, respectively.
Property and Equipment
Property and equipment includes our sales centers, golf courses, information technology, including internal use software, finance lease assets, and other assets used in the normal course of business, as well as land held for future vacation ownership product development, and undeveloped and partially developed land parcels that are not part of an approved development plan and do not meet the criteria to be classified as held for sale. In addition, fully developed VOIs are classified as property and equipment until they are registered and available for sale. We record property and equipment at cost, including capitalized interest and real estate taxes incurred during active development. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to forty years), and we amortize leasehold improvements over the shorter of the asset life or lease term.
Cloud Computing Arrangements
We have entered into various cloud computing arrangements that are considered service contracts. We capitalize certain qualified implementation costs incurred in connection with these arrangements, including both internal and external costs. Capitalization of costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the project, and it is probable that the project will be completed and will be used to perform the function intended. We cease capitalization of such costs when the implementation activities are complete. Capitalized implementation costs of $35 million and $28 million are recorded in Other assets on our Balance Sheets as of December 31, 2024 and December 31, 2023, respectively.
We amortize capitalized implementation costs to an operating expense using the straight-line method over the term of the cloud computing arrangement (3 to 5 years). To the extent that we conclude we will not complete a project, we expect to cease using the services such capitalized costs are related to or expect to terminate the cloud computing arrangement early, we write off the remaining capitalized cost.
Leases
We account for leases in accordance with ASC Topic 842, “Leases” (“ASC 842”). We determine if an arrangement is or contains a lease at contract inception. Operating leases include lease arrangements for land, office space, real estate, sales centers, as well as various facilities and equipment supporting our operations, with varying terms and renewal option periods.
Finance leases include lease arrangements for our corporate headquarters in Orlando, Florida, as well as other operations space. We also have a long-term finance lease for land underlying an operating hotel. In addition, we lease various equipment supporting our operations and classify these leases as finance leases in accordance with ASC 842. The depreciable life of these assets is limited to the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Short-term leases, which have an initial term of a year or less, are not recorded on the balance sheet. For purposes of calculating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions are the primary factor used to estimate whether an option to extend a lease term will be exercised or not. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Right-of-use assets exclude the unamortized portion of lease incentives received. Certain of our lease agreements include variable rental payments that are based on a percentage of sales over contractual levels and others include rental payments adjusted periodically for inflation. Additionally, with respect to our real estate leases, we do not separate lease and non-lease components.
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

Convertible Notes
In the first quarter of 2022, we adopted Accounting Standards Update (“ASU”) 2020-06 – “Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), using the modified retrospective method. Subsequent to the adoption of ASU 2020-06, our convertible senior notes are accounted for entirely as a liability and measured at their amortized cost as we are no longer required to separate our convertible notes into liability and equity components, and are required to calculate the impact of our convertible notes on diluted earnings per share using the “if-converted” method, regardless of intent to settle or partially settle the debt in cash. Under the “if-converted” method, diluted earnings per share is generally calculated assuming that all of our convertible notes are converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method reduces our reported diluted earnings per share. The impacts of the adoption were recorded as a cumulative effect in the opening balance of retained earnings and the conversion feature related to our convertible notes was reclassified from equity to liabilities. In addition, we eliminated the related equity adjustment associated with the deferred tax liability. The adoption of ASU 2020-06 on January 1, 2022 resulted in an increase in debt of $107 million, a decrease in additional paid-in capital of $111 million, and a decrease in deferred taxes of $27 million, as well as a cumulative effect adjustment to the opening balance of retained earnings of $31 million. We continue to amortize the remaining debt issuance costs associated with our convertible notes over the respective terms of our convertible notes.
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
We are exposed to market risk from changes in interest rates, currency exchange rates, and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through pricing policies that may take into account currency exchange rates, and by entering into derivative arrangements. We may use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk and we do not use derivatives for trading or speculative purposes.
We have no outstanding derivative instruments as of December 31, 2024.
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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from owners’ associations) for our participating employees totaling $24 million in 2024, $24 million in 2023, and $23 million in 2022.

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
To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For both 2024 and 2023, participants were able to select a rate of return based on market-based investment alternatives for up to 100% of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5%.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2024 and December 31, 2023, the value of the assets held in the rabbi trust was $131 million and $99 million, respectively, and is included in the Other line within assets on our Balance Sheets.
Share-Based Compensation Costs
During the second quarter of 2024, our stockholders approved the Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”), which supersedes the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan and the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (collectively, the “Prior Plans”). No new awards will be granted under the Prior Plans and all awards that were granted under the Prior Plans will remain outstanding and continue to be governed by the Prior Plans.
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
SARs awarded under the MVW Equity Plan are granted at exercise prices or strike prices equal to the market price of our common stock on the date of grant (this price is referred to as the “base value”). SARs generally expire ten years after the date of grant and both vest and become exercisable in cumulative installments of one quarter of the grant per year in each of the first four years following the date of grant. Upon exercise of SARs, our employees and non-employee directors receive a number of shares of our common stock equal to the number of SARs being exercised, multiplied by the quotient of (a) the market price of the common stock on the date of exercise (this price is referred to as the “final value”) minus the base value, divided by (b) the final value.
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
New Accounting Standards
Accounting Standards Update 2023-07 – “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”)
In the fourth quarter of 2024, we adopted ASU 2023-07, which updated reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information to help users of financial statements understand how the chief operating decision maker evaluates segment expenses and operating results. The ASU did not change how we identify operating segments. The adoption of ASU 2023-07 on a retrospective basis, did not have a material impact on our financial statements, but rather enhanced our disclosure of segment information. See Footnote 20 “Business Segments” for the additional disclosures required by the adoption of ASU 2023-07.
Future Adoption of Accounting Standards
Accounting Standards Update 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 primarily enhances and expands both the annual income tax rate reconciliation disclosure and the annual income taxes paid disclosure. This update is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis, with early adoption permitted. We expect to begin providing the enhanced disclosures required by this ASU in our Annual Report on Form 10-K for the year ending December 31, 2025.
Accounting Standards Update 2024-03 - “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”)
In November 2024, the FASB issued ASU 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact that the adoption of this update, including the timing of implementation, will have on our disclosures.
Accounting Standards Update 2024-04 - “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”)
In November 2024, the FASB issued ASU 2024-04, which requires an entity to account for certain early settlements of convertible debt instruments as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing convertible debt instrument. This update is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted for all entities that have adopted the amendments in ASU 2020-06. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. We are evaluating the impact that the adoption of this update, including the timing of implementation, will have on our disclosures.

3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Orlando, Florida
During the fourth quarter of 2024, we acquired a parcel of land in Orlando, Florida for $11 million, which we plan to develop into a 289-unit Hyatt-branded vacation ownership property. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
Waikiki, Hawaii
During the third quarter of 2024, we acquired 38 completed vacation ownership units located at our Marriott Vacation Club, Waikiki property for $65 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory. See Footnote 19 “Variable Interest Entities” for additional information about this transaction, including our remaining commitment related to this property, and our activities relating to the VIE involved in this transaction.
Additionally, during the first quarter of 2024, we acquired retail space located at our Marriott Vacation Club, Waikiki property for $48 million. The transaction was accounted for as an asset acquisition and was classified as held-for-sale and included in Other assets as of December 31, 2024.
Savannah, Georgia
During 2023, we acquired a property in Savannah, Georgia for $19 million. We plan to convert the property into a 73-unit Westin-branded vacation ownership property. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
Charleston, South Carolina
During 2023, we acquired a parcel of land and an adjacent retail space in Charleston, South Carolina for $17 million. We plan to develop the parcel of land into a 50-unit Westin-branded vacation ownership property and use a portion of the retail space to operate a sales center. The transaction was accounted for as an asset acquisition and was recorded in Property and equipment, net.
Bali
During 2022, we acquired 88 completed vacation ownership units, as well as a sales center, located in Bali, Indonesia for $36 million. The transaction was accounted for as an asset acquisition and the purchase price was allocated to Property and equipment, net. As consideration for the acquisition, we paid $12 million in cash and issued a non-interest bearing note payable for $11 million, of which $6 million was repaid in the first quarter of 2023 and the remainder was repaid in the first quarter of 2024. Further, we reclassified $13 million of previous deposits associated with the project from Other assets to Property and equipment, net.
Dispositions
During 2022, we disposed of VRI Americas for proceeds of $56 million, net of cash and restricted cash transferred to the buyer of $12 million, after determining that this business was not a core component of our future growth strategy and operating model. The results of VRI Americas are included in our Exchange and Third-Party Management segment through the date of the sale. The net carrying value of VRI Americas as of the date of the disposition was $51 million, including $25 million of goodwill and $20 million of intangible assets. As a result of the disposition, we recorded a gain of $17 million in (Losses) gains and other (expense) income, net on our Income Statement for the year ended December 31, 2022.
Additionally, during 2022, we disposed of entities that owned and operated a Vacation Ownership segment hotel in Puerto Vallarta, Mexico, for proceeds of $38 million, net of cash and restricted cash transferred to the buyer of $3 million, consistent with our strategy to dispose of non-strategic assets. The net carrying value of the business disposed of as of the date of the disposition, excluding the cumulative translation adjustment, was $18 million, substantially all of which was for property and equipment. As a result of this disposition, we recorded a gain of $33 million in (Losses) gains and other (expense) income, net on our Income Statement for the year ended December 31, 2022, which included the realization of cumulative foreign currency translation gains of $10 million associated with the disposition of these entities.

4. REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,448	$—	$—	$1,448

Ancillary revenues	266	4	—	270
Management fee revenues	207	12	(5)	214
Exchange and other services revenues	139	166	54	359
Management and exchange	612	182	49	843

Rental	605	40	—	645

Cost reimbursements	1,723	9	(43)	1,689
Revenue from contracts with customers	4,388	231	6	4,625

Financing	342	—	—	342
Total Revenues	$4,730	$231	$6	$4,967

	2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,460	$—	$—	$1,460

Ancillary revenues	252	5	—	257
Management fee revenues	180	24	(3)	201
Exchange and other services revenues	136	177	42	355
Management and exchange	568	206	39	813

Rental	531	40	—	571

Cost reimbursements	1,587	16	(42)	1,561
Revenue from contracts with customers	4,146	262	(3)	4,405

Financing	322	—	—	322
Total Revenues	$4,468	$262	$(3)	$4,727

	2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,618	$—	$—	$1,618

Ancillary revenues	241	4	—	245
Management fee revenues	166	34	(5)	195
Exchange and other services revenues	127	188	72	387
Management and exchange	534	226	67	827

Rental	509	42	—	551

Cost reimbursements	1,388	23	(44)	1,367
Revenue from contracts with customers	4,049	291	23	4,363

Financing	293	—	—	293
Total Revenues	$4,342	$291	$23	$4,656
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,652	$91	$6	$2,749
Goods or services transferred at a point in time	1,736	140	—	1,876
Revenue from contracts with customers	$4,388	$231	$6	$4,625

	2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,411	$111	$(3)	$2,519
Goods or services transferred at a point in time	1,735	151	—	1,886
Revenue from contracts with customers	$4,146	$262	$(3)	$4,405

	2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,168	$130	$23	$2,321
Goods or services transferred at a point in time	1,881	161	—	2,042
Revenue from contracts with customers	$4,049	$291	$23	$4,363

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either December 31, 2024 or December 31, 2023.

($ in millions)	At December 31, 2024	At December 31, 2023
Receivables
Accounts and contracts receivable, net	$250	$265
Vacation ownership notes receivable, net	2,440	2,343
	$2,690	$2,608

Contract Liabilities
Advance deposits	$162	$164
Deferred revenue	354	382
	$516	$546
Revenue recognized during the year ended December 31, 2024 that was included in our contract liabilities balance at December 31, 2023 was $367 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At December 31, 2024, approximately 95% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At December 31, 2024	At December 31, 2023
Receivables from contracts with customers, net	$250	$265
Interest receivable	20	18
Tax receivable	57	44
Indemnification assets	34	40
Employee tax credit receivable	10	11
Other	16	7
	$387	$385

5. INCOME TAXES
Income Tax Provision
The following table presents the components of our Income before income taxes and noncontrolling interests for the last three fiscal years:

($ in millions)	2024	2023	2022
United States	$281	$419	$508
Non-U.S. jurisdictions	25	(21)	74
	$306	$398	$582
Our (provision for) benefit from income taxes consisted of:

($ in millions)		2024	2023	2022
Current	– U.S. Federal	$(28)	$(123)	$(91)
	– U.S. State	(20)	(21)	(23)
	– Non-U.S.	(7)	(62)	5
		(55)	(206)	(109)

Deferred	– U.S. Federal	(23)	27	(13)
	– U.S. State	(15)	12	(26)
	– Non-U.S.	4	21	(43)
		(34)	60	(82)
		$(89)	$(146)	$(191)
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate:

	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.6	4.5	5.0
Share-based compensation, net of Section 162(m) limitation	0.8	0.3	(0.2)
Other permanent differences(1)	1.0	(3.0)	1.5
Tax rate changes	0.3	(0.8)	2.8
Non-U.S. income	9.4	2.7	5.5
Tax credits	(0.8)	(0.6)	(0.2)
Unrecognized tax benefits	(6.3)	5.5	(2.7)
Change in valuation allowance	(2.6)	7.1	1.0
Other items	1.6	(0.2)	(0.8)
Effective rate	29.0%	36.5%	32.9%
(1)The 2024 permanent differences are primarily related to non-deductible interest, other expenses and foreign taxes partially offset by non-taxable income. The 2023 permanent differences are primarily related to non-taxable income and foreign taxes deducted in the U.S. The 2022 permanent differences primarily relate to non-deductible interest.
We conduct business in countries that grant “holidays” from income taxes for ten to thirty-year periods. These holidays expire through 2034 and may be impacted by the global minimum tax rules (Pillar 2) set forth for large multinational corporations.

Deferred Income Taxes
The following table presents the significant components of our deferred tax assets and liabilities:

($ in millions)	At Year-End 2024	At Year-End 2023
Deferred Tax Assets
Inventory	$74	$193
Reserves	166	139
Convertible debt	24	34
Deferred compensation	42	35
Property and equipment	73	56
Non-cash compensation	15	15
Net operating loss and capital loss carryforwards	143	153
Accrued expenses	30	21
Tax credits	30	27
Right-of-use asset	50	50
Other, net	31	25
Deferred tax assets	678	748
Less valuation allowance	(163)	(179)
Net deferred tax assets	515	569

Deferred Tax Liabilities
Long lived intangible assets	(189)	(199)
Deferred sales of VOIs	(549)	(578)
Right-of-use liability	(43)	(44)
Other, net	(41)	(14)
Deferred tax liabilities	(822)	(835)

Total net deferred tax liabilities	$(307)	$(266)
In 2024, the change in our valuation allowance is primarily related to realization of non-U.S. loss carryforwards.
We have $6 million in foreign capital loss carryforwards and $126 million of foreign net operating loss carryforwards, some of which begin expiring in 2025; however, a significant portion of the net operating loss carryforwards have indefinite carryforward periods. We have $8 million of state net operating loss carryforwards, the majority of which will not expire within the next five years, $3 million of business interest deduction carryforwards and $7 million of state tax credit carryforwards, both of which have an indefinite carryforward period.
In 2024, we elected to remove our permanent reinvestment assertion related to the undistributed earnings of certain foreign subsidiaries and accrued the applicable taxes of $20 million related to this decision. Subsequent to this change, we no longer have any subsidiaries for which undistributed earnings are treated as permanently reinvested.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

($ in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$106	$25	$26
Increases related to tax positions taken during a prior period	8	87	3
Decreases related to tax positions taken during a prior period	(82)	(6)	(4)
Decreases as a result of a lapse of the applicable statute of limitations	(9)	—	—
Unrecognized tax benefits at end of year	$23	$106	$25

The increase in the unrecognized tax benefits during 2023 and subsequent decrease during 2024 is primarily related to an $80 million proposed tax method change in 2023, which was filed with the IRS in 2024.
The total amount of gross interest and penalties accrued relating to unrecognized tax benefits was $37 million at December 31, 2024 and $48 million at December 31, 2023, which is predominantly attributable to non-U.S. jurisdictions. We recognized an income tax benefit of $11 million in 2024, an income tax expense of $20 million in 2023, and an income tax benefit of $14 million in 2022, related to accrued interest and penalties. Unrecognized tax benefits (including interest and penalties) of $29 million and $38 million, net of indemnification, would have impacted the effective tax rate for the years ended December 31, 2024 and December 31, 2023, respectively, if recognized.
We anticipate $31 million of unrecognized tax benefits, including interest and penalties, will be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., (the “Tax Matters Agreement”) and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheets.
Our income tax returns are subject to examination by relevant tax authorities. Certain of our returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.
Other
As of December 31, 2024, the $16 million tax reserve for non-income tax issues is predominantly related to the ILG Acquisition. We expect that we will be indemnified for liabilities of $3 million in connection with the Legacy-ILG non-income tax matters pursuant to the Tax Matters Agreement and consequently have recorded a corresponding indemnification asset.
6. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	December 31, 2024			December 31, 2023
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,824	$93	$1,917	$1,764	$148	$1,912

Eligible for securitization(1)	92	2	94	51	1	52
Not eligible for securitization(1)	417	12	429	363	16	379
Non-securitized	509	14	523	414	17	431

Total	$2,333	$107	$2,440	$2,178	$165	$2,343
(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

($ in millions)	2024	2023	2022
Interest income associated with vacation ownership notes receivable — securitized	$288	$276	$243
Interest income associated with vacation ownership notes receivable — non-securitized	43	36	41
Total interest income associated with vacation ownership notes receivable	$331	$312	$284

Vacation Ownership Notes Receivable Reserve
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
In the third quarter of 2023, we increased our vacation ownership notes receivable reserve to reflect then-current trends in delinquencies and default rates. As a result, we increased our originated vacation ownership notes receivable reserve by $59 million. We estimated the amount of the increase in our sales reserve primarily using information from a historical period of increased defaults. The additional reserve recorded in 2023 was the result of an adjustment to our future default rate estimate to reflect then-current macroeconomic conditions, including inflation outpacing wage growth, continuing high interest rates, mixed economic indicators and increased global insecurity.
During the second quarter of 2024, we increased our sales reserve to reflect increases in expected cumulative loss rates for our vacation ownership notes receivable originated during 2021 to 2024. As a result, we increased our originated vacation ownership notes receivable reserve by $70 million. Consistent with our analysis in the third quarter of 2023, we considered the cumulative impact of inflation and the mixed economic environment on delinquencies and default rates. We believed the related impact of higher than historical year-over-year increases in maintenance fees for 2023 and 2024 would continue to drive elevated delinquencies and defaults. As expected, maintenance fee increases for our points-based products for 2025, which were approved by the relevant property owners’ association, returned to levels consistent with historical experience.
We have increased our sales reserve rate to reflect higher expected cumulative losses on new originations and do not expect to lower the sales reserve rate until we have sufficient evidence of improvement in delinquency and default rates.
Credit Quality Indicators - Vacation Ownership Notes Receivable
We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the VOI they have acquired.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 725 and 723 at December 31, 2024 and December 31, 2023, respectively, based upon the FICO score of the borrower at the time of origination.
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at December 31, 2024.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025	$84	$141	$225
2026	60	150	210
2027	56	158	214
2028	49	165	214
2029	39	165	204
Thereafter	221	1,045	1,266
Balance at December 31, 2024	$509	$1,824	$2,333
Weighted average stated interest rate	11.7%	13.4%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2021	193	140	333
Increase in vacation ownership notes receivable reserve	118	47	165
Securitizations	(132)	132	—
Clean-up call	37	(37)	—
Write-offs	(136)	—	(136)
Defaulted vacation ownership notes receivable repurchase activity(1)	69	(69)	—
Balance at December 31, 2022	149	213	362
Increase in vacation ownership notes receivable reserve	188	40	228
Securitizations	(211)	211	—
Clean-up call	99	(99)	—
Write-offs	(135)	—	(135)
Defaulted vacation ownership notes receivable repurchase activity(1)	105	(105)	—
Balance at December 31, 2023	195	260	455
Increase in vacation ownership notes receivable reserve	218	53	271
Securitizations	(193)	193	—
Clean-up call	80	(80)	—
Write-offs	(199)	—	(199)
Defaulted vacation ownership notes receivable repurchase activity(1)	151	(151)	—
Balance at December 31, 2024	$252	$275	$527
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.
The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,513	$634	$58	$365	$2,570
Hyatt Vacation Ownership	210	75	2	3	290
	$1,723	$709	$60	$368	$2,860

	Originated Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,381	$609	$57	$323	$2,370
Hyatt Vacation Ownership	188	70	2	3	263
	$1,569	$679	$59	$326	$2,633

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of December 31, 2024, and gross write-offs by brand for the year ended December 31, 2024.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$529	$378	$256	$148	$202	$1,513
600 - 699	180	150	120	76	108	634
< 600	17	14	10	7	10	58
No Score	176	88	41	14	46	365
	$902	$630	$427	$245	$366	$2,570

Gross write-offs	$8	$44	$49	$27	$38	$166

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2024	2023	2022	2021	2020 & Prior	Total
700 +	$94	$53	$41	$19	$3	$210
600 - 699	32	19	15	7	2	75
< 600	1	1	—	—	—	2
No Score	1	1	1	—	—	3
	$128	$74	$57	$26	$5	$290

Gross write-offs	$2	$12	$13	$6	$—	$33
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of a $9 million reserve, and interest rates for our acquired vacation ownership notes receivable at December 31, 2024.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025	$6	$23	$29
2026	3	21	24
2027	2	17	19
2028	1	11	12
2029	1	7	8
Thereafter	1	14	15
Balance at December 31, 2024	$14	$93	$107
Weighted average stated interest rate	13.8%	14.2%	14.2%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%

The following tables show acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$30	$21	$3	$5	$59
Hyatt Vacation Ownership	34	22	—	1	57
	$64	$43	$3	$6	$116

	Acquired Vacation Ownership Notes Receivable as of December 31, 2023
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$46	$32	$4	$9	$91
Hyatt Vacation Ownership	53	34	1	1	89
	$99	$66	$5	$10	$180
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rate of 13.96% as of December 31, 2024 and 13.00% as of December 31, 2023. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $14 million as of December 31, 2024 and $13 million as of December 31, 2023.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2024	$171	$24	$195
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2023	$141	$27	$168
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 31, 2024 and December 31, 2023.

	December 31, 2024			December 31, 2023
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$29	$74	$103	$31	$72	$103
91 – 120 days past due	11	19	30	7	19	26
Greater than 120 days past due	160	5	165	134	8	142
Total past due	200	98	298	172	99	271
Current	579	2,099	2,678	460	2,082	2,542
Total vacation ownership notes receivable	$779	$2,197	$2,976	$632	$2,181	$2,813

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

	At December 31, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,440	$2,508	$2,343	$2,427
Contracts receivable for financed VOI sales, net	46	46	37	37
Other assets	131	131	99	99
Total financial assets	$2,617	$2,685	$2,479	$2,563

Securitized debt, net	$(2,136)	$(2,147)	$(2,096)	$(2,068)
Term Loan, net	(786)	(796)	(781)	(784)
Revolving Corporate Credit Facility, net	(122)	(125)	(101)	(105)
2028 Notes, net	(348)	(336)	(348)	(322)
2029 Notes, net	(496)	(467)	(495)	(445)
2026 Convertible notes, net	(572)	(546)	(568)	(508)
2027 Convertible notes, net	(566)	(541)	(563)	(513)
Non-interest bearing note payable, net	—	—	(4)	(4)
Total financial liabilities	$(5,026)	$(4,958)	$(4,956)	$(4,749)
Vacation Ownership Notes Receivable

	At December 31, 2024		At December 31, 2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,917	$1,981	$1,912	$1,994

Eligible for securitization	94	98	52	54
Not eligible for securitization	429	429	379	379
Non-securitized	523	527	431	433

Total	$2,440	$2,508	$2,343	$2,427
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
Contracts Receivable for Financed VOI Sales
At the time at which we recognize revenue for our VOI sales, we temporarily record a contract receivable for financed VOI sales, until the time at which we originate a vacation ownership note receivable, which occurs at closing. We believe that the carrying value of the contracts receivable for financed VOI sales approximates fair value because the stated, or otherwise imputed, interest rates of these receivables are generally consistent with current market rates and the reserve for these contracts receivable for financed VOI sales appropriately accounts for risks in default rates. We concluded that this fair value measurement should be categorized within Level 3.
Other Assets
Other assets include $131 million and $99 million of COLI policies acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan at December 31, 2024 and December 31, 2023, respectively, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our 2028 Notes and 2029 Notes (each as defined in Footnote 16 “Debt”) using quoted market prices as of the last trading day for the quarter; however these notes have only a limited trading history and volume, and, as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.

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
8. EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share applicable to common stockholders by application of the treasury stock method using average market prices during the period.
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
The tables below illustrate the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share attributable to common stockholders.

(in millions, except per share amounts)	2024	2023	2022
Net income attributable to common stockholders	$218	$254	$391
Shares for basic earnings per share	35.4	36.5	40.4
Basic earnings per share	$6.16	$6.96	$9.69

(in millions, except per share amounts)	2024	2023	2022
Net income attributable to common stockholders	$218	$254	$391
Add back of interest expense related to convertible notes, net of tax	19	19	5
Numerator used to calculate diluted earnings per share	$237	$273	$396

Shares for basic earnings per share	35.4	36.5	40.4
Effect of dilutive shares outstanding
Employee SARs	—	0.1	0.2
Restricted stock units	0.1	0.3	0.3
2022 Convertible Notes	—	—	0.7
2026 Convertible Notes	3.6	3.5	3.4
2027 Convertible Notes	3.0	3.1	0.2
Shares for diluted earnings per share	42.1	43.5	45.2
Diluted earnings per share	$5.61	$6.28	$8.77
The computations of diluted earnings per share attributable to common stockholders above exclude approximately 222,000, 193,000, and 129,000 shares of common stock, the maximum number of shares issuable as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.

In accordance with the applicable accounting guidance for calculating earnings per share, for the year ended December 31, 2024, we excluded from our calculation of diluted earnings per share 643,167 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.
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
9. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2024	At Year-End 2023
Real estate inventory(1)	$725	$624
Other	10	10
	$735	$634
(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.
In addition to the above, at December 31, 2024 and December 31, 2023, we had $271 million and $370 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
We also had deposits on future purchases of inventory of $33 million at December 31, 2024, of which $29 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $3 million at December 31, 2023, which was included in Other assets on our Balance Sheet.
See Footnote 21 “Impairment and Restructuring” for information on the impairment of inventory recorded during 2024.
10. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2024	At Year-End 2023
Land and land improvements	$427	$428
Buildings and leasehold improvements	854	906
Furniture, fixtures and other equipment	148	139
Information technology	401	393
Construction in progress	43	52
	1,873	1,918
Accumulated depreciation	(703)	(658)
	$1,170	$1,260
11. GOODWILL
At both December 31, 2024 and December 31, 2023, the balance of our goodwill was $3,117 million, of which $2,770 million was in our Vacation Ownership reporting unit and $347 million was in our Exchange & Third-Party Management reporting unit, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.
We performed our annual goodwill impairment test as of October 1, 2024 and prepared a qualitative assessment for both the Vacation Ownership and the Exchange & Third-Party Management reporting units, and determined that no impairment exists.

12. INTANGIBLE ASSETS
The following table details the composition of our intangible asset balances:

($ in millions)	At Year-End 2024	At Year-End 2023
Definite-lived intangible assets
Member relationships	$670	$670
Management contracts	427	431
	1,097	1,101
Accumulated amortization	(370)	(310)
	727	791
Indefinite-lived intangible assets
Trade names	63	63
	$790	$854
Definite-Lived Intangible Assets
Definite-lived intangible assets, all of which were acquired as part of the ILG and Welk Acquisitions, are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 20 years. We recorded amortization expense of $60 million for the year ended December 31, 2024, and $61 million for each of the years ended December 31, 2023 and 2022, in the Depreciation and amortization line of our Income Statements. We estimate that our annual amortization expense will continue to be approximately $60 million for each of the next five fiscal years.
Indefinite-Lived Intangible Assets
All of our indefinite-lived intangible assets are related to the Exchange & Third-Party Management segment. We performed our annual impairment test of indefinite-lived intangible assets during the fourth quarters of 2024 and 2023, and no impairment charges were recorded in either year.
13. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2024, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software, including cloud computing arrangements, that we use in the normal course of business. Our aggregate commitment under these contracts was $82 million, of which we expect $49 million, $24 million, $7 million, and $2 million will be paid in 2025, 2026, 2027, and 2028, respectively.
•We have a commitment of $122 million to purchase property and vacation ownership units located in Nashville, Tennessee, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of 168 vacation ownership units in 2027, and we expect to make payments when specific construction milestones are completed as follows: $14 million in 2026 and $108 million in 2027.
•We have remaining commitments of $32 million to purchase vacation ownership units located in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment.
•We expect to complete the acquisition of 32 vacation ownership units in 2025 pursuant to one of the commitments, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $10 million in 2025 and $1 million in 2026.
•We expect to complete the acquisition of 26 vacation ownership units in 2026 pursuant to the other commitment, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $6 million in 2025, $14 million in 2026, and $1 million in 2027.

•We have remaining commitments of $80 million to purchase vacation ownership units located in Thailand, in two separate transactions for use in our Vacation Ownership segment.
•We expect to complete the acquisition of 52 vacation ownership units in 2025 pursuant to one of the commitments, subject to performance of agreed-upon pre-closing obligations by the seller, and to make a remaining payment with respect to these units upon closing as follows: $43 million in 2025.
•We expect to complete the acquisition of 60 vacation ownership units in 2026 pursuant to the other commitment, contingent upon completion of construction to agreed-upon standards within specified timeframes, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $4 million in 2025, $31 million in 2026, and $2 million in 2027.
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 3 “Acquisitions and Dispositions” for information about purchases that occurred in 2024 pursuant to this commitment and Footnote 19 “Variable Interest Entities” for additional information about this commitment and our activities relating to the VIE involved in this commitment.
Surety bonds issued as of December 31, 2024 totaled $130 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of December 31, 2024, we had $18 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 16 “Debt”), of which $17 million were related to and in lieu of reserves required for our outstanding securitization transactions completed during the first quarter of 2024 and the fourth quarter of 2023. In addition, as of December 31, 2024, we had $22 million in letters of credit outstanding that were related to and in lieu of reserves required for our most recent outstanding securitization transaction completed in the third quarter of 2024, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
Certain of our rental management agreements in our Exchange & Third-Party Management segment provide for owners of properties we manage to receive specified percentages of rental revenue or guaranteed amounts generated under our management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance of the rental revenue (if any) as our fee or we make up the deficit if the owners have not received their guaranteed amounts. At December 31, 2024, our maximum exposure under fixed dollar guarantees was $3 million, of which $1 million, $1 million, $1 million, and less than $1 million relate to 2025, 2026, 2027, and 2028, respectively.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At December 31, 2024, our expected commitment for 2025 is $20 million, which will ultimately be recorded as a component of rental expense on our income statement.
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
14. LEASES
The following table presents the carrying values of our leases and the classification on our Balance Sheet.

($ in millions)	Balance Sheet Classification	At December 31, 2024	At December 31, 2023
Operating lease assets	Other assets	$74	$77
Finance lease assets	Property and equipment, net	168	165
		$242	$242

Operating lease liabilities	Accrued liabilities	$94	$102
Finance lease liabilities	Debt, net	199	189
		$293	$291
The following table presents the lease costs and the classification on our Income Statements for 2024, 2023, and 2022.

($ in millions)	Income Statement Classification	2024	2023	2022
Operating lease cost	Marketing and sales expense General and administrative expense	$19	$31	$31
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	12	10	7
Interest on lease liabilities	Financing expense	13	11	4
Variable lease cost	Marketing and sales expense	2	3	3
		$46	$55	$45

The following table presents the maturity of our operating and finance lease liabilities as of December 31, 2024.

($ in millions)	Operating Leases	Finance Leases	Total
2025	$25	$18	$43
2026	23	16	39
2027	16	14	30
2028	12	13	25
2029	10	13	23
Thereafter	31	461	492
Total lease payments	117	535	652
Less: Imputed interest	(23)	(336)	(359)
	$94	$199	$293
Lease Term and Discount Rate
The following table presents additional information about our lease obligations.

	At December 31, 2024	At December 31, 2023
Weighted-average remaining lease term
Operating leases	6.2 years	7.6 years
Finance leases	35.1 years	36.4 years
Weighted-average discount rate
Operating leases	6.5%	6.6%
Finance leases	6.5%	6.5%
Other Information
The following table presents supplemental cash flow information for 2024, 2023, and 2022.

($ in millions)	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$14	$7	$5
Operating cash flows for operating leases	$24	$33	$32
Financing cash flows for finance leases	$6	$5	$4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$23	$31	$6
Finance leases	$16	$88	$8

15. SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At December 31, 2024	At December 31, 2023
Vacation ownership notes receivable securitizations, gross(1)	$2,039	$1,971
Unamortized debt discount and issuance costs	(25)	(23)
	2,014	1,948

Warehouse Credit Facility, gross(2)	124	150
Unamortized debt issuance costs	(2)	(2)
	122	148

	$2,136	$2,096
(1)Interest rates as of December 31, 2024 range from 1.5% to 6.6%, with a weighted average interest rate of 4.7%.
(2)Effective interest rate as of December 31, 2024 was 5.7%.
All of our securitized debt is non-recourse. See Footnote 19 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of December 31, 2024.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payments Year
2025	$177	$6	$183
2026	183	6	189
2027	186	112	298
2028	187	—	187
2029	183	—	183
Thereafter	1,123	—	1,123
	$2,039	$124	$2,163
(1)Excludes future Warehouse Credit Facility renewals.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2024, and as of December 31, 2024, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 31, 2024, we had 12 securitized vacation ownership notes receivable pools outstanding.
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
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $500 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. If not renewed prior to termination, any amounts outstanding under the Warehouse Credit Facility would become due and payable 13 months after termination, at which time all principal and interest collected with respect to the vacation ownership notes receivable held in the Warehouse Credit Facility would be redirected to the lenders to pay down the outstanding debt under the facility.
During the second quarter of 2024, we amended certain agreements associated with our Warehouse Credit Facility (the “Warehouse Amendment”). The Warehouse Amendment extended the revolving period from May 31, 2025 to June 11, 2026, and modified the benchmark interest rate applicable to most borrowings under the Warehouse Credit Facility to the Secured Overnight Financing Rate (“SOFR”). The Warehouse Amendment also removed the use of Adjusted SOFR, which was defined as SOFR plus a 0.10% adjustment. Additionally, as part of the Warehouse Amendment, the credit spread was changed from 135 basis points over Adjusted SOFR to 115 basis points over SOFR. The Warehouse Amendment made no other material changes to the Warehouse Credit Facility.
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

16. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2024	At December 31, 2023
Corporate Credit Facility
Term Loan(1)	$796	$784
Unamortized debt discount and issuance costs	(10)	(3)
	786	781

Revolving Corporate Credit Facility(2)	125	105
Unamortized debt issuance costs	(3)	(4)
	122	101
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(4)	(5)
	496	495
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(3)	(7)
	572	568

2027 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(9)	(12)
	566	563

Finance Leases	199	189

Non-Interest Bearing Note Payable	—	4
	$3,089	$3,049
(1)The effective interest rate as of December 31, 2024 was 6.6%.
(2)The effective interest rate as of December 31, 2024 was 6.3%.
The following table shows scheduled principal payments for our debt, excluding finance leases, as of December 31, 2024.

	Payments Year
($ in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Term Loan	$8	$8	$8	$8	$8	$756	$796
Revolving Corporate Credit Facility	—	—	125	—	—	—	125
2028 Notes	—	—	—	350	—	—	350
2029 Notes	—	—	—	—	500	—	500
2026 Convertible Notes	—	575	—	—	—	—	575
2027 Convertible Notes	—	—	575	—	—	—	575
	$8	$583	$708	$358	$508	$756	$2,921

Corporate Credit Facility
Our corporate credit facility (the “Corporate Credit Facility”), which consists of a term loan facility (the “Term Loan”) and a revolving credit facility (the “Revolving Corporate Credit Facility”), provides support for our business, including ongoing liquidity and letters of credit.
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
Any amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to the Revolving Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrower under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose entities).
During the second quarter of 2024, $200 million of interest rate swaps and a $100 million interest rate collar that were entered into prior to 2023 to hedge a portion of our interest rate risk on the Term Loan expired and are no longer recorded on our Balance Sheet as of December 31, 2024. We characterized payments we made or received in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during 2024, 2023 and 2022. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2024	2023	2022
Derivative Instrument Adjustment, Beginning of Year	$3	$13	$(18)
Other comprehensive (loss) gain before reclassifications	(3)	(10)	31
Derivative Instrument Adjustment, End of Year	$—	$3	$13
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
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of December 31, 2024 to 6.3809 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $156.72 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 31, 2024, the effective interest rate was 0.55%. Amortization of debt issuance costs related to the 2026 Convertible Notes was $3 million in each of the three years ended December 31, 2024, 2023, and 2022.
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.7 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.7 million shares of our common stock, in each case, as of December 31, 2024. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $156.72 and $195.89, respectively, as of December 31, 2024 and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of December 31, 2024 to 5.2870 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $189.14 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 31, 2024, the effective interest rate was 3.88%.
The following table provides the components of interest expense related to the 2027 Convertible Notes.

($ in millions)	2024	2023	2022
Contractual interest expense	$19	$19	$1
Amortization of debt issuance costs	3	3	—
	$22	$22	$1
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the

“2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock, in each case, as of December 31, 2024. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $189.14 and $285.49, respectively, as of December 31, 2024, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
Finance Leases
See Footnote 14 “Leases” for information on our finance leases. Non-cash financing activities related to our lease liabilities during 2024, 2023, and 2022, were $16 million, $108 million, and $7 million, respectively.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose entities), subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2027 Convertible Notes, the 2028 Notes, and the 2029 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose entities.
17. STOCKHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2024, there were 75,852,678 shares of Marriott Vacations Worldwide common stock issued, of which 34,877,925 shares were outstanding and 40,974,753 shares were held as treasury stock. At December 31, 2023, there were 75,807,882 shares of Marriott Vacations Worldwide common stock issued, of which 35,319,306 shares were outstanding and 40,488,576 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2024 or December 31, 2023.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). During the second quarter of 2023, our Board of Directors increased the then-remaining authorization under our previously approved Share Repurchase Program to authorize purchases up to $600 million and extended the term of this program to December 31, 2024. During the fourth quarter of 2024, our Board of Directors extended the term of this program to December 31, 2025. As of December 31, 2024, approximately $383 million remained available for share repurchases under the current Share Repurchase Program.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	25,141,073	$2,405	$95.65
For the year ended December 31, 2024	649,477	56	$85.79
As of December 31, 2024	25,790,550	$2,461	$95.40

Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2024 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 15, 2024	February 29, 2024	March 14, 2024	$0.76
May 9, 2024	May 23, 2024	June 6, 2024	$0.76
September 4, 2024	September 19, 2024	October 3, 2024	$0.76
December 6, 2024	December 19, 2024	January 3, 2025	$0.79
Subsequent to the end of 2024, on February 20, 2025, our Board of Directors declared a quarterly dividend of $0.79 per share to be paid on March 19, 2025 to stockholders of record as of March 5, 2025.
18. SHARE-BASED COMPENSATION
The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) RSUs of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of December 31, 2024, approximately 2 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees. We recognized $7 million, $7 million, and $6 million of tax benefits associated with share-based compensation during 2024, 2023, and 2022, respectively.

($ in millions)	2024	2023	2022
Service-based RSUs	$30	$29	$31
Performance-based RSUs	—	—	3
	30	29	34
SARs	3	2	5
	$33	$31	$39
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2024(1)	At Year-End 2023
Service-based RSUs	$24	$22
Performance-based RSUs	5	1
	29	23
SARs	1	1
	$30	$24
(1)As of December 31, 2024, the weighted average remaining term for RSU grants outstanding at year-end 2024 was one to three years and we expect that deferred compensation expense will be recognized over a weighted average period of one to three years.

Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2024
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2023	655,114	$123.91	192,724	$148.29	847,838	$129.45
Granted	403,071	$87.54	204,020	$85.12	607,091	$86.73
Distributed	(249,097)	$134.08	—	$—	(249,097)	$134.08
Forfeited	(25,561)	$107.54	(20,912)	$109.86	(46,473)	$108.59
Outstanding at year-end 2024	783,527	$102.50	375,832	$116.13	1,159,359	$106.92
The weighted average grant-date fair value per RSU granted in 2023 and 2022 was $143.08 and $151.86, respectively. The fair value of the RSUs which vested in 2024, 2023, and 2022 was $22 million, $36 million, and $65 million, respectively.
Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2024
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2023	720,028	$116.56
Granted	86,759	$93.73
Exercised	(45,022)	$73.65
Forfeited or expired	(3,036)	$93.73
Outstanding at year-end 2024(1)(2)	758,729	$116.59
(1)As of December 31, 2024, outstanding SARs had an aggregate intrinsic value of $3 million and a weighted average remaining term of 5 years.
(2)As of December 31, 2024, 580,534 SARs with a weighted average exercise price of $112.42, an aggregate intrinsic value of $3 million and a weighted average remaining contractual term of 4 years were exercisable.
The weighted average grant-date fair value per SAR granted in 2024, 2023, and 2022 was $34.58, $58.50, and $59.68, respectively. The SARs which vested in 2024 and 2023 did not have any intrinsic value. The intrinsic value of SARs which vested in 2022 was $2 million. The aggregate intrinsic value of SARs which were exercised in 2024, 2023, and 2022 was $1 million, less than $1 million, and $1 million, respectively.
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

The following table outlines the assumptions used to estimate the fair value of grants in 2024, 2023, and 2022:

	2024	2023	2022
Expected volatility	45.78%	40.47%	42.86%
Dividend yield	3.21%	1.87%	1.53%
Risk-free rate	4.23%	4.07%	1.77%
Expected term (in years)	6.25	6.25	6.25
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
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at December 31, 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,788	$129	$1,917
Interest receivable	15	1	16
Restricted cash	77	5	82
Total	$1,880	$135	$2,015
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	2,039	124	2,163
Total	$2,042	$125	$2,167
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2024:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$272	$16	$288
Interest expense	$95	$9	$104
Debt issuance cost amortization	$10	$1	$11
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

($ in millions)	2024	2023
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$866	$841
Principal receipts	565	510
Interest receipts	266	240
Reserve release	245	49
Total	1,942	1,640
Cash Outflows
Principal payments	(553)	(508)
Voluntary repurchases of defaulted vacation ownership notes receivable	(161)	(118)
Voluntary clean-up call	(92)	(51)
Interest payments	(95)	(70)
Funding of restricted cash	(243)	(48)
Total	(1,144)	(795)
Net Cash Flows	$798	$845
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

($ in millions)	2024	2023
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$449	$642
Principal receipts	25	54
Interest receipts	16	31
Reserve release	11	11
Total	501	738
Cash Outflows
Principal payments	(18)	(39)
Voluntary repurchases of defaulted vacation ownership notes receivable	(3)	(5)
Repayment of Warehouse Credit Facility	(455)	(610)
Interest payments	(9)	(14)
Funding of restricted cash	(9)	(21)
Total	(494)	(689)
Net Cash Flows	$7	$49
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable of $164 million during 2024, $123 million during 2023 and $94 million during 2022. We also made voluntary repurchases of $615 million, $774 million and $338 million of other non-defaulted vacation ownership notes receivable during 2024, 2023 and 2022, respectively, to retire previous vacation ownership notes receivable securitizations. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell, and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance of the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity because we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of

December 31, 2024, we expect to make payments for the property as follows: $82 million in 2025, and $41 million in 2026. As of December 31, 2024, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, $12 million in Property and equipment, net, and $1 million in the Other line within liabilities on our Balance Sheet. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $15 million as of December 31, 2024. Refer to Footnote 3 “Acquisitions and Dispositions” for information about purchases pursuant to this commitment that occurred during 2024.
20. BUSINESS SEGMENTS
We define our reportable segments based on the way in which the chief operating decision maker (“CODM”), currently our chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. We operate in two operating and reportable business segments: Vacation Ownership and Exchange & Third-Party Management. These segments are managed independently due to the differing nature of their products and services.
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
Our CODM uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments, and the components of net income attributable to common stockholders excluded from Adjusted EBITDA are not separately evaluated. Our CODM reviews budget-to-actual variances on a monthly basis using Adjusted EBITDA to make decisions about capital allocation and resource distribution to the segments. Adjusted EBITDA is defined as net income attributable to common stockholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income attributable to common stockholders is presented below.

Segment Revenues and Adjusted EBITDA
The table below presents the following for the periods presented: revenues, disaggregated by segment, reconciled to consolidated revenue; segment expenses, including significant expense categories and amounts that align with segment-level information regularly provided to our CODM; and segment Adjusted EBITDA reconciled to Net income attributable to common stockholders.

	2024			2023			2022
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$4,730	$231	$4,961	$4,468	$262	$4,730	$4,342	$291	$4,633
Reconciliation of revenues
Corporate and other(1)			6			(3)			23
Total consolidated revenues			$4,967			$4,727			$4,656

Cost of vacation ownership products	(200)	—		(224)	—		(289)	—
Marketing and sales	(919)	—		(823)	—		(807)	—
Management and exchange	(293)	(122)		(270)	(118)		(240)	(120)
Rental	(498)	—		(466)	—		(400)	—
Financing	(146)	—		(113)	—		(75)	—
Royalty fee	(114)	—		(117)	—		(114)	—
Other segment items(2)	(1,715)	(7)		(1,572)	(14)		(1,384)	(23)
Segment Adjusted EBITDA	845	102	947	883	130	1,013	1,033	148	1,181
Corporate and other(1)			(220)			(252)			(215)
Interest expense, net			(162)			(145)			(118)
Depreciation and amortization			(146)			(135)			(132)
Share-based compensation expense			(33)			(31)			(39)
Certain items			(79)			(50)			(95)
Provision for income taxes			(89)			(146)			(191)
Net income attributable to common stockholders			$218			$254			$391
(1)Corporate and Other consist of results that are not allocable to our segments, including company-wide general and administrative expenses, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes revenues and expenses from Consolidated Property Owners’ Associations. Our CODM does not use this information for operating segment resource allocations.
(2)Other segment items include cost reimbursements, non-cash share-based compensation, purchase accounting adjustments related to the Welk acquisition, and other.

Depreciation and Amortization

($ in millions)	2024	2023	2022
Vacation Ownership	$100	$93	$92
Exchange & Third-Party Management	28	31	31
Total segment depreciation and amortization	128	124	123
Corporate and other	18	11	9
	$146	$135	$132
Assets

($ in millions)	At December 31, 2024	At December 31, 2023
Vacation Ownership	$8,296	$8,167
Exchange & Third-Party Management	777	813
Total segment assets	9,073	8,980
Corporate and other	735	700
	$9,808	$9,680
Capital Expenditures (including inventory)

($ in millions)	2024	2023	2022
Vacation Ownership	$237	$171	$182
Exchange & Third-Party Management	2	—	—
Total segment capital expenditures	239	171	182
Corporate and other	11	63	33
	$250	$234	$215
Revenues Excluding Cost Reimbursements

($ in millions)	2024	2023	2022
United States	$2,797	$2,722	$2,886
All other countries	481	444	403
	$3,278	$3,166	$3,289
Property and Equipment, net

($ in millions)	At December 31, 2024	At December 31, 2023
United States	$1,033	$1,103
All other countries	137	157
	$1,170	$1,260

21. IMPAIRMENT AND RESTRUCTURING
Impairment
We incurred impairment charges during 2024, 2023, and 2022 as follows:

($ in millions)	2024	2023	2022
Inventory	$28	$—	$—
Lease	—	16	—
Equity method investment	—	8	—
Investment in management contract	2	4	—
Hotel	—	2	—
Property & equipment	—	2	2
	$30	$32	$2
Inventory Impairment
During 2024, we recorded a non-cash impairment charge of $28 million related to Legacy-Welk inventory. The impairment charge reflects an elongated pace of sales at a higher marketing and selling cost than that estimated in purchase accounting. We used the income approach to estimate the fair value less costs to sell of the assets. Under the income approach, a Level 3 input, fair value is measured through a discounted cash flow. Under the income approach, we contemplated alternative uses to comply with the highest and best use provisions of ASC Topic 820, “Fair Value Measurements.”
Lease Impairment
During the first quarter of 2023, the lease term commenced for the finance lease arrangement for our new corporate headquarters in Orlando, Florida, upon the substantial completion of construction. Upon our relocation to the new corporate headquarters during the fourth quarter of 2023, we recorded a non-cash impairment charge of $16 million to the right-to-use asset related to the operating leases for our previous corporate headquarters as we did not expect proceeds from subleasing these spaces to exceed our future obligations under the operating leases.
Restructuring Costs
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to modernize and optimize our processes and systems, including through advanced technology and automation, while focusing on efforts to increase sales efficiency and inventory optimization while capturing significant savings from initiatives related to procurement and corporate overhead. During 2024, we incurred $10 million of restructuring charges, including $6 million of severance and $4 million of other costs associated with these efforts. As of December 31, 2024, $6 million was accrued on our Balance Sheet related to these charges.
During 2023, we realigned our management structure and made headcount reductions, resulting in severance costs of $6 million associated with the elimination of certain positions. As of December 31, 2023, $5 million was accrued on our Balance Sheet related to these charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
(c) Trading Plans
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
As described below, we incorporate by reference in this Annual Report certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance
Our Proxy Statement will be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Report on the Board of Directors and its Committees” and information relating to insider trading is incorporated by reference to the material captioned “Insider Trading, Pledging, Hedging, and Derivative Transactions” in

our Proxy Statement. The section entitled, “Delinquent Section 16(a) Reports” in our Proxy Statement is incorporated by reference. The Company has adopted a securities trading policy (the “Insider Trading Policy”), which governs the purchase, sale and other dispositions of our securities by directors, officers and employees (including, as applicable, their family members and controlled entities, in each case, as defined in the Insider Trading Policy) and the Company. The Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.
Code of Conduct
Our Board of Directors has adopted a code of conduct, our Business Conduct Guide, that applies to all of our directors, officers, and associates, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Our Business Conduct Guide is available in the Investor Relations section of our website (marriottvacationsworldwide.com) and is accessible by clicking on “Corporate Governance.” Any amendments to our Business Conduct Guide and any grant of a waiver from a provision of our Business Conduct Guide requiring disclosure under applicable SEC rules may be disclosed at the same location as the Business Conduct Guide in the Investor Relations section in the Investor Relations section of our of our website within four business days following the date of the amendment or waiver or on a Current Report on Form 8-K.

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
(3) Exhibits
All documents referenced below are being filed as a part of this Annual Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018
2.3	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021
4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.8	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021
4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022
4.11	Description of Registered Securities		10-K	4.16	3/2/2020

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.1	Amended and Restated License, Services and Development Agreement between Marriott International, Inc. and Marriott Worldwide Corporation and Marriott Vacations Worldwide Corporation for Marriott Vacation Club, Sheraton Vacation Club, Westin Vacation Club, Grand Residences by Marriott, The Specified Fractional Projects and the Licensed Unbranded Projects executed on September 20, 2024 and effective as of January 1, 2024		10-Q	10.7	11/7/2024
10.2	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011
10.3	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.4	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.5	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.6	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.7	Marriott Bonvoy Affiliation Agreement, dated as of November 10, 2021, by and among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.14	3/1/2022
10.8	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.9	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.10	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.11	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.12	Form of Non-Employee Director Share Award Confirmation*		10-Q	10.3	8/4/2023
10.13	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-Q	10.4	8/4/2023
10.14	Form of Director Stock Unit Agreement*		10-Q	10.5	8/4/2023
10.15	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.22	2/27/2023
10.16	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.23	2/27/2023

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.17	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.24	2/27/2023
10.18	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*	X
10.19	Form of Participation Agreement for Change in Control Severance Plan*		10-K	10.26	2/27/2023
10.20	Marriott Vacations Worldwide Corporation Deferred Compensation Plan Revised July 29, 2022*		10-Q	10.4	8/9/2022
10.21	Marriott Vacations Worldwide Corporation Executive Long-Term Disability Plan*		10-K	10.21	2/26/2015
10.22	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.23	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.24	Amendment No. 1 to Credit Agreement, dated as of December 3, 2019, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Interval Acquisition Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		10-K	10.38	3/2/2020
10.25	Amendment No. 2 to Credit Agreement dated as of April 27, 2023, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent		10-Q	10.2	8/4/2023
10.26	Incremental Facility Amendment, dated as of March 31, 2022, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the incremental lenders party thereto		8-K	10.1	4/6/2022
10.27	Incremental Facility Amendment and Amendment No. 3, dated as of April 1, 2024, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	4/2/2024
10.28	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018
10.29	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.30	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.31	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014
10.32	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016
10.33	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.34	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.35	2020 Amended and Restated Employment Agreement between Marriott Vacations Worldwide Corporation and Jeanette E. Marbert*		10-K	10.44	2/27/2024
10.36	2020 Salary Reduction Agreement between Marriott Vacations Worldwide Corporation and Jeanette E. Marbert*		10-K	10.45	2/27/2024
10.37	Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.6	8/2/2024
10.38	Form of Call Option Transaction Confirmation		8-K	10.1	2/3/2021
10.39	Form of Warrant Confirmation		8-K	10.2	2/3/2021
10.40	Form of Base Call Option Transaction Confirmation		8-K	10.1	12/8/2022
10.41	Form of Base Warrant Confirmation		8-K	10.2	12/8/2022
10.42	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.52	2/27/2024
10.43	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.53	2/27/2024
10.44	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.54	2/27/2024
10.45	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.3	5/7/2024
10.46	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.4	5/7/2024
10.47	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.5	5/7/2024
19.1	Insider trading policies and procedures	X
21.1	Subsidiaries of Marriott Vacations Worldwide Corporation	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	2/27/2024
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date: February 28, 2025	By:	/s/ John E. Geller, Jr.
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