Form 10-Q
period 2025-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2025-05-08
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of May 5, 2025 was 34,535,278.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUES
Sale of vacation ownership products	$355	$352
Management and exchange	215	211
Rental	169	158
Financing	88	83
Cost reimbursements	373	391
TOTAL REVENUES	1,200	1,195
EXPENSES
Cost of vacation ownership products	42	53
Marketing and sales	234	223
Management and exchange	117	116
Rental	123	107
Financing	36	34
General and administrative	61	63
Depreciation and amortization	38	38
Litigation charges	7	3
Restructuring	12	2
Royalty fee	28	28
Cost reimbursements	373	391
TOTAL EXPENSES	1,071	1,058
Gains and other income, net	13	—
Interest expense, net	(40)	(40)
Transaction and integration costs	—	(15)
Other	—	(1)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	102	81
Provision for income taxes	(45)	(35)
NET INCOME	57	46
Net (income) loss attributable to noncontrolling interests	(1)	1
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$56	$47

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$1.60	$1.32
Diluted	$1.46	$1.22

CASH DIVIDENDS DECLARED PER SHARE	$0.79	$0.76
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
NET INCOME	$57	$46

Foreign currency translation adjustments	(1)	1
Derivative instrument adjustment, net of tax	—	(2)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(1)	(1)

Net (income) loss attributable to noncontrolling interests	(1)	1
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	1

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$55	$46
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$196	$197
Restricted cash (including $95 and $82 from VIEs, respectively)	291	331
Accounts and contracts receivable, net (including $15 and $16 from VIEs, respectively)	389	387
Vacation ownership notes receivable, net (including $1,959 and $1,917 from VIEs, respectively)	2,446	2,440
Inventory	737	735
Property and equipment, net	1,166	1,170
Goodwill	3,117	3,117
Intangibles, net	775	790
Other (including $130 and $131 from VIEs, respectively)	765	641
TOTAL ASSETS	$9,882	$9,808

LIABILITIES AND EQUITY
Accounts payable	$251	$343
Advance deposits	167	162
Accrued liabilities (including $4 and $4 from VIEs, respectively)	426	384
Deferred revenue	442	354
Payroll and benefits liability	208	220
Deferred compensation liability	186	195
Securitized debt, net (including $2,171 and $2,163 from VIEs, respectively)	2,147	2,136
Debt, net	3,151	3,089
Other	134	139
Deferred taxes	335	345
TOTAL LIABILITIES	7,447	7,367
Contingencies and Commitments (Note 9)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,855,593 and 75,852,678 shares issued, respectively	1	1
Treasury stock — at cost; 41,326,184 and 40,974,753 shares, respectively	(2,406)	(2,378)
Additional paid-in capital	3,968	3,975
Accumulated other comprehensive loss	(9)	(8)
Retained earnings	881	852
TOTAL MVW STOCKHOLDERS' EQUITY	2,435	2,442
Noncontrolling interests	—	(1)
TOTAL EQUITY	2,435	2,441
TOTAL LIABILITIES AND EQUITY	$9,882	$9,808

The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES
Net income	$57	$46
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	38	38
Amortization of debt discount and issuance costs	5	5
Vacation ownership notes and contracts receivable reserve	50	46
Share-based compensation	7	7
Deferred income taxes	(15)	35
Net change in assets and liabilities:
Accounts and contracts receivable	—	(41)
Vacation ownership notes receivable originations	(233)	(200)
Vacation ownership notes receivable collections	176	160
Inventory	1	17
Other assets	(129)	(133)
Accounts payable, advance deposits and accrued liabilities	(13)	(60)
Deferred revenue	88	100
Payroll and benefit liabilities	(13)	4
Deferred compensation liability	(5)	(3)
Other liabilities	(5)	(19)
Purchase and development of property for future transfer to inventory	(2)	—
Other, net	1	1
Net cash, cash equivalents and restricted cash provided by operating activities	8	3
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(14)	(16)
Purchase of company owned life insurance	(4)	(4)
Purchase and development of property for future sale	—	(49)
Net cash, cash equivalents and restricted cash used in investing activities	(18)	(69)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
FINANCING ACTIVITIES
Borrowings from securitization transactions	206	524
Repayment of debt related to securitization transactions	(197)	(441)
Proceeds from debt	340	340
Repayments of debt	(277)	(289)
Finance lease payment	(2)	(2)
Payment of debt and securitized debt issuance costs	(5)	(6)
Repurchase of common stock	(36)	(24)
Payment of dividends	(55)	(54)
Payment of withholding taxes on vesting of restricted stock units	(6)	(5)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(32)	43
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	(1)
Change in cash, cash equivalents and restricted cash	(41)	(24)
Cash, cash equivalents and restricted cash, beginning of period	528	574
Cash, cash equivalents and restricted cash, end of period	$487	$550

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$1	$1
Non-cash transfer from inventory to property and equipment	—	6
Non-cash transfer from property and equipment to inventory	—	23
Right-of-use asset obtained in exchange for finance lease obligation	2	11
Non-cash issuance of debt in connection with finance lease	2	11

Interest paid, net of amounts capitalized	54	52
Income taxes paid, net of refunds	4	50

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2024	$1	$(2,378)	$3,975	$(8)	$852	$2,442	$(1)	$2,441
—	Net income	—	—	—	—	56	56	1	57
—	Foreign currency translation adjustments	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	8	(7)	—	—	1	—	1
—	Repurchase of common stock	—	(36)	—	—	—	(36)	—	(36)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2025	$1	$(2,406)	$3,968	$(9)	$881	$2,435	$—	$2,435

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.8	BALANCE AT DECEMBER 31, 2023	$1	$(2,332)	$3,955	$16	$742	$2,382	$—	$2,382
—	Net income (loss)	—	—	—	—	47	47	(1)	46
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(2)	—	(2)	—	(2)
—	Share-based compensation plans	—	5	(4)	—	—	1	—	1
—	Repurchase of common stock	—	(24)	—	—	—	(24)	—	(24)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2024	$1	$(2,351)	$3,951	$15	$763	$2,379	$(1)	$2,378
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW,” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered notes in the Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). We also use certain other terms that are defined within these Financial Statements.
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
These Financial Statements reflect our financial position, results of operations, and cash flows as prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of vacation ownership products, inventory valuation, goodwill and intangibles valuation, vacation ownership notes receivable reserves, income taxes, and loss contingencies. The uncertainties and volatility in the broader macroeconomic environment, including inflation, the impact of changing trade policy, continuing high interest rates, mixed economic indicators, increased consumer debt, continuing global insecurity and political uncertainty, have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, general macroeconomic conditions, including inflationary pressures and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2024 Annual Report.
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
Future Adoption of Accounting Standards
Accounting Standards Update 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-09, which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 primarily enhances and expands both the annual income tax rate reconciliation disclosure and the annual income taxes paid disclosure. This update is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis, with early adoption permitted. We expect to begin providing the enhanced disclosures required by this update in our Annual Report on Form 10-K for the year ending December 31, 2025.
Accounting Standards Update 2024-03 - “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”)
In November 2024, the FASB issued ASU 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis, with early adoption permitted. We are evaluating the impact that the adoption of this update, including the timing of implementation, will have on our disclosures.
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

3.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended March 31, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$355	$—	$—	$355

Ancillary revenues	65	1	—	66
Management fee revenues	55	3	(1)	57
Exchange and other services revenues	35	42	15	92
Management and exchange	155	46	14	215

Rental	159	10	—	169

Cost reimbursements	378	2	(7)	373
Revenue from contracts with customers	1,047	58	7	1,112

Financing	88	—	—	88
Total Revenues	$1,135	$58	$7	$1,200

	Three Months Ended March 31, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$352	$—	$—	$352

Ancillary revenues	65	1	—	66
Management fee revenues	52	5	(1)	56
Exchange and other services revenues	31	46	12	89
Management and exchange	148	52	11	211

Rental	147	11	—	158

Cost reimbursements	400	2	(11)	391
Revenue from contracts with customers	1,047	65	—	1,112

Financing	83	—	—	83
Total Revenues	$1,130	$65	$—	$1,195
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$620	$21	$7	$648
Goods or services transferred at a point in time	427	37	—	464
Revenue from contracts with customers	$1,047	$58	$7	$1,112

	Three Months Ended March 31, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$625	$24	$—	$649
Goods or services transferred at a point in time	422	41	—	463
Revenue from contracts with customers	$1,047	$65	$—	$1,112
Sale of Vacation Ownership Products
Revenues were reduced during the first quarter of 2025 by $3 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either March 31, 2025 or December 31, 2024.

($ in millions)	At March 31, 2025	At December 31, 2024
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$258	$250
Vacation ownership notes receivable, net	2,446	2,440
	$2,704	$2,690
Contract Liabilities
Advance deposits	$167	$162
Deferred revenue	442	354
	$609	$516
Revenue recognized during the first quarter of 2025 that was included in our contract liabilities balance at December 31, 2024 was $117 million.
Remaining Performance Obligations
Our remaining performance obligations represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. At March 31, 2025, approximately 93% of this amount is expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At March 31, 2025	At December 31, 2024
Receivables from contracts with customers, net	$258	$250
Interest receivable	19	20
Tax receivable	52	57
Indemnification assets	34	34
Employee tax credit receivable	10	10
Other	16	16
	$389	$387

4.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate (“AETR”), based upon expected annual income less losses in certain jurisdictions, non-deductible expenses under federal and local tax laws, statutory rates, and planned tax strategies in the various jurisdictions in which we operate. Certain items that do not relate directly to ordinary income are excluded from the AETR and included in the period in which they occur.
Our effective tax rate was 43.6% and 43.0% for the three months ended March 31, 2025 and March 31, 2024, respectively.
The effective tax rate for the three months ended March 31, 2025 differed from the blended statutory tax rate for the same period due to a lower pre-tax book income forecast for the current year, which is largely driven by our modernization efforts and related costs expected to be incurred, higher expected foreign losses, for which a valuation allowance will be recorded, and income tax adjustments for discrete items, primarily related to share-based compensation.
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
Our income tax returns are subject to examination by relevant tax authorities. Certain returns are being audited in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may increase or decrease within the next twelve months as a result of audits or audit settlements.

5.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	March 31, 2025			December 31, 2024
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,876	$83	$1,959	$1,824	$93	$1,917

Eligible for securitization(1)	59	—	59	92	2	94
Not eligible for securitization(1)	416	12	428	417	12	429
Non-securitized	475	12	487	509	14	523

Total	$2,351	$95	$2,446	$2,333	$107	$2,440

(1)Refer to Footnote 6 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Interest income - securitized vacation ownership notes receivable	$74	$71
Interest income - non-securitized vacation ownership notes receivable	12	10
Total interest income associated with vacation ownership notes receivable	$86	$81
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
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 726 and 725, at March 31, 2025 and December 31, 2024, respectively, based upon the FICO score of the borrower at the time of origination.
Vacation Ownership Notes Receivable Reserve
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at March 31, 2025.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025, remaining	$66	$108	$174
2026	63	153	216
2027	57	160	217
2028	49	167	216
2029	40	168	208
Thereafter	200	1,120	1,320
Balance at March 31, 2025	$475	$1,876	$2,351
Weighted average stated interest rate	11.5%	13.4%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. The following table summarizes the activity related to our originated vacation ownership notes receivable reserve during the first quarter of 2025.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2024	$252	$275	$527
Increase in vacation ownership notes receivable reserve	42	7	49
Securitizations	(35)	35	—
Write-offs	(56)	—	(56)
Defaulted vacation ownership notes receivable repurchase activity(1)	41	(41)	—
Balance at March 31, 2025	$244	$276	$520

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of March 31, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,527	$628	$57	$374	$2,586
Hyatt Vacation Ownership	208	72	2	3	285
	$1,735	$700	$59	$377	$2,871

	Originated Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,513	$634	$58	$365	2,570
Hyatt Vacation Ownership	210	75	2	3	290
	$1,723	$709	$60	$368	$2,860

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of March 31, 2025, and gross write-offs by brand for the first quarter of 2025.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$135	$499	$341	$234	$318	$1,527
600 - 699	38	175	138	110	167	628
< 600	4	17	12	9	15	57
No Score	51	155	78	37	53	374
	$228	$846	$569	$390	$553	$2,586

Gross write-offs	$1	$2	$18	$11	$13	$45

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$31	$73	$47	$37	$20	$208
600 - 699	8	26	17	14	7	72
< 600	1	1	—	—	—	2
No Score	—	1	1	—	1	3
	$40	$101	$65	$51	$28	$285

Gross write-offs	$—	$2	$4	$4	$1	$11
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of an $8 million reserve, and interest rates for our acquired vacation ownership notes receivable at March 31, 2025.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025, remaining	$4	$17	$21
2026	3	20	23
2027	2	16	18
2028	1	10	11
2029	1	7	8
Thereafter	1	13	14
Balance at March 31, 2025	$12	$83	$95
Weighted average stated interest rate	13.7%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of March 31, 2025
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$27	$19	$3	$4	$53
Hyatt Vacation Ownership	31	19	—	—	50
	$58	$38	$3	$4	$103

	Acquired Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$30	$21	$3	$5	$59
Hyatt Vacation Ownership	34	22	—	1	57
	$64	$43	$3	$6	$116

Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 13.86% as of March 31, 2025 and 13.96% as of December 31, 2024. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $14 million as of both March 31, 2025 and December 31, 2024.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2025	$165	$24	$189
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2024	$171	$24	$195
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025			As of December 31, 2024
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$25	$65	$90	$29	$74	$103
91 – 120 days past due	7	19	26	11	19	30
Greater than 120 days past due	158	5	163	160	5	165
Total past due	190	89	279	200	98	298
Current	544	2,151	2,695	579	2,099	2,678
Total vacation ownership notes receivable	$734	$2,240	$2,974	$779	$2,197	$2,976

6.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable (excluding contracts receivable for financed VOI sales, net), deposits included in Other assets, Accounts payable, Advance deposits, and Accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The table also excludes the Delayed-Draw Term Loan (as defined and further discussed in Footnote 11 “Debt”) as there were no outstanding borrowings as of March 31, 2025.

	At March 31, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,446	$2,510	$2,440	$2,508
Contracts receivable for financed VOI sales, net	50	50	46	46
Other assets	130	130	131	131
Total financial assets	$2,626	$2,690	$2,617	$2,685

Securitized debt, net	$(2,147)	$(2,166)	$(2,136)	$(2,147)
Term Loan, net	(784)	(792)	(786)	(796)
Revolving Corporate Credit Facility, net	(185)	(190)	(122)	(125)
2028 Notes, net	(348)	(333)	(348)	(336)
2029 Notes, net	(496)	(460)	(496)	(467)
2026 Convertible Notes, net	(572)	(551)	(572)	(546)
2027 Convertible Notes, net	(567)	(533)	(566)	(541)
Total financial liabilities	$(5,099)	$(5,025)	$(5,026)	$(4,958)
Vacation Ownership Notes Receivable

	At March 31, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,959	$2,021	$1,917	$1,981

Eligible for securitization	59	61	94	98
Not eligible for securitization	428	428	429	429
Non-securitized	487	489	523	527

Total	$2,446	$2,510	$2,440	$2,508
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
Other Assets
Other assets include $130 million and $131 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at March 31, 2025 and December 31, 2024, respectively, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 11 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however, this loan has only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the gross carrying value of our Revolving Corporate Credit Facility (as defined in Footnote 11 “Debt”) approximates fair value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
Senior Notes
We estimate the fair value of our 2028 Notes and 2029 Notes (each as defined in Footnote 11 “Debt”) using quoted market prices as of the last trading day for the quarter; however, these notes have only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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

7.	EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share attributable to common stockholders reflects the assumed conversion of all dilutive securities, calculated using the treasury stock method.
The tables below illustrate the reconciliation of the earnings and number of shares used in our calculation of basic and diluted earnings per share attributable to common stockholders.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2025	March 31, 2024
Net income attributable to common stockholders	$56	$47
Shares for basic earnings per share	35.1	35.5
Basic earnings per share	$1.60	$1.32

	Three Months Ended
(in millions, except per share amounts)	March 31, 2025	March 31, 2024
Net income attributable to common stockholders	$56	$47
Add back of interest expense related to convertible notes, net of tax	5	5
Numerator used to calculate diluted earnings per share	$61	$52

Shares for basic earnings per share	35.1	35.5
Effect of dilutive shares outstanding
Restricted stock units	0.2	0.1
2026 Convertible Notes	3.7	3.6
2027 Convertible Notes	3.0	3.0
Shares for diluted earnings per share	42.0	42.2
Diluted earnings per share	$1.46	$1.22
The computations of diluted earnings per share attributable to common stockholders above exclude approximately 529,000 and 396,000 shares of common stock, the maximum number of shares issuable as of March 31, 2025 and March 31, 2024, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the first quarter of 2025, we excluded from our calculation of diluted earnings per share 788,607 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $71.17 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first quarter of 2024, we excluded from our calculation of diluted earnings per share 645,524 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.

8.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2025	At December 31, 2024
Real estate inventory(1)	727	725
Other	10	10
	$737	$735

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $13 million during the first quarter of 2025 and $5 million during the first quarter of 2024.
In addition to the above, at March 31, 2025 and December 31, 2024, we had $266 million and $271 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
We also had deposits on future purchases of inventory of $33 million, of which $29 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet as of both March 31, 2025 and December 31, 2024.

9.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2025, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software, including cloud computing arrangements, that we use in the normal course of business. Our aggregate commitment under these contracts was $75 million, of which we expect $37 million, $27 million, $9 million, and $2 million will be paid in the remainder of 2025, 2026, 2027, and 2028, respectively.
•We have remaining commitments of $32 million to purchase vacation ownership units located in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment.
•We expect to complete the acquisition of 32 vacation ownership units in 2025 pursuant to one of these commitments, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $10 million in the remainder of 2025 and $1 million in 2026.
•We expect to complete the acquisition of 26 vacation ownership units in 2026 pursuant to the other commitment, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $6 million in the remainder of 2025, $14 million in 2026, and $1 million in 2027.
•We have remaining commitments of $80 million to purchase vacation ownership units located in Thailand, in two separate transactions for use in our Vacation Ownership segment.
•We expect to complete the acquisition of 52 vacation ownership units in 2025 pursuant to one of these commitments, subject to performance of agreed-upon pre-closing obligations by the seller, and to make the remaining payment of $43 million with respect to these units in the second quarter of 2025.
•We expect to complete the acquisition of 60 vacation ownership units in 2026 pursuant to the other commitment, contingent upon completion of construction to agreed-upon standards within specified timeframes, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $4 million in the remainder of 2025, $31 million in 2026, and $2 million in 2027.
•We have a commitment of $122 million to purchase property and vacation ownership units located in Nashville, Tennessee, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of 168 vacation ownership units in 2027, and we expect to make payments when specific construction milestones are completed as follows: $14 million in 2026, and $108 million in 2027.

•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 14 “Variable Interest Entities” for information about this commitment, including purchases that occurred during the first quarter of 2024 pursuant to this commitment, and for additional information about our activities relating to the VIE involved in this commitment.
As of March 31, 2025, we had $11 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 11 “Debt”), of which $10 million were related to and in lieu of reserves required for our outstanding securitization transactions completed during the first quarter of 2024 and the fourth quarter of 2023. In addition, as of March 31, 2025, we had $10 million in letters of credit outstanding that were related to and in lieu of reserves required for our outstanding securitization transaction completed during the third quarter of 2024, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Surety bonds issued as of March 31, 2025 totaled $127 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At March 31, 2025, our expected commitment for the remainder of 2025 is $18 million, which will ultimately be recorded as a component of rental expense on our income statement.
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

10.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2025	At December 31, 2024
Vacation ownership notes receivable securitizations, gross(1)	$1,856	$2,039
Unamortized debt discount and issuance costs	(23)	(25)
	1,833	2,014

Warehouse Credit Facility, gross(2)	315	124
Unamortized debt issuance costs	(1)	(2)
	314	122

	$2,147	$2,136

(1)Interest rates as of March 31, 2025 range from 1.5% to 6.6%, with a weighted average interest rate of 4.7%.
(2)Effective interest rate as of March 31, 2025 was 5.5%.
All of our securitized debt is non-recourse. See Footnote 14 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of March 31, 2025.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payment Year
2025, remaining	$142	$12	$154
2026	167	16	183
2027	170	287	457
2028	170	—	170
2029	168	—	168
Thereafter	1,039	—	1,039
	$1,856	$315	$2,171

(1)Excludes future Warehouse Credit Facility renewals.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2025, and as of March 31, 2025, we had 12 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
On May 6, 2025, subsequent to the end of the first quarter of 2025, we securitized a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, $450 million in vacation ownership loan backed notes were issues by MVW 2025-1 LLC (the “2025-1 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2025-1 LLC: $277 million of Class A Notes, $93 million of Class B Notes, and $80 million of Class C Notes. The Class A Notes have an interest rate of 4.97%, the Class B Notes have an interest rate of 5.21%, and the Class C Notes have an interest rate of 5.75%, for an overall weighted average interest rate of 5.16%. Proceeds from the transaction, net of fees, were used to repay the outstanding obligations on our warehouse credit facility (the “Warehouse Credit Facility”) and for other general corporate purposes.

11.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2025	At December 31, 2024
Corporate Credit Facility
Term Loan(1)	$794	$796
Unamortized debt discount and issuance costs	(10)	(10)
	784	786

Revolving Corporate Credit Facility(2)	190	125
Unamortized debt issuance costs	(5)	(3)
	185	122
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(4)	(4)
	496	496
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(3)	(3)
	572	572

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(8)	(9)
	567	566

Finance Leases	199	199
	$3,151	$3,089

(1)The effective interest rate as of March 31, 2025 was 6.6%.
(2)The effective interest rate as of March 31, 2025 was 5.8%.
The following table shows scheduled principal payments for our debt, excluding finance leases, as of March 31, 2025.

	Payments Year
($ in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Term Loan	$6	$8	$8	$8	$8	$756	$794
Revolving Corporate Credit Facility	—	—	—	—	—	190	190
2028 Notes	—	—	—	350	—	—	350
2029 Notes	—	—	—	—	500	—	500
2026 Convertible Notes	—	575	—	—	—	—	575
2027 Convertible Notes	—	—	575	—	—	—	575
	$6	$583	$583	$358	$508	$946	$2,984

Corporate Credit Facility
Our corporate credit facility (the “Corporate Credit Facility”) provides support for our business, including ongoing liquidity and letters of credit, and consists of a term loan facility (the “Term Loan”), a delayed-draw term loan facility (as defined below), and a revolving credit facility (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility.
During the first quarter of 2025, we entered into an amendment to the Corporate Credit Facility (the “Amendment), which, among other things: increased the borrowing capacity on our Revolving Corporate Credit Facility from $750 million to $800 million; extended the termination date from March 31, 2027 to March 24, 2030; and reduced certain fees and interest costs. The Amendment also increased the letter of credit sub-facility of the Revolving Corporate Credit Facility from $75 million to $150 million.
Additionally, the Amendment provided for a new $450 million senior secured delayed-draw term loan facility (the “Delayed-Draw Term Loan”) scheduled to mature on December 31, 2027. The Delayed-Draw Term Loan is only available to finance the redemption or repurchase of our 2026 Convertible Notes (as defined below), which are due January 15, 2026. As of March 31, 2025, there were no outstanding borrowings on the Delayed-Draw Term Loan.
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
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of March 31, 2025 to 6.4526 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $154.98 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2025, the effective interest rate was 0.55%. Amortization of debt issuance costs related to the 2026 Convertible Notes was $1 million during each of the first quarters of 2025 and 2024.
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.7 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.7 million shares of our common stock, in each case, as of March 31, 2025. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $154.98 and $193.72, respectively, as of March 31, 2025, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of March 31, 2025 to 5.2923 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $188.95 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2025, the effective interest rate was 3.88%.
The following table provides the components of interest expense related to the 2027 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Contractual interest expense	$4	$4
Amortization of debt issuance costs	1	1
	$5	$5
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock, in each case, as of March 31, 2025. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $188.95 and $285.21, respectively, as of March 31, 2025, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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

12.	STOCKHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2025, there were 75,855,593 shares of Marriott Vacations Worldwide common stock issued, of which 34,529,409 shares were outstanding and 41,326,184 shares were held as treasury stock. At December 31, 2024, there were 75,852,678 shares of Marriott Vacations Worldwide common stock issued, of which 34,877,925 shares were outstanding and 40,974,753 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2025 or December 31, 2024.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of March 31, 2025, approximately $347 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2025.
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

The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the first quarter of 2025	496,484	36	$73.21
As of March 31, 2025	26,287,034	$2,497	$94.98
Dividends
We declared cash dividends to holders of common stock during the first quarter of 2025 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 20, 2025	March 5, 2025	March 19, 2025	$0.79

13.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of March 31, 2025, approximately 1 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Service-based RSUs	$6	$6
Performance-based RSUs	—	1
	6	7
SARs	1	—
	$7	$7
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2025	At December 31, 2024
Service-based RSUs	$49	$24
Performance-based RSUs	12	5
	61	29
SARs	4	1
	$65	$30
Restricted Stock Units
We granted 497,543 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $63.90, to our employees and non-employee directors during the first quarter of 2025. During the first quarter of 2025, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 307,780 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2025.

Stock Appreciation Rights
We granted 145,440 SARs, with a weighted average grant-date fair value of $23.17 and a weighted average exercise price of $71.17, to members of management during the first quarter of 2025. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2025:

Expected volatility	45.79%
Dividend yield	4.35%
Risk-free rate	4.03%
Expected term (in years)	6.25

14.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at March 31, 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,632	$327	$1,959
Interest receivable	13	2	15
Restricted cash	76	19	95
Total	$1,721	$348	$2,069
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	1,856	315	2,171
Total	$1,859	$316	$2,175
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first quarter of 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$64	$10	$74
Interest expense	$23	$3	$26
Debt issuance cost amortization	$2	$1	$3

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$—	$425
Principal receipts	141	141
Interest receipts	65	65
Reserve release	—	60
Total	206	691
Cash Outflows
Principal payments	(140)	(132)
Voluntary repurchases of defaulted vacation ownership notes receivable	(43)	(35)
Voluntary clean-up call	—	(29)
Interest payments	(23)	(21)
Funding of restricted cash	—	(112)
Total	(206)	(329)
Net Cash Flows	$—	$362
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$206	$94
Principal receipts	17	10
Interest receipts	9	6
Reserve release	—	6
Total	232	116
Cash Outflows
Principal payments	(14)	(7)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(2)
Repayment of Warehouse Credit Facility	—	(236)
Interest payments	(3)	(3)
Funding of restricted cash	(9)	(2)
Total	(26)	(250)
Net Cash Flows	$206	$(134)
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
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of March 31, 2025, we expect to make payments for the property as follows: $82 million in 2025 and $41 million in 2026. As of March 31, 2025, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, $12 million in Property and equipment, net, and $1 million in the Other line within liabilities on our Balance Sheet. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $16 million as of March 31, 2025. During the first quarter of 2024, we acquired retail space located at our Marriott Vacation Club, Waikiki property for $48 million. The transaction was accounted for as an asset acquisition and classified as held-for-sale and included in Other assets as of March 31, 2025.
Deferred Compensation Plan
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At March 31, 2025 and December 31, 2024, the value of the assets held in the rabbi trust was $130 million and $131 million, respectively, and was included in the Other line within assets on our Balance Sheets.

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
Our CODM uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments, and the components of net income attributable to common stockholders excluded from Adjusted EBITDA are not separately evaluated. Our CODM reviews budget-to-actual and/or forecast-to-actual variances on a monthly basis using Adjusted EBITDA to make decisions about capital allocation and resource distribution to the segments. Adjusted EBITDA is defined as net income attributable to common stockholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and amortization of cloud computing software implementation costs, and adjusted for certain items that affect the comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income attributable to common stockholders is presented below.

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

	Three Months Ended
	March 31, 2025			March 31, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$1,135	$58	$1,193	$1,130	$65	$1,195
Reconciliation of revenues
Corporate and other(1)			7			—
Total consolidated revenues			$1,200			$1,195

Cost of vacation ownership products	(42)	—		(53)	—
Marketing and sales	(234)	—		(223)	—
Management and exchange	(72)	(29)		(71)	(31)
Rental	(126)	—		(110)	—
Financing	(36)	—		(34)	—
Royalty fee	(28)	—		(28)	—
Other segment items(2)	(376)	(1)		(398)	(2)
Segment Adjusted EBITDA	221	28	249	213	32	245
Corporate and other(1)			(57)			(58)
Interest expense, net			(40)			(40)
Depreciation and amortization			(38)			(38)
Share-based compensation expense			(7)			(7)
Amortization of cloud computing software implementation costs			(1)			—
Certain items			(5)			(20)
Provision for income taxes			(45)			(35)
Net income attributable to common stockholders			$56			$47
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
(2)Other segment items include cost reimbursements, non-cash share-based compensation, amortization of cloud computing software implementation costs, and other.
Assets

($ in millions)	At March 31, 2025	At December 31, 2024
Vacation Ownership	$8,416	$8,296
Exchange & Third-Party Management	759	777
Total segment assets	9,175	9,073
Corporate and other	707	735
	$9,882	$9,808

16.	RESTRUCTURING
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead.
During the first quarter of 2025, we incurred $10 million of restructuring charges associated with these efforts and as of March 31, 2025, $5 million was accrued on our Balance Sheet related to these charges.
In addition, we recorded a $2 million impairment related to an operating lease and related assets.
During the first quarter of 2024, we incurred $2 million of restructuring charges associated with the elimination of certain positions as a result of the realignment of our management structure and headcount reductions in 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations and growth opportunities, revenues, financial condition, leverage, liquidity, returns on investments, margins and related financing, development and rental profits; dividend payments; business strategies, ; financing plans and the adequacy of capital to meet short-term and long-term liquidity requirements; our competitive position; our plans to pursue growth opportunities; our expectations regarding average consumer financing interest rates and our financing profit margin; our expectations regarding the objectives, costs and benefits of our Strategic Business Operations office including revenue growth, operational efficiencies and savings; our ability to reduce our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding inventory spending in 2025 and the impact of inventory repurchases; taxes; our ability to securitize consumer loans; and expectations related to sales reserves, delinquencies and default rates. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes, a future health crisis and responses to a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technology; the ability to use artificial intelligence (“AI”) technologies successfully and potential business, compliance, or reputational risks associated with the use of AI technologies; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui and Los Angeles area wildfires; delinquency and default rates; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Gaza, and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2024 Annual Report, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
The risk factors discussed in “Risk Factors” in our 2024 Annual Report and under Part II Item 1A of this report could cause actual results to differ materially from those expressed or implied in forward-looking statements in this Quarterly Report. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
Our Financial Statements (as defined below), which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Quarterly Report may not, however, necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
In order to make this report easier to read, we refer to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” References throughout to numbered “Footnotes” refer to the numbered Notes in the Interim Condensed Notes to Consolidated Financial Statements included in this Quarterly Report.

We routinely post important information, including news releases, announcements and other statements about our business and results of operations, that may be deemed material to investors on the Investor Relations section of our website, www.marriottvacationsworldwide.com. We use our website as a means of disclosing material, nonpublic information and for complying with our disclosure obligations under Regulation FD. Investors should monitor the Investor Relations section of our website in addition to following our press releases, filings with the SEC, public conference calls and webcasts. The information on our website is not part of, and is not incorporated by reference into, this Quarterly Report.
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
Strategic Business Operations
In the fourth quarter of 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead. We believe that we can drive $150 million to $200 million of run-rate benefits from these initiatives by the end of 2026, with half of these benefits coming from cost savings and efficiencies and the balance from accelerating revenue growth. We also expect to realize additional savings that will benefit our owners’ maintenance fees. We expect to incur one-time cash costs related to these modernization initiatives of approximately $100 million in each of 2025 and 2026.

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
•Segment financial results attributable to common stockholders represents revenues less expenses directly attributable to each applicable reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We consider this measure to be important in evaluating the performance of our reportable business segments. See Footnote 15 “Business Segments” to our Financial Statements for further information about our reportable business segments.
•Adjusted EBITDA margin represents Adjusted EBITDA divided by the Company’s total revenues less cost reimbursements revenues.
•Segment Adjusted EBITDA margin represents Segment Adjusted EBITDA divided by the applicable segment’s total revenues less cost reimbursements revenues.
NM = Not meaningful.

Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
REVENUES
Sale of vacation ownership products	$355	$352
Management and exchange	215	211
Rental	169	158
Financing	88	83
Cost reimbursements	373	391
TOTAL REVENUES	1,200	1,195
EXPENSES
Cost of vacation ownership products	42	53
Marketing and sales	234	223
Management and exchange	117	116
Rental	123	107
Financing	36	34
General and administrative	61	63
Depreciation and amortization	38	38
Litigation charges	7	3
Restructuring	12	2
Royalty fee	28	28
Cost reimbursements	373	391
TOTAL EXPENSES	1,071	1,058
Gains and other income, net	13	—
Interest expense, net	(40)	(40)
Transaction and integration costs	—	(15)
Other	—	(1)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	102	81
Provision for income taxes	(45)	(35)
NET INCOME	57	46
Net (income) loss attributable to noncontrolling interests	(1)	1
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$56	$47
Operating Statistics

	Three Months Ended
(Contract sales $ in millions)	March 31, 2025	March 31, 2024	Change
Vacation Ownership
Total contract sales	$425	$433	$(8)	(2%)
Consolidated contract sales	$420	$428	$(8)	(2%)
Joint venture contract sales	$5	$5	$—	(4%)
VPG	$3,979	$4,129	$(150)	(4%)
Tours	97,998	96,579	1,419	1%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,538	1,566	(28)	(2%)
Average revenue per member	$39.94	$41.74	$(1.80)	(4%)

Revenues

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Vacation Ownership	$1,135	$1,130	$5	—%
Exchange & Third-Party Management	58	65	(7)	(10%)
Total Segment Revenues	1,193	1,195	(2)	—%
Consolidated Property Owners’ Associations	7	—	7	NM
Total Revenues	$1,200	$1,195	$5	—%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense and amortization of cloud computing software implementation costs. Share-based compensation expense is excluded to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. Amortization of cloud computing software implementation costs, which are not included in depreciation and amortization, are excluded for comparability purposes.
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

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Net income attributable to common stockholders	$56	$47	$9	20%
Interest expense, net	40	40	—	1%
Provision for income taxes	45	35	10	27%
Depreciation and amortization	38	38	—	—%
EBITDA	179	160	19	12%
Share-based compensation expense	7	7	—	6%
Amortization of cloud computing software implementation costs	1	—	1	NM
Certain items	5	20	(15)	NM
Adjusted EBITDA	$192	$187	$5	3%
Adjusted EBITDA Margin	23.2%	23.2%	— pts
The table below details the components of Certain items for the periods presented.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Foreign currency translation	$(3)	$2
Insurance proceeds	(7)	—
Change in indemnification asset	—	(2)
Change in estimates relating to pre-acquisition contingencies	(2)	—
Other	(1)	—
Gains and other income, net	(13)	—
Transaction and integration costs	—	15
Purchase accounting adjustments	—	1
Litigation charges	7	3
Restructuring charges	12	2
Other	(1)	(1)
Total Certain items	$5	$20
During the second quarter of 2024, we discontinued classifying costs associated with the continued integration of Welk in Transaction and integration costs. Welk integration costs incurred after this period are reflected in the operating results of each of our segments and/or General and administrative expenses.
Segment Adjusted EBITDA

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Vacation Ownership	$221	$213	$8	4%
Exchange & Third-Party Management	28	32	(4)	(13%)
Segment adjusted EBITDA	249	245	4	1%
General and administrative	(61)	(63)	2	3%
Other	4	5	(1)	6%
Adjusted EBITDA	$192	$187	$5	3%

The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Segment financial results	$198	$182	$16	9%
Depreciation and amortization	26	25	1	2%
Share-based compensation expense	1	2	(1)	9%
Amortization of cloud computing software implementation costs	1	—	1	NM
Certain items	(5)	4	(9)	NM
Segment adjusted EBITDA	$221	$213	$8	4%
Segment Adjusted EBITDA Margin	29.2%	29.2%	— pts
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Insurance proceeds	$(7)	$—
Change in estimates relating to pre-acquisition contingencies	(2)	—
Gains and other income, net	(9)	—
Purchase accounting adjustments	—	1
Litigation charges	4	3
Total Certain items	$(5)	$4
Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Segment financial results	$18	$25	$(7)	(24%)
Depreciation and amortization	7	7	—	(4%)
Share-based compensation expense	1	—	1	2%
Certain items	2	—	2	NM
Segment adjusted EBITDA	$28	$32	$(4)	(13%)
Segment Adjusted EBITDA Margin	49.0%	51.3%	(2.3 pts)
The table below details the components of Certain items for Exchange and Third-Party Management segment financial results.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Restructuring charges	$2	$—
Total Certain items	$2	$—

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 15 “Business Segments” to our Financial Statements for further information about our segments.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
REVENUES
Sale of vacation ownership products	$355	$352
Resort management and other services	155	148
Rental	159	147
Financing	88	83
Cost reimbursements	378	400
TOTAL REVENUES	1,135	1,130
EXPENSES
Cost of vacation ownership products	42	53
Marketing and sales	234	223
Resort management and other services	72	71
Rental	126	110
Financing	36	34
Depreciation and amortization	26	25
Litigation charges	4	3
Royalty fee	28	28
Cost reimbursements	378	400
TOTAL EXPENSES	946	947
Gains and other income, net	9	—
Other	—	(1)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$198	$182

Sale of Vacation Ownership Products
First Quarter

	Three Months Ended
($ in millions)	March 31, 2025	% of Consolidated Contract Sales, Net of Resales	March 31, 2024	% of Consolidated Contract Sales, Net of Resales	Change
Consolidated contract sales	$420		$428		$(8)	(2%)
Joint venture contract sales	5		5		—	(4%)
Total contract sales	425		433		(8)	(2%)
Less: Resales contract sales	(9)		(12)		3
Less: Joint venture contract sales	(5)		(5)		—
Consolidated contract sales, net of resales	411		416		(5)	(1%)
Plus:
Settlement revenue	9	2%	8	2%	1
Resales revenue	4	1%	5	1%	(1)
Revenue recognition adjustments:
Reportability	5	1%	(9)	(2%)	14
Sales reserve	(50)	(12%)	(46)	(11%)	(4)
Other(1)	(24)	(6%)	(22)	(6%)	(2)
Sale of vacation ownership products	$355	86%	$352	84%	$3	1%

VPG	$3,979		$4,129		$(150)	(4%)
Tours	97,998		96,579		1,419	1%
Financing propensity	54.2%		53.4%		0.8 pts
Average FICO Score (2)	740		739
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
First Quarter
The increase in Sale of vacation ownership products was due to the following:
•Contract sales decreased during the first quarter of 2025 due to a 4% decrease in VPG, partially offset by a 1% increase in tours.
•Approximately half of the VPG decrease was due to a larger percentage mix of first time buyer sales, which carry a lower VPG than existing owners.
•Both first time buyer and owner VPG decreased due to lower closing efficiencies.
•An increase in revenue reportability due to timing differences in the expiration of contractual rescission periods; and
•An increase in our sales reserve to reflect higher expected cumulative losses on new originations, consistent with the increase in our sales reserve rate in the latter half of 2024.

Development Profit
First Quarter

	Three Months Ended
($ in millions)	March 31, 2025	% of Revenue	March 31, 2024	% of Revenue	Change
Sale of vacation ownership products	$355		$352		$3	1%
Cost of vacation ownership products	(42)	12%	(53)	15%	11	21%
Marketing and sales	(234)	66%	(223)	63%	(11)	(5%)
Development profit	$79		$76		$3	4%
Development profit margin	22.2%		21.5%		0.7 pts
The increase in Development profit was due to the following:
•higher sales of vacation ownership products (discussed above); and
•lower cost of vacation ownership products due to the sale of lower average cost inventory, including product cost true-up activity, slightly offset by higher revenue reportability.
These changes were partially offset by higher marketing and sales costs due to:
•$3 million of higher preview costs, which were evenly split between higher keys and higher rate;
•$5 million increase in tour generation costs, including $1 million associated with the higher tour volume; and
•$3 million of higher wages and benefits, including variable compensation.
Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Management fee revenues	$55	$52	$3	7%
Ancillary revenues	65	65	—	NM
Other management and exchange revenues	35	31	4	9%
Resort management and other services revenues	155	148	7	4%
Resort management and other services expenses	(72)	(71)	(1)	(1%)
Resort management and other services profit	$83	$77	$6	8%
Resort management and other services profit margin	53.6%	51.8%	1.8 pts
Resort occupancy (1)	90.3%	90.2%	0.1 pts
(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
The increase in Resort management and other services profit reflects higher management fees and higher club dues, partially offset by $1 million of higher wages and benefits.

Rental Revenues, Expenses and Profit

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Rental revenues	$159	$147	$12	8%
Rental expenses	(126)	(110)	(16)	(15%)
Rental profit	$33	$37	$(4)	(13%)
Rental profit margin	20.4%	25.3%	(4.9 pts)

Transient keys rented(1)	569,470	542,970	26,500	5%
Average transient key rate	$284	$286	$(2)	(1%)
Rental occupancy(2)	74.3%	72.7%	1.6 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
First Quarter
Rental profit, excluding profit from owned hotels, declined due to:
•$5 million of higher unsold maintenance fees associated with increased developer-owned inventory;
•$4 million of lower plus points revenue;
•$2 million of higher tidy and variable costs on higher keys rented; and
•$2 million of increased costs associated with higher owner utilization of third-party vacation and other offerings.
These changes were partially offset by:
•$6 million of higher transient rental revenue; and
•a $3 million increase in costs allocated to marketing and sales expense for occupancy used for previews.
Rental profit for our owned hotels remained in-line with the first quarter of 2024.
Financing Revenues, Expenses and Profit

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Financing revenues	$88	$83	$5	6%
Financing expenses	(11)	(9)	(2)	(16%)
Consumer financing interest expense	(25)	(25)	—	NM
Financing profit	$52	$49	$3	6%
Financing profit margin	59.3%	59.5%	(0.2 pts)
Financing propensity	54.2%	53.4%	0.8 pts
First Quarter
•Financing revenues reflect higher interest income as a result of a higher average notes receivable balance and a slightly higher average interest rate for the three months ended March 31, 2025.
•The increase in financing expense is primarily attributed to higher credit card fees and other operating costs.
•Consumer financing interest expense was flat due to lower average securitized debt at a slightly higher average interest rate for our more recent term securitization transactions.
We expect our average interest rate to continue to increase slightly as the current interest rate environment for new securitization transactions exceeds the average interest rate on our existing securitized debt. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; as a result, we expect our financing profit margin to continue to decrease in 2025, as we repay existing securitization transactions with proceeds from newer securitization transactions with lower interest rates.

Litigation Charges

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Litigation charges	$4	$3	$1	28%
First Quarter
Litigation charges during the first quarter of 2025 as well as the first quarter of 2024, relate primarily to certain resorts in Europe.
Gains and Other Income

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Gains and other income, net	$9	$—	$9	NM
First Quarter
During the first quarter of 2025, we recorded $7 million related to the receipt of service interruption insurance proceeds from the Maui wildfires and a $2 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.
Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
REVENUES
Management and exchange	$46	$52
Rental	10	11
Cost reimbursements	2	2
TOTAL REVENUES	58	65
EXPENSES
Management and exchange	29	31
Depreciation and amortization	7	7
Restructuring	2	—
Cost reimbursements	2	2
TOTAL EXPENSES	40	40
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18	$25
Management and Exchange Profit

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Management and exchange revenue	$46	$52	$(6)	(10%)
Management and exchange expense	(29)	(31)	2	5%
Management and exchange profit	$17	$21	$(4)	(18%)
Management and exchange profit margin	37.1%	40.6%	(3.5 pts)
First Quarter
•Interval International management and exchange revenues declined $4 million, or 7%, primarily due to 11% lower exchange transaction volume, partially offset by a 3% increase in average exchange fees.
•Management and exchange revenue reflects a $2 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy, and a lower average daily rate in the Hawaii market due to changes in demand.
•The decrease in management and exchange profit was primarily attributable to lower revenues, partially offset by lower wages and benefits and other costs.

Restructuring

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Restructuring	$2	$—	$2	NM
First Quarter
During the first quarter of 2025, we recorded a $2 million impairment related to an operating lease and related assets.
Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
REVENUES
Resort management and other services	$14	$11
Cost reimbursements	(7)	(11)
TOTAL REVENUES	7	—
EXPENSES
Resort management and other services	16	14
Rental	(3)	(3)
General and administrative	61	63
Depreciation and amortization	5	6
Litigation charges	3	—
Restructuring	10	2
Cost reimbursements	(7)	(11)
TOTAL EXPENSES	85	71
Gains and other income, net	4	—
Interest expense, net	(40)	(40)
Transaction and integration costs	—	(15)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(114)	(126)
Provision for income taxes	(45)	(35)
Net (income) loss attributable to noncontrolling interests	(1)	1
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(160)	$(160)
Litigation Charges

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Litigation charges	$3	$—	$3	NM
First Quarter
Litigation charges during the first quarter of 2025 relate to a dispute with a service provider.

Restructuring

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Restructuring	$10	$2	$8	NM
First Quarter
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead. During the first quarter of 2025, we incurred $10 million of restructuring charges associated with these efforts.
During the first quarter of 2024, we incurred $2 million of restructuring charges associated with the elimination of certain positions as a result of the realignment of our management structure and headcount reductions in 2023.
Gains and Other Income

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Gains and other income, net	$4	$—	$4	NM
First Quarter
In the first quarter of 2025, we recorded $3 million of foreign currency translation gains and $1 million of other gains.
In the first quarter of 2024, we recorded $2 million of foreign currency translation losses, offset by $2 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
Income Tax
2025 First Quarter

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change
Provision for income taxes	$(45)	$(35)	$(10)	(27%)
First Quarter
Our effective tax rate was 43.6% and 43.0% for the three months ended March 31, 2025 and March 31, 2024, respectively.
The effective tax rate for the three months ended March 31, 2025 differed from the blended statutory tax rate for the same period due to lower pre-tax book income forecast for the current year, which is largely driven by our modernization efforts and related costs expected to be incurred, higher expected foreign losses, for which a valuation allowance will be recorded, and income tax adjustments for discrete items, primarily related to share-based compensation.
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

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
REVENUES
Resort management and other services	$14	$11
Cost reimbursements	(7)	(11)
TOTAL REVENUES	7	—
EXPENSES
Resort management and other services	16	14
Rental	(3)	(3)
Cost reimbursements	(7)	(11)
TOTAL EXPENSES	6	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	—
Net (income) loss attributable to noncontrolling interests	(1)	1
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$1
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
At March 31, 2025, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 4.1, above our targeted range of 2.5 to 3.0, and we remain focused on reducing this ratio over time.
We have no material principal payment obligations on our debt prior to 2026. See Footnote 11 “Debt” to our Financial Statements for further information related to maturities of our debt.
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

Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During the first quarter of 2025, and as of March 31, 2025, we had 12 term securitization transactions outstanding, all of which were in compliance with their respective required parameters. Since 2000, we have issued approximately $10 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. At March 31, 2025, we had $315 million of borrowings outstanding on our Warehouse Credit Facility.
As of March 31, 2025, $70 million of gross vacation ownership notes receivable were eligible for securitization.
Corporate Credit Facility
During the first quarter of 2025, we entered into an amendment to the Corporate Credit Facility, which, among other things, increased the borrowing capacity on our Revolving Corporate Credit Facility from $750 million to $800 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. The Amendment also extended the termination date from March 31, 2027 to March 24, 2030, reduced certain fees and interest costs, and increased the letter of credit sub-facility of the Revolving Corporate Credit Facility from $75 million to $150 million. At March 31, 2025, $190 million of borrowings and $11 million of letters of credit were outstanding under our Revolving Corporate Credit Facility.
Additionally, the Amendment provided for a new $450 million senior secured Delayed-Draw Term Loan with a maturity date of December 31, 2027. The Delayed-Draw Term Loan is only available to finance the redemption or repurchase of our 2026 Convertible Notes, which are due January 15, 2026. As of March 31, 2025, there were no outstanding borrowings on the Delayed-Draw Term Loan.
See Footnote 11 “Debt” to our Financial Statements for further information.
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
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Inventory spending	$(29)	$(25)
Purchase and development of property for future transfer to inventory	(2)	—
Inventory costs	30	42
Inventory spending (in excess of) less than cost of sales	$(1)	$17
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
We expect inventory spending to continue to exceed cost of sales for the remainder of 2025 due to our remaining commitments to acquire property as disclosed in Footnote 9 “Contingencies and Commitments” to our Financial Statements.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Vacation ownership notes receivable collections — non-securitized	$41	$9
Vacation ownership notes receivable collections — securitized	135	151
Vacation ownership notes receivable originations	(233)	(200)
Vacation ownership notes receivable collections less than originations	$(57)	$(40)
Vacation ownership notes receivable collections were less than originations in the first quarters of 2025 and 2024 due to the growth of our vacation ownership notes receivable portfolio.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the first quarter of 2025	496,484	36	$73.21
As of March 31, 2025	26,287,034	$2,497	$94.98
See Footnote 12 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.

Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of common stock during the first quarter of 2025 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 6, 2024	December 19, 2024	January 3, 2025	$0.79
February 20, 2025	March 5, 2025	March 19, 2025	$0.79
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of March 31, 2025:

		Payments Due by Period
($ in millions)	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Debt(1)(2)	$3,469	$96	$689	$686	$428	$566	$1,004
Securitized debt(1)(3)	2,741	230	277	535	234	223	1,242
Purchase obligations(4)	524	204	150	139	16	3	12
Operating lease obligations(5)	94	16	22	15	11	9	21
Finance lease obligations(5)	532	13	17	15	13	13	461
Other long-term obligations	23	20	1	1	1	—	—
	$7,383	$579	$1,156	$1,391	$703	$814	$2,740
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)Excludes the Delayed-Draw Term Loan as there were no outstanding borrowings at March 31, 2025. See Footnote 11 “Debt” to our Financial Statements for further information.
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
The following tables present consolidating financial information as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$263	$684	$264	$(11)	$1,200
Expenses	(10)	(299)	(603)	(197)	11	(1,098)
Benefit from (provision for) income taxes	3	12	(29)	(31)	—	(45)
Equity in net income (loss) of subsidiaries	63	107	—	—	(170)	—
Net income (loss)	56	83	52	36	(170)	57
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to common stockholders	$56	$83	$52	$35	$(170)	$56

Condensed Consolidating Balance Sheet

	As of March 31, 2025						As of December 31, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI					MVWC	MORI
Cash and cash equivalents	$1	$25	$64	$106	$—	$196	$1	$14	$59	$123	$—	$197
Restricted cash	—	28	95	168	—	291	—	25	134	172	—	331
Accounts and contracts receivable, net	24	279	80	96	(90)	389	18	166	118	88	(3)	387
Vacation ownership notes receivable, net	—	145	149	2,152	—	2,446	—	177	161	2,102	—	2,440
Inventory	—	329	301	107	—	737	—	282	345	108	—	735
Property and equipment, net	—	281	647	238	—	1,166	—	280	652	238	—	1,170
Goodwill	—	—	3,117	—	—	3,117	—	—	3,117	—	—	3,117
Intangibles, net	—	—	749	26	—	775	—	—	763	27	—	790
Investments in subsidiaries	3,431	3,572	—	—	(7,003)	—	3,466	3,743	—	—	(7,209)	—
Other	144	207	335	181	(102)	765	148	199	261	105	(72)	641
Total assets	$3,600	$4,866	$5,537	$3,074	$(7,195)	$9,882	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808

Accounts payable	$20	$53	$101	$77	$—	$251	$51	$52	$164	$76	$—	$343
Advance deposits	—	53	99	15	—	167	—	68	79	15	—	162
Accrued liabilities	6	94	210	202	(86)	426	2	103	149	127	3	384
Deferred revenue	—	10	216	242	(26)	442	—	15	157	190	(8)	354
Payroll and benefits liability	—	106	74	28	—	208	—	103	86	31	—	220
Deferred compensation liability	—	138	44	4	—	186	—	143	48	4	—	195
Securitized debt, net	—	—	—	2,171	(24)	2,147	—	—	—	2,163	(27)	2,136
Debt, net	1,139	1,833	179	—	—	3,151	1,138	1,771	179	1	—	3,089
Other	—	2	113	19	—	134	—	2	118	19	—	139
Deferred taxes	—	140	220	31	(56)	335	—	121	236	31	(43)	345
MVW stockholders' equity	2,435	2,437	4,281	285	(7,003)	2,435	2,442	2,508	4,394	307	(7,209)	2,442
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Total liabilities and equity	$3,600	$4,866	$5,537	$3,074	$(7,195)	$9,882	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808

Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information about new accounting standards and the future adoption of such standards.
Critical Accounting Policies and Estimates
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2024 Annual Report. Since the date of our 2024 Annual Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of the 2024 Annual Report, other than as set forth below.
We manage the interest rate risk on our corporate debt through the use of fixed-rate debt and may also use interest rate hedges to fix a portion of our variable-rate debt. At March 31, 2025, the interest rate applicable to 67% (approximately $2 billion) of our corporate debt, excluding finance leases, was fixed and the interest rate applicable to the remaining 33% (approximately $984 million) was variable. Assuming we had no outstanding balance under our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at March 31, 2025 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of March 31, 2025 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2025	2026	2027	2028	2029	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.5%	$70	$66	$59	$50	$41	$201	$487	$489
Vacation ownership notes receivable — securitized	13.4%	$125	$173	$176	$177	$175	$1,133	$1,959	$2,021
Contracts receivable for financed VOI sales, net	12.3%	$3	$4	$4	$4	$5	$30	$50	$50
Liabilities(1) – Maturities represent expected principal payments; fair values represent liabilities
Securitized Debt	4.8%	$(154)	$(183)	$(457)	$(170)	$(168)	$(1,039)	$(2,171)	$(2,166)
Term Loan	6.6%	$(6)	$(8)	$(8)	$(8)	$(8)	$(756)	$(794)	$(792)
Revolving Corporate Credit Facility	5.8%	$—	$—	$—	$—	$—	$(190)	$(190)	$(190)
Senior Notes
2028 Notes	4.8%	$—	$—	$—	$(350)	$—	$—	$(350)	$(333)
2029 Notes	4.5%	$—	$—	$—	$—	$(500)	$—	$(500)	$(460)
2026 Convertible Notes	0.0%	$—	$(575)	$—	$—	$—	$—	$(575)	$(551)
2027 Convertible Notes	3.3%	$—	$—	$(575)	$—	$—	$—	$(575)	$(533)
(1)During the first quarter of 2025, we amended the Corporate Credit Facility to provide for a Delayed-Draw Term Loan that is only available to finance the redemption or repurchase of our 2026 Convertible Notes, which are due January 15, 2026. As of March 31, 2025, there were no outstanding borrowings on the Delayed-Draw Term Loan. See Footnote 11 “Debt” to our Financial Statements for further information.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed under “Loss Contingencies” in Footnote 9 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A to Part 1 of our 2024 Annual Report, except as set forth below or to the extent factual information disclosed elsewhere in this Quarterly Report relates to such risk factors, which is incorporated herein by reference.
Uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes could negatively impact our business
Our business operations and financial performance are significantly influenced by governmental policies, the regulatory environment and consumers' willingness to travel to our resorts. Recent and rapid changes to governmental policies worldwide and rapidly evolving governmental regulations regarding international trade and other matters have introduced substantial uncertainty and volatility into the financial markets, leading to a decline in consumer sentiment. These changes could negatively impact our supply chain, cost structure, market access and consumers' willingness to travel to our resorts and purchase our products and services. Additionally, recent and future policy and regulatory changes could disrupt our strategic planning, investments, increase maintenance fees and negatively impact owners’ ability to pay such fees, decrease consumers' disposable income and impact our ability to originate, and the payment of, vacation ownership notes receivable, among other consequences. These factors may also adversely impair our ability to execute strategies to mitigate negative impacts of the current environment.
We are actively monitoring these developments and assessing their potential impact on our business. However, the unpredictable nature of the current global macroeconomic environment makes it challenging to anticipate and address all possible material risks. This uncertainty and its effects could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2025 – January 31, 2025	98,932	$86.14	98,932	$374,719,016
February 1, 2025 – February 28, 2025	—	$—	—	$374,719,016
March 1, 2025 – March 31, 2025	397,552	$69.39	397,552	$347,132,547
Total	496,484	$72.73	496,484	$347,132,547
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
Item 5.    Other Information
(c) Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011

4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019

4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019

4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019

4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021

4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021

4.8	Form of 4.500% Senior Notes due 2029 (included at Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021

4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022

4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022

4.11	Description of Registered Securities		10-K	4.16	3/2/2020

10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-K	10.18	2/28/2025

10.2	Incremental Facility Amendment and Amendment No. 4, dated as of March 24, 2025, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	3/27/2025

22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	2/27/2024

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	May 8, 2025	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer