Form 10-Q
period 2025-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2025-08-06
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 31, 2025 was 34,602,499.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, and unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Sale of vacation ownership products	$370	$309	$725	$661
Management and exchange	219	215	434	426
Rental	160	153	329	311
Financing	90	85	178	168
Cost reimbursements	407	378	780	769
TOTAL REVENUES	1,246	1,140	2,446	2,335
EXPENSES
Cost of vacation ownership products	41	38	83	91
Marketing and sales	237	226	471	449
Management and exchange	121	119	238	235
Rental	125	111	248	218
Financing	37	35	73	69
General and administrative	61	54	122	117
Depreciation and amortization	38	35	76	73
Litigation charges	5	10	12	13
Restructuring	34	1	46	3
Royalty fee	28	29	56	57
Impairment	—	2	—	2
Cost reimbursements	407	378	780	769
TOTAL EXPENSES	1,134	1,038	2,205	2,096
Gains (losses) and other income (expense), net	24	(7)	37	(7)
Interest expense, net	(42)	(43)	(82)	(83)
Transaction and integration costs	—	(3)	—	(18)
Other	—	(1)	—	(2)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	94	48	196	129
Provision for income taxes	(25)	(10)	(70)	(45)
NET INCOME	69	38	126	84
Net income attributable to noncontrolling interests	—	(1)	(1)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$69	$37	$125	$84

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$1.98	$1.04	$3.59	$2.36
Diluted	$1.77	$0.98	$3.23	$2.20

CASH DIVIDENDS DECLARED PER SHARE	$0.79	$0.76	$1.58	$1.52
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions and unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
NET INCOME	$69	$38	$126	$84

Foreign currency translation adjustments	(6)	(13)	(7)	(12)
Derivative instrument adjustment, net of tax	1	(1)	1	(3)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	(14)	(6)	(15)

Net income attributable to noncontrolling interests	—	(1)	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	(1)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$64	$23	$119	$69
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$205	$197
Restricted cash (including $81 and $82 from VIEs, respectively)	263	331
Accounts and contracts receivable, net (including $16 and $16 from VIEs, respectively)	378	387
Vacation ownership notes receivable, net (including $1,963 and $1,917 from VIEs, respectively)	2,485	2,440
Inventory	744	735
Property and equipment, net	1,284	1,170
Goodwill	3,117	3,117
Intangibles, net	762	790
Other (including $148 and $131 from VIEs, respectively)	649	641
TOTAL ASSETS	$9,887	$9,808

LIABILITIES AND EQUITY
Accounts payable	$225	$343
Advance deposits	164	162
Accrued liabilities (including $4 and $4 from VIEs, respectively)	363	384
Deferred revenue	397	354
Payroll and benefits liability	176	220
Deferred compensation liability	203	195
Securitized debt, net (including $2,216 and $2,163 from VIEs, respectively)	2,188	2,136
Debt, net	3,197	3,089
Other	132	139
Deferred taxes	358	345
TOTAL LIABILITIES	7,403	7,367
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,889,673 and 75,852,678 shares issued, respectively	1	1
Treasury stock — at cost; 41,287,174 and 40,974,753 shares, respectively	(2,404)	(2,378)
Additional paid-in capital	3,979	3,975
Accumulated other comprehensive loss	(14)	(8)
Retained earnings	922	852
TOTAL MVW STOCKHOLDERS' EQUITY	2,484	2,442
Noncontrolling interests	—	(1)
TOTAL EQUITY	2,484	2,441
TOTAL LIABILITIES AND EQUITY	$9,887	$9,808

The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions and unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net income	$126	$84
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	76	73
Amortization of debt discount and issuance costs	12	15
Vacation ownership notes and contracts receivable reserve	108	168
Share-based compensation	19	16
Impairment charges	—	2
Foreign currency remeasurement (gain) loss	(17)	5
Deferred income taxes	(4)	79
Net change in assets and liabilities:
Accounts and contracts receivable	8	7
Vacation ownership notes receivable originations	(488)	(446)
Vacation ownership notes receivable collections	341	311
Inventory	(1)	4
Other assets	(49)	(60)
Accounts payable, advance deposits and accrued liabilities	(108)	(113)
Deferred revenue	42	36
Payroll and benefit liabilities	(46)	(42)
Deferred compensation liability	(1)	2
Other liabilities	(7)	(108)
Purchase and development of property for future transfer to inventory	(49)	—
Other, net	(2)	—
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	(40)	33
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(34)	(29)
Purchase of company owned life insurance	(10)	(10)
Purchase and development of property for future sale	—	(49)
Other dispositions, net	1	—
Net cash, cash equivalents and restricted cash used in investing activities	(43)	(88)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions and unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
FINANCING ACTIVITIES
Borrowings from securitization transactions	814	633
Repayment of debt related to securitization transactions	(761)	(629)
Proceeds from debt	805	1,460
Repayments of debt	(699)	(1,378)
Finance lease payment	(3)	(3)
Payment of debt and securitized debt issuance costs	(12)	(19)
Repurchase of common stock	(36)	(36)
Payment of dividends	(83)	(81)
Payment of withholding taxes on vesting of restricted stock units	(6)	(6)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	19	(59)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4	(3)
Change in cash, cash equivalents and restricted cash	(60)	(117)
Cash, cash equivalents and restricted cash, beginning of period	528	574
Cash, cash equivalents and restricted cash, end of period	$468	$457

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$4	$4
Non-cash transfer from inventory to property and equipment	1	15
Non-cash transfer from property and equipment to inventory	1	23
Non-cash transfer from other assets to property and equipment	59	—
Right-of-use asset obtained in exchange for finance lease obligation	4	12
Non-cash issuance of debt in connection with finance lease	3	12

Interest paid, net of amounts capitalized	121	123
Income taxes paid, net of refunds	111	114

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions and unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2024	$1	$(2,378)	$3,975	$(8)	$852	$2,442	$(1)	$2,441
—	Net income	—	—	—	—	56	56	1	57
—	Foreign currency translation adjustments	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	8	(7)	—	—	1	—	1
—	Repurchase of common stock	—	(36)	—	—	—	(36)	—	(36)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2025	1	(2,406)	3,968	(9)	881	2,435	—	2,435
—	Net income	—	—	—	—	69	69	—	69
—	Foreign currency translation adjustments	—	—	—	(6)	—	(6)	—	(6)
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	2	11	—	—	13	—	13
—	Dividends	—	—	—	—	(28)	(28)	—	(28)
75.9	BALANCE AT JUNE 30, 2025	$1	$(2,404)	$3,979	$(14)	$922	$2,484	$—	$2,484

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.8	BALANCE AT DECEMBER 31, 2023	$1	$(2,332)	$3,955	$16	$742	$2,382	$—	$2,382
—	Net income (loss)	—	—	—	—	47	47	(1)	46
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(2)	—	(2)	—	(2)
—	Share-based compensation plans	—	5	(4)	—	—	1	—	1
—	Repurchase of common stock	—	(24)	—	—	—	(24)	—	(24)
—	Dividends	—	—	—	—	(26)	(26)	—	(26)
75.8	BALANCE AT MARCH 31, 2024	1	(2,351)	3,951	15	763	2,379	(1)	2,378
—	Net income	—	—	—	—	37	37	1	38
—	Foreign currency translation adjustments	—	—	—	(13)	—	(13)	—	(13)
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	1	8	—	—	9	—	9
—	Repurchase of common stock	—	(12)	—	—	—	(12)	—	(12)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.8	BALANCE AT JUNE 30, 2024	$1	$(2,362)	$3,959	$1	$773	$2,372	$—	$2,372
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
Accounting Standards Update 2024-04 - “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”)
In November 2024, the FASB issued ASU 2024-04, which requires an entity to account for certain early settlements of convertible debt instruments as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing convertible debt instrument. This update is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted for all entities that have adopted the amendments in ASU 2020-06. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. We are evaluating the impact that the adoption of ASU 2024-04 will have on our financial statements and related disclosures and expect to adopt this update on January 1, 2026.

3.	ACQUISITIONS
Khao Lak, Thailand
During the second quarter of 2025, we acquired the interest in 52 completed vacation ownership units located in Khao Lak, Thailand for $50 million and included it in Property and equipment, net. We paid $43 million in cash consideration during the second quarter of 2025. Additionally, during the second quarter of 2025, we reclassified $7 million of deposits previously paid in the fourth quarter of 2024 in connection with the project from Other assets to Property and equipment, net.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$370	$—	$—	$370
Ancillary revenues	75	1	—	76
Management fee revenues	55	1	—	56
Exchange and other services revenues	35	39	13	87
Management and exchange	165	41	13	219
Rental	150	10	—	160
Cost reimbursements	413	2	(8)	407
Revenue from contracts with customers	1,098	53	5	1,156
Financing	90	—	—	90
Total Revenues	$1,188	$53	$5	$1,246

	Three Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$309	$—	$—	$309
Ancillary revenues	72	1	—	73
Management fee revenues	51	2	(1)	52
Exchange and other services revenues	34	42	14	90
Management and exchange	157	45	13	215
Rental	143	10	—	153
Cost reimbursements	384	3	(9)	378
Revenue from contracts with customers	993	58	4	1,055
Financing	85	—	—	85
Total Revenues	$1,078	$58	$4	$1,140

	Six Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$725	$—	$—	$725
Ancillary revenues	140	2	—	142
Management fee revenues	110	4	(1)	113
Exchange and other services revenues	70	81	28	179
Management and exchange	320	87	27	434
Rental	309	20	—	329
Cost reimbursements	791	4	(15)	780
Revenue from contracts with customers	2,145	111	12	2,268
Financing	178	—	—	178
Total Revenues	$2,323	$111	$12	$2,446

	Six Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$661	$—	$—	$661
Ancillary revenues	137	2	—	139
Management fee revenues	103	7	(2)	108
Exchange and other services revenues	65	88	26	179
Management and exchange	305	97	24	426
Rental	290	21	—	311
Cost reimbursements	784	5	(20)	769
Revenue from contracts with customers	2,040	123	4	2,167
Financing	168	—	—	168
Total Revenues	$2,208	$123	$4	$2,335

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$649	$20	$5	$674
Goods or services transferred at a point in time	449	33	—	482
Revenue from contracts with customers	$1,098	$53	$5	$1,156

	Three Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$607	$22	$4	$633
Goods or services transferred at a point in time	386	36	—	422
Revenue from contracts with customers	$993	$58	$4	$1,055

	Six Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,268	$41	$12	$1,321
Goods or services transferred at a point in time	877	70	—	947
Revenue from contracts with customers	$2,145	$111	$12	$2,268

	Six Months Ended June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,233	$46	$4	$1,283
Goods or services transferred at a point in time	807	77	—	884
Revenue from contracts with customers	$2,040	$123	$4	$2,167
Sale of Vacation Ownership Products
Revenues were reduced during the second quarter and first half of 2025 by $3 million and $6 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either June 30, 2025 or December 31, 2024.

($ in millions)	At June 30, 2025	At December 31, 2024
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$221	$250
Vacation ownership notes receivable, net	2,485	2,440
	$2,706	$2,690
Contract Liabilities
Advance deposits	$164	$162
Deferred revenue	397	354
	$561	$516
Revenue recognized during the second quarter and first half of 2025 that was included in our contract liabilities balance at December 31, 2024 was $84 million and $201 million, respectively.

Remaining Performance Obligations
Our recorded contract liabilities represent the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025. At June 30, 2025, approximately 85% of the recorded contract liabilities are expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At June 30, 2025	At December 31, 2024
Receivables from contracts with customers, net	$221	$250
Interest receivable	20	20
Tax receivable	74	57
Indemnification assets	37	34
Employee tax credit receivable	9	10
Other	17	16
	$378	$387

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate (“AETR”), which is based upon projected annual income, including anticipated losses in certain jurisdictions, non-deductible expenses under applicable federal and local tax laws, statutory rates, and planned tax strategies across the jurisdictions in which we operate. Certain items that do not relate directly to ordinary income are excluded from the AETR and are recognized in the period in which they occur.
Our effective tax rate was 26.8% and 22.0% for the three months ended June 30, 2025 and June 30, 2024, respectively, and 35.5% and 35.2% for the six months ended June 30, 2025 and June 30, 2024, respectively.
The effective tax rate for the three months ended June 30, 2025 was generally consistent with the blended U.S. federal and state statutory tax rate, with no significant variances.
The effective tax rate for the three months ended June 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These included a $13 million decrease as a result of the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by a $4 million increase related to prior year true-up adjustments in non-U.S. jurisdictions.
The effective tax rate for the six months ended June 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to the effect of losses incurred in certain non-U.S. jurisdictions for which no tax benefit was recognized. Additionally, permanent differences between the book and tax treatment further contributed to the variance from the statutory rate.
The effective tax rate for the six months ended June 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These adjustments included a $20 million increase related to the removal of the permanent reinvestment assertion for certain non-U.S. entities and a $5 million increase from prior year true-up adjustments in non-U.S. jurisdictions. These impacts were partially offset by a $22 million decrease as a result of the expiration of statutes of limitation on certain unrecognized tax benefits.
Our income tax returns remain subject to examination by the relevant tax authorities. Certain returns are currently under audit in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may change within the next twelve months as a result of audits or resolution of audit-related matters.
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under Accounting Standards Codification (“ASC”) 740, “Income Taxes,” the effects of changes in tax laws must be recognized in the period of enactment. We are currently evaluating the potential impact of OBBBA on our future financial statements, including deferred tax positions and the estimated annual effective tax rate. No adjustments have been made to the financial statements as of June 30, 2025, as a result of OBBBA.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	June 30, 2025			December 31, 2024
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,890	$73	$1,963	$1,824	$93	$1,917

Eligible for securitization(1)	46	1	47	92	2	94
Not eligible for securitization(1)	464	11	475	417	12	429
Non-securitized	510	12	522	509	14	523

Total	$2,400	$85	$2,485	$2,333	$107	$2,440

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income - securitized vacation ownership notes receivable	$73	$72	$147	$143
Interest income - non-securitized vacation ownership notes receivable	13	10	25	20
Total interest income associated with vacation ownership notes receivable	$86	$82	$172	$163
Vacation Ownership Notes Receivable Reserve
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
In the second quarter of 2024, we increased our sales reserve by $70 million to reflect the then-current macroeconomic conditions, including the cumulative impact of inflation on consumers and the related impact on year-over-year increases in maintenance fees for 2023 and 2024, which we believed were driving continued elevated delinquencies and default rates, higher consumer debt levels, continued high interest rates, uncertainty around timing and frequency of interest rate adjustments, and continued mixed economic indicators. Beginning in the third quarter of 2024, we also increased our sales reserve rate to reflect higher expected cumulative losses on new originations, consistent with more recent trends. While delinquency rates have declined thus far in 2025, we do not expect to lower the sales reserve for new originations until we have sufficient, sustained evidence of continued improvement in delinquency and default rates.
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
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 726 and 725, at June 30, 2025 and December 31, 2024, respectively, based upon the FICO score of the borrower at the time of origination.

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at June 30, 2025.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025, remaining	$52	$73	$125
2026	72	152	224
2027	61	160	221
2028	54	167	221
2029	44	169	213
Thereafter	227	1,169	1,396
Balance at June 30, 2025	$510	$1,890	$2,400
Weighted average stated interest rate	11.6%	13.3%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. The following table summarizes the activity related to our originated vacation ownership notes receivable reserve during the first half of 2025.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2024	$252	$275	$527
Increase in vacation ownership notes receivable reserve	81	23	104
Securitizations	(122)	122	—
Clean-up call	58	(58)	—
Write-offs	(99)	—	(99)
Defaulted vacation ownership notes receivable repurchase activity(1)	79	(79)	—
Balance at June 30, 2025	$249	$283	$532

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of June 30, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,569	$632	$57	$385	$2,643
Hyatt Vacation Ownership	211	73	2	3	289
	$1,780	$705	$59	$388	$2,932

	Originated Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,513	$634	$58	$365	2,570
Hyatt Vacation Ownership	210	75	2	3	290
	$1,723	$709	$60	$368	$2,860

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of June 30, 2025, and gross write-offs by brand for the first half of 2025.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$283	$473	$307	$215	$291	$1,569
600 - 699	78	170	127	102	155	632
< 600	8	16	11	8	14	57
No Score	97	136	71	34	47	385
	$466	$795	$516	$359	$507	$2,643

Gross write-offs	$1	$13	$28	$18	$22	$82

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$55	$62	$42	$33	$19	$211
600 - 699	15	23	15	13	7	73
< 600	1	1	—	—	—	2
No Score	—	1	1	1	—	3
	$71	$87	$58	$47	$26	$289

Gross write-offs	$—	$4	$6	$5	$2	$17
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of a $7 million reserve, and interest rates for our acquired vacation ownership notes receivable at June 30, 2025.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025, remaining	$4	$10	$14
2026	3	19	22
2027	2	15	17
2028	1	10	11
2029	1	6	7
Thereafter	1	13	14
Balance at June 30, 2025	$12	$73	$85
Weighted average stated interest rate	13.8%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of June 30, 2025
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$24	$17	$2	$4	$47
Hyatt Vacation Ownership	27	17	1	—	45
	$51	$34	$3	$4	$92

	Acquired Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$30	$21	$3	$5	$59
Hyatt Vacation Ownership	34	22	—	1	57
	$64	$43	$3	$6	$116

Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 13.48% as of June 30, 2025 and 13.96% as of December 31, 2024. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $14 million as of both June 30, 2025 and December 31, 2024.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2025	$183	$17	$200
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2024	$171	$24	$195
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025			As of December 31, 2024
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$24	$58	$82	$29	$74	$103
91 – 120 days past due	8	13	21	11	19	30
Greater than 120 days past due	175	4	179	160	5	165
Total past due	207	75	282	200	98	298
Current	567	2,175	2,742	579	2,099	2,678
Total vacation ownership notes receivable	$774	$2,250	$3,024	$779	$2,197	$2,976

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable (excluding contracts receivable for financed VOI sales, net), deposits included in Other assets, Accounts payable, Advance deposits, Accrued liabilities, and derivative instruments, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The table also excludes the Delayed-Draw Term Loan (as defined and further discussed in Footnote 12 “Debt”) as there were no outstanding borrowings as of June 30, 2025.

	At June 30, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,485	$2,551	$2,440	$2,508
Contracts receivable for financed VOI sales, net	91	91	46	46
Other assets	148	148	131	131
Total financial assets	$2,724	$2,790	$2,617	$2,685

Securitized debt, net	$(2,188)	$(2,237)	$(2,136)	$(2,147)
Term Loan, net	(783)	(791)	(786)	(796)
Revolving Corporate Credit Facility, net	(230)	(235)	(122)	(125)
2028 Notes, net	(348)	(346)	(348)	(336)
2029 Notes, net	(496)	(481)	(496)	(467)
2026 Convertible Notes, net	(573)	(558)	(572)	(546)
2027 Convertible Notes, net	(568)	(538)	(566)	(541)
Total financial liabilities	$(5,186)	$(5,186)	$(5,026)	$(4,958)
Vacation Ownership Notes Receivable

	At June 30, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,963	$2,028	$1,917	$1,981

Eligible for securitization	47	48	94	98
Not eligible for securitization	475	475	429	429
Non-securitized	522	523	523	527

Total	$2,485	$2,551	$2,440	$2,508
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
Other Assets
Other assets include $148 million and $131 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at June 30, 2025 and December 31, 2024, respectively, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to common stockholders	$69	$37	$125	$84
Shares for basic earnings per share	34.9	35.4	35.0	35.5
Basic earnings per share	$1.98	$1.04	$3.59	$2.36

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to common stockholders	$69	$37	$125	$84
Add back of interest expense related to convertible notes, net of tax	5	4	10	9
Numerator used to calculate diluted earnings per share	$74	$41	$135	$93

Shares for basic earnings per share	34.9	35.4	35.0	35.5
Effect of dilutive shares outstanding
Restricted stock units	—	0.1	0.1	0.1
2026 Convertible Notes	3.7	3.6	3.7	3.6
2027 Convertible Notes	3.1	3.1	3.1	3.0
Shares for diluted earnings per share	41.7	42.2	41.9	42.2
Diluted earnings per share	$1.77	$0.98	$3.23	$2.20
The computations of diluted earnings per share attributable to common stockholders above exclude approximately 645,000 and 393,000 shares of common stock, the maximum number of shares issuable as of June 30, 2025 and June 30, 2024, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for each of the second quarter and first half of 2025, we excluded from our calculation of diluted earnings per share 788,607 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $71.17 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the second quarter of 2024, we excluded from our calculation of diluted earnings per share 559,444 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $96.82 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first half of 2024, we excluded from our calculation of diluted earnings per share 646,203 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2025	At December 31, 2024
Real estate inventory(1)	$734	$725
Other	10	10
	$744	$735

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $28 million during the first half of 2025 and $20 million during the first half of 2024.
In addition to the above, at June 30, 2025 and December 31, 2024, we had $323 million and $271 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
We also had deposits on future purchases of inventory of $30 million at June 30, 2025, of which $25 million was included in Other assets and $5 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $33 million at December 31, 2024, of which $29 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2025, we had the following commitments outstanding:
•We have various contracts for the use of information technology hardware and software, including cloud computing arrangements, that we use in the normal course of business. Our aggregate commitment under these contracts was $101 million, of which we expect $42 million, $39 million, $18 million, and $2 million will be paid in the remainder of 2025, 2026, 2027, and 2028, respectively.
•We have remaining commitments of $28 million to purchase vacation ownership units located in Bali, Indonesia in two separate transactions, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment.
•We expect to complete the acquisition of 32 vacation ownership units in 2027 pursuant to one of these commitments, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $10 million in 2026 and $1 million in 2027.
•We expect to complete the acquisition of 26 vacation ownership units in 2027 pursuant to the other commitment, and to make remaining payments with respect to these units when specific construction milestones are completed as follows: $16 million in 2026 and $1 million in 2027.
•We have a remaining commitment of $37 million to purchase 60 vacation ownership units located in Khao Lak, Thailand, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2027, and we expect to make remaining payments with respect to these units when specific construction milestones are completed as follows: $4 million in the remainder of 2025, $31 million in 2026, and $2 million in 2027.
•We have a commitment to purchase property and vacation ownership units located in Nashville, Tennessee, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of 168 vacation ownership units in 2027, and we expect to make payments when specific construction milestones are completed of $122 million in 2027.
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for information about this commitment, including purchases that occurred during the first quarter of 2024 pursuant to this commitment, and for additional information about our activities relating to the VIE involved in this commitment.

As of June 30, 2025, we had $26 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $25 million were related to and in lieu of reserves required for certain of our outstanding securitization transactions. In addition, as of June 30, 2025, we had $10 million in letters of credit outstanding that were related to and in lieu of reserves required for a certain other outstanding securitization transaction, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Surety bonds issued as of June 30, 2025 totaled $134 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At June 30, 2025, our expected commitment for the remainder of 2025 is $13 million, which will ultimately be recorded as a component of rental expense on our income statement.
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
We have accrued for certain pending claims and lawsuits, but the amount accrued is not material individually or in the aggregate. For matters not requiring accrual, we do not believe that the ultimate outcome of such matters, individually or in the aggregate, will materially harm our financial position, cash flows, or overall trends in results of operations based on information currently available. However, legal proceedings are inherently uncertain, and while we believe that our accruals, where required, are adequate and/or we have valid defenses to the claims asserted, unfavorable rulings could occur that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2025	At December 31, 2024
Vacation ownership notes receivable securitizations, gross(1)	$2,058	$2,039
Unamortized debt discount and issuance costs	(26)	(25)
	2,032	2,014

Warehouse Credit Facility, gross(2)	158	124
Unamortized debt issuance costs	(2)	(2)
	156	122

	$2,188	$2,136

(1)Interest rates as of June 30, 2025 range from 1.5% to 6.6%, with a weighted average interest rate of 4.8%.
(2)Effective interest rate as of June 30, 2025 was 5.4%.
All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows anticipated future principal payments for our securitized debt as of June 30, 2025.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payment Year
2025, remaining	$88	$5	$93
2026	179	10	189
2027	184	10	194
2028	185	133	318
2029	183	—	183
Thereafter	1,239	—	1,239
	$2,058	$158	$2,216

(1)Excludes future Warehouse Credit Facility renewals.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2025, and as of June 30, 2025, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of June 30, 2025, we had 11 securitized vacation ownership notes receivable pools outstanding.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2025, we securitized a pool of $459 million of vacation ownership notes receivable. In connection with the securitization, $450 million in vacation ownership loan backed notes were issued by MVW 2025-1 LLC (the “2025-1 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2025-1 LLC: $277 million of Class A Notes, $93 million of Class B Notes, and $80 million of Class C Notes. The Class A Notes have an interest rate of 4.97%, the Class B Notes have an interest rate of 5.21%, and the Class C Notes have an interest rate of 5.75%, for an overall weighted average interest rate of 5.16%. Proceeds from the transaction, net of fees, were used to repay the outstanding obligations on our warehouse credit facility (as defined below) and for other general corporate purposes.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which has a borrowing capacity of $500 million, allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis. During the second quarter of 2025, we amended certain agreements associated with our Warehouse Credit Facility (the “Warehouse Amendment”). The Warehouse Amendment extended the revolving period of the Warehouse Credit Facility from June 11, 2026 to June 11, 2027, and changed the credit spread from 115 basis points over the Secured Overnight Financing Rate (“SOFR”) to 110 basis points over SOFR. The Warehouse Amendment made no other material changes to the Warehouse Credit Facility.

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2025	At December 31, 2024
Corporate Credit Facility
Term Loan(1)	$792	$796
Unamortized debt discount and issuance costs	(9)	(10)
	783	786

Revolving Corporate Credit Facility(2)	235	125
Unamortized debt issuance costs	(5)	(3)
	230	122
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(4)	(4)
	496	496
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(2)	(3)
	573	572

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(7)	(9)
	568	566

Finance Leases	199	199
	$3,197	$3,089

(1)The effective interest rate as of June 30, 2025 was 6.6%.
(2)The effective interest rate as of June 30, 2025 was 5.9%.
The following table shows scheduled principal payments for our debt, excluding finance leases, as of June 30, 2025.

	Payments Year
($ in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Term Loan	$4	$8	$8	$8	$8	$756	$792
Revolving Corporate Credit Facility	—	—	—	—	—	235	235
2028 Notes	—	—	—	350	—	—	350
2029 Notes	—	—	—	—	500	—	500
2026 Convertible Notes	—	575	—	—	—	—	575
2027 Convertible Notes	—	—	575	—	—	—	575
	$4	$583	$583	$358	$508	$991	$3,027

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
Additionally, the Amendment provided for a new $450 million senior secured delayed-draw term loan facility (the “Delayed-Draw Term Loan”) scheduled to mature on December 31, 2027. The Delayed-Draw Term Loan is only available to finance the redemption or repurchase of our 2026 Convertible Notes (as defined below), which are due January 15, 2026. As of June 30, 2025, there were no outstanding borrowings on the Delayed-Draw Term Loan.
During the second quarter of 2025, we entered into a $300 million interest rate swap pursuant to which we pay interest at a fixed rate of 3.344% and receive interest at a floating rate (SOFR) through May 2027 to hedge a portion of our interest rate risk on the Term Loan. This interest rate swap has been designated and qualifies as a cash flow hedge of interest rate risk and is recorded in Other Assets on our Balance Sheets as of June 30, 2025. We characterize payments we make or receive in connection with this derivative instrument as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first half of 2025 and 2024. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2025	2024
Derivative instrument adjustment balance, January 1	$—	$3
Other comprehensive loss before reclassifications	—	(2)
Derivative instrument adjustment balance, March 31	—	1
Other comprehensive gain (loss) before reclassifications	1	(1)
Derivative instrument adjustment balance, June 30	$1	$—
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
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of June 30, 2025 to 6.5289 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $153.17 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2025, the effective interest rate was 0.55%.

The following table provides the components of interest expense related to the 2026 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization of debt issuance costs	$1	$1	$2	$2
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.8 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.8 million shares of our common stock, in each case, as of June 30, 2025. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $153.17 and $191.45, respectively, as of June 30, 2025, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of June 30, 2025 to 5.2978 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $188.76 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2025, the effective interest rate was 3.88%.
The following table provides the components of interest expense related to the 2027 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$5	$5	$9	$9
Amortization of debt issuance costs	1	1	2	2
	$6	$6	$11	$11
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock, in each case, as of June 30, 2025. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $188.76 and $284.91, respectively, as of June 30, 2025, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2025, there were 75,889,673 shares of Marriott Vacations Worldwide common stock issued, of which 34,602,499 shares were outstanding and 41,287,174 shares were held as treasury stock. At December 31, 2024, there were 75,852,678 shares of Marriott Vacations Worldwide common stock issued, of which 34,877,925 shares were outstanding and 40,974,753 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2025 or December 31, 2024.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of June 30, 2025, approximately $347 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2025.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the first half of 2025	496,484	36	$73.10
As of June 30, 2025	26,287,034	$2,497	$94.98
Dividends
We declared cash dividends to holders of common stock during the first half of 2025 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 20, 2025	March 5, 2025	March 19, 2025	$0.79
May 12, 2025	May 23, 2025	June 6, 2025	$0.79

14.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares were authorized for issuance pursuant to grants under the MVW Equity Plan. As of June 30, 2025, approximately 1 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service-based RSUs	$10	$10	$16	$16
Performance-based RSUs	2	(2)	2	(1)
	12	8	18	15
SARs	—	1	1	1
	$12	$9	$19	$16
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2025	At December 31, 2024
Service-based RSUs	$41	$24
Performance-based RSUs	13	5
	54	29
SARs	3	1
	$57	$30
Restricted Stock Units
We granted 529,447 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $64.37, to our employees and non-employee directors during the first half of 2025. During the first half of 2025, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 423,863 RSUs may be earned under the performance-based RSU awards granted during the first half of 2025.
Stock Appreciation Rights
We granted 145,440 SARs, with a weighted average grant-date fair value of $23.17 and a weighted average exercise price of $71.17, to members of management during the first half of 2025. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected life was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected life. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2025:

Expected volatility	45.79%
Dividend yield	4.35%
Risk-free rate	4.03%
Expected term (in years)	6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at June 30, 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,803	$160	$1,963
Interest receivable	15	1	16
Restricted cash	74	7	81
Total	$1,892	$168	$2,060
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	2,058	158	2,216
Total	$2,061	$159	$2,220
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the second quarter of 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$69	$4	$73
Interest expense	$24	$2	$26
Debt issuance cost amortization	$3	$—	$3
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first half of 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$133	$14	$147
Interest expense	$47	$6	$53
Debt issuance cost amortization	$5	$1	$6

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$445	$426
Principal receipts	293	275
Interest receipts	135	132
Reserve release	105	112
Total	978	945
Cash Outflows
Principal payments	(284)	(277)
Voluntary repurchases of defaulted vacation ownership notes receivable	(83)	(78)
Voluntary clean-up call	(64)	(29)
Interest payments	(47)	(47)
Funding of restricted cash	(103)	(112)
Total	(581)	(543)
Net Cash Flows	$397	$402
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$364	$203
Principal receipts	25	12
Interest receipts	14	7
Reserve release	11	6
Total	414	228
Cash Outflows
Principal payments	(21)	(7)
Voluntary repurchases of defaulted vacation ownership notes receivable	(1)	(2)
Repayment of Warehouse Credit Facility	(308)	(236)
Interest payments	(6)	(4)
Funding of restricted cash	(12)	(5)
Total	(348)	(254)
Net Cash Flows	$66	$(26)
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
Other Variable Interest Entities
We have a commitment to purchase a property located in Waikiki, Hawaii. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. We expect to acquire the property over time and as of June 30, 2025, we expect to make payments for the property as follows: $82 million in 2025 and $41 million in 2026. As of June 30, 2025, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, $11 million in Property and equipment, net, $1 million in Accrued Liabilities, and $1 million in the Other line within liabilities on our Balance Sheet. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $14 million as of June 30, 2025. During the first quarter of 2024, we acquired retail space located at our Marriott Vacation Club, Waikiki property for $48 million. The transaction was accounted for as an asset acquisition and is included in Property and equipment, net on our Balance Sheet as of June 30, 2025.
Deferred Compensation Plan
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in a rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At June 30, 2025 and December 31, 2024, the value of the assets held in the rabbi trust was $148 million and $131 million, respectively, and was included in the Other line within assets on our Balance Sheets.

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
During the first quarter of 2025, we began excluding Amortization of cloud computing software implementation costs, which are not included in Depreciation and amortization, from Adjusted EBITDA for comparability purposes, to address the considerable variability among companies in the utilization of productive assets, and have reclassified prior year amounts to conform with our current year presentation.
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

	Three Months Ended						Six Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025			June 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$1,188	$53	$1,241	$1,078	$58	$1,136	$2,323	$111	$2,434	$2,208	$123	$2,331
Reconciliation of revenues
Corporate and other(1)			5			4			12			4
Total consolidated revenues			$1,246			$1,140			$2,446			$2,335

Cost of vacation ownership products	$(41)	$—		$(38)	$—		$(83)	$—		$(91)	$—
Marketing and sales	(237)	—		(226)	—		(471)	—		(449)	—
Management and exchange	(76)	(29)		(73)	(31)		(148)	(58)		(144)	(62)
Rental	(129)	—		(113)	—		(255)	—		(223)	—
Financing	(37)	—		(35)	—		(73)	—		(69)	—
Royalty fee	(28)	—		(29)	—		(56)	—		(57)	—
Other segment items(2)(3)	(409)	(1)		(383)	(2)		(785)	(2)		(781)	(4)
Segment Adjusted EBITDA	231	23	254	181	25	206	452	51	503	394	57	451
Corporate and other(1)			(51)			(48)			(108)			(106)
Interest expense, net			(42)			(43)			(82)			(83)
Depreciation and amortization			(38)			(35)			(76)			(73)
Share-based compensation expense			(12)			(9)			(19)			(16)
Amortization of cloud computing software implementation costs(3)			(1)			(1)			(2)			(1)
Certain items			(16)			(23)			(21)			(43)
Provision for income taxes			(25)			(10)			(70)			(45)
Net income attributable to common stockholders			$69			$37			$125			$84
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
(3)Prior year amounts have been reclassified to conform with our current year presentation.

Assets

($ in millions)	At June 30, 2025	At December 31, 2024
Vacation Ownership	$8,430	$8,296
Exchange & Third-Party Management	754	777
Total segment assets	9,184	9,073
Corporate and other	703	735
	$9,887	$9,808

17.	RESTRUCTURING
The following table shows the composition of our Restructuring charges, by segment, for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate & Other	Total	Vacation Ownership	Exchange & Third-Party Management	Corporate & Other	Total
SBO initiatives	$1	$—	$32	$33	$1	$—	$43	$44
Severance	—	—	1	1	—	—	—	—
Facility related	—	—	—	—	—	2	—	2
	$1	$—	$33	$34	$1	$2	$43	$46
In November 2024, we announced the creation of a Strategic Business Operations (“SBO”) office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead. We expect to incur up to approximately $200 million in total restructuring and related charges by the end of 2026 primarily related to advisory services and non-recurring charges resulting from process redesign and implementation, as well as systems development, design, and implementation.
The table below shows the composition of our restructuring costs related to SBO initiatives.

($ in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Advisory services	$29	$38
Severance	1	3
Other	3	3
	$33	$44
As of June 30, 2025, the total amount accrued for restructuring charges on our Balance Sheet was $20 million, $19 million of which related to our SBO initiatives. The following table presents the activity for this accrual on our Balance Sheet related to these restructuring charges.

($ in millions)	SBO Initiatives
Balance at December 31, 2024	$1
Restructuring charges	44
Cash payments	(26)
Balance at June 30, 2025	$19
In addition, during the first half of 2025, we recorded a $2 million impairment charge related to an operating lease and related assets.
During the second quarter and first half of 2024, we incurred $1 million and $3 million, respectively, of restructuring charges associated with the elimination of certain positions as a result of the realignment of our management structure and headcount reductions in 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations and growth opportunities, revenues, financial condition, leverage, liquidity, returns on investments, margins and related financing, development and rental profits; dividend payments; business strategies; financing plans and the adequacy of capital to meet short-term and long-term liquidity requirements; our competitive position; our plans to pursue growth opportunities; our expectations regarding average consumer financing interest rates and our financing profit margin; our expectations regarding the objectives, costs and benefits of our Strategic Business Operations office including revenue growth, operational efficiencies and savings, and benefits for our owners; our ability to reduce our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding inventory spending in 2025, the impact of inventory repurchases and timing of payments for inventory; taxes; our ability to securitize consumer loans; and expectations related to sales reserves, delinquencies and default rates. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes, including those affecting international trade; a future health crisis and responses to a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; failure of vendors and other third parties to timely comply with their contractual obligations; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technology; the ability to use artificial intelligence (“AI”) technologies successfully and potential business, compliance, or reputational risks associated with the use of AI technologies; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui and Los Angeles area wildfires; delinquency and default rates; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Gaza, Israel and Iran, and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2024 Annual Report, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
The risk factors discussed in “Risk Factors” in our 2024 Annual Report and under Item 1A of Part II of this Quarterly Report could cause actual results to differ materially from those expressed or implied in forward-looking statements in this Quarterly Report. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
Strategic Business Operations
In the fourth quarter of 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead. We believe that we can drive $150 million to $200 million of annualized benefits from these initiatives by the end of 2026, with approximately half of these benefits coming from cost savings and efficiencies and the balance from accelerating revenue growth. We also expect to realize additional savings that will benefit our owners’ maintenance fees. We expect to incur non-recurring cash costs related to these modernization initiatives of approximately $100 million in each of 2025 and 2026.

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
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Sale of vacation ownership products	$370	$309	$725	$661
Management and exchange	219	215	434	426
Rental	160	153	329	311
Financing	90	85	178	168
Cost reimbursements	407	378	780	769
TOTAL REVENUES	1,246	1,140	2,446	2,335
EXPENSES
Cost of vacation ownership products	41	38	83	91
Marketing and sales	237	226	471	449
Management and exchange	121	119	238	235
Rental	125	111	248	218
Financing	37	35	73	69
General and administrative	61	54	122	117
Depreciation and amortization	38	35	76	73
Litigation charges	5	10	12	13
Restructuring	34	1	46	3
Royalty fee	28	29	56	57
Impairment	—	2	—	2
Cost reimbursements	407	378	780	769
TOTAL EXPENSES	1,134	1,038	2,205	2,096
Gains (losses) and other income (expense), net	24	(7)	37	(7)
Interest expense, net	(42)	(43)	(82)	(83)
Transaction and integration costs	—	(3)	—	(18)
Other	—	(1)	—	(2)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	94	48	196	129
Provision for income taxes	(25)	(10)	(70)	(45)
NET INCOME	69	38	126	84
Net income attributable to noncontrolling interests	—	(1)	(1)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$69	$37	$125	$84
Operating Statistics

	Three Months Ended				Six Months Ended
(Contract sales $ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Vacation Ownership
Total contract sales	$449	$452	$(3)	(1%)	$874	$885	$(11)	(1%)
Consolidated contract sales	$445	$449	$(4)	(1%)	$865	$877	$(12)	(1%)
Joint venture contract sales	$4	$3	$1	21%	$9	$8	$1	6%
VPG	$3,631	$3,741	$(110)	(3%)	$3,791	$3,921	$(130)	(3%)
Tours	114,402	111,752	2,650	2%	212,400	208,331	4,069	2%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,507	1,530	(23)	(2%)	1,507	1,530	(23)	(2%)
Average revenue per member	$37.40	$38.30	$(0.90)	(2%)	$77.40	$80.14	$(2.74)	(3%)

Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Vacation Ownership	$1,188	$1,078	$110	10%	$2,323	2,208	$115	5%
Exchange & Third-Party Management	53	58	(5)	(10%)	111	123	(12)	(10%)
Total Segment Revenues	1,241	1,136	105	9%	2,434	2,331	103	4%
Consolidated Property Owners’ Associations	5	4	1	NM	12	4	8	NM
Total Revenues	$1,246	$1,140	$106	9%	2,446	2,335	$111	5%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense and amortization of cloud computing software implementation costs. Share-based compensation expense is excluded to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. During the first quarter of 2025, we began excluding Amortization of cloud computing software implementation costs, which are not included in depreciation and amortization, from Adjusted EBITDA for comparability purposes to address the considerable variability among companies in the utilization of productive assets, and have reclassified prior year amounts to conform with our current year presentation.
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
We also use Adjusted EBITDA and Adjusted EBITDA margin, as do analysts, lenders, investors, and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin also exclude depreciation and amortization, as well as amortization of cloud computing software implementation costs because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating or amortizing productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
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

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Net income attributable to common stockholders	$69	$37	$32	89%	$125	$84	$41	50%
Interest expense, net	42	43	(1)	(2%)	82	83	(1)	(1%)
Provision for income taxes	25	10	15	NM	70	45	25	53%
Depreciation and amortization	38	35	3	7%	76	73	3	4%
EBITDA	174	125	49	39%	353	285	68	24%
Share-based compensation expense	12	9	3	38%	19	16	3	24%
Amortization of cloud computing software implementation costs	1	1	—	NM	2	1	1	NM
Certain items	16	23	(7)	NM	21	43	(22)	NM
Adjusted EBITDA	$203	$158	$45	29%	$395	$345	$50	15%
Adjusted EBITDA Margin	24.3%	20.7%	360.0 pts		23.7%	22.0%	1.7 pts
During the first quarter of 2025, we began excluding Amortization of cloud computing software implementation costs, which are not included in Depreciation and amortization, from Adjusted EBITDA, and have reclassified prior year amounts to conform with our current year presentation.
The table below details the components of Certain items for the periods presented.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gain on disposition of hotel, land, and other	$—	$(1)	$—	$(1)
Foreign currency translation	(18)	4	(21)	6
Insurance proceeds	(1)	—	(8)	—
Change in indemnification asset	(3)	4	(3)	2
Change in estimates relating to pre-acquisition contingencies	—	—	(2)	—
Other	(2)	—	(3)	—
(Gains) losses and other (income) expense, net	(24)	7	(37)	7
Transaction and integration costs	—	3	—	18
Purchase accounting adjustments	—	—	—	1
Litigation charges	5	10	12	13
Restructuring charges	34	1	46	3
Impairment charges	—	2	—	2
Other	1	—	—	(1)
Total Certain items	$16	$23	$21	$43
During the second quarter of 2024, we discontinued classifying costs associated with the continued integration of Welk in Transaction and integration costs. Welk integration costs incurred after this period are reflected in the operating results of each of our segments and/or General and administrative expenses.

Segment Adjusted EBITDA

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Vacation Ownership	$231	$181	$50	28%	$452	$394	$58	15%
Exchange & Third-Party Management	23	25	(2)	(7%)	51	57	(6)	(11%)
Segment adjusted EBITDA	254	206	48	24%	503	451	52	12%
General and administrative	(61)	(54)	(7)	(12%)	(122)	(117)	(5)	(4%)
Other	10	6	4	NM	14	11	3	NM
Adjusted EBITDA	$203	$158	$45	29%	$395	$345	$50	15%
The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Segment financial results	$196	$144	$52	36%	$394	$326	$68	21%
Depreciation and amortization	28	25	3	14%	54	50	4	8%
Share-based compensation expense	3	2	1	12%	4	4	—	10%
Amortization of cloud computing software implementation costs	1	1	—	NM	2	1	1	NM
Certain items	3	9	(6)	NM	(2)	13	(15)	NM
Segment adjusted EBITDA	$231	$181	$50	28%	$452	$394	$58	15%
Segment Adjusted EBITDA Margin	29.8%	26.0%	3.8 pts		29.5%	27.7%	1.8 pts
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gain on disposition of hotel, land, and other	$—	$(1)	$—	$(1)
Insurance proceeds	—	—	(7)	—
Change in estimates relating to pre-acquisition contingencies	—	—	(2)	—
Other	(1)	—	(1)	—
Gains and other income, net	(1)	(1)	(10)	(1)
Purchase accounting adjustments	—	—	—	1
Litigation charges	3	10	7	13
Restructuring charges	1	—	1	—
Total Certain items	$3	$9	$(2)	$13
Exchange & Third-Party Management

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Segment financial results	$16	$15	$1	—%	$34	$40	$(6)	(15%)
Depreciation and amortization	7	7	—	(4%)	14	14	—	(4%)
Share-based compensation expense	—	1	(1)	11%	1	1	—	7%
Certain items	—	2	(2)	NM	2	2	—	NM
Segment adjusted EBITDA	$23	$25	$(2)	(7%)	$51	$57	$(6)	(11%)
Segment Adjusted EBITDA Margin	45.9%	44.5%	1.4 pts		47.5%	48.1%	(0.6 pts)

The table below details the components of Certain items for Exchange and Third-Party Management segment financial results.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restructuring charges	$—	$—	2	—
Impairment charges	—	2	—	2
Total Certain items	$—	$2	$2	$2
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information about our segments.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Sale of vacation ownership products	$370	$309	$725	$661
Resort management and other services	165	157	320	305
Rental	150	143	309	290
Financing	90	85	178	168
Cost reimbursements	413	384	791	784
TOTAL REVENUES	1,188	1,078	2,323	2,208
EXPENSES
Cost of vacation ownership products	41	38	83	91
Marketing and sales	237	226	471	449
Resort management and other services	76	73	148	144
Rental	129	113	255	223
Financing	37	35	73	69
Depreciation and amortization	28	25	54	50
Litigation charges	3	10	7	13
Restructuring	1	—	1	—
Royalty fee	28	29	56	57
Cost reimbursements	413	384	791	784
TOTAL EXPENSES	993	933	1,939	1,880
Gains and other income, net	1	1	10	1
Other	—	(2)	—	(3)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$196	$144	$394	$326

Sale of Vacation Ownership Products
Second Quarter and First Half

	Three Months Ended						Six Months Ended
($ in millions)	June 30, 2025	% of Consolidated Contract Sales, Net of Resales	June 30, 2024	% of Consolidated Contract Sales, Net of Resales	Change		June 30, 2025	% of Consolidated Contract Sales, Net of Resales	June 30, 2024	% of Consolidated Contract Sales, Net of Resales	Change
Consolidated contract sales	$445		$449		$(4)	(1%)	$865		$877		$(12)	(1%)
Joint venture contract sales	4		3		1	21%	9		8		1	6%
Total contract sales	449		452		(3)	(1%)	874		885		(11)	(1%)
Less: Resales contract sales	(7)		(9)		2		(16)		(21)		5
Less: Joint venture contract sales	(4)		(3)		(1)		(9)		(8)		(1)
Consolidated contract sales, net of resales	438		440		(2)	(1%)	849		856		(7)	(1%)
Plus:
Settlement revenue	11	2%	10	2%	1		20	2%	18	2%	2
Resales revenue	5	1%	6	1%	(1)		9	1%	11	1%	(2)
Revenue recognition adjustments:
Reportability	2	1%	1	—%	1		7	1%	(8)	(1%)	15
Sales reserve	(58)	(13%)	(122)	(28%)	64		(108)	(13%)	(168)	(20%)	60
Other(1)	(28)	(6%)	(26)	(6%)	(2)		(52)	(6%)	(48)	(6%)	(4)
Sale of vacation ownership products	$370	85%	$309	70%	$61	20%	$725	85%	$661	77%	$64	10%

VPG	$3,631		$3,741		$(110)	(3%)	$3,791		$3,921		$(130)	(3%)
Tours	114,402		111,752		2,650	2%	212,400		208,331		4,069	2%
Financing propensity	56.2%		54.5%		1.7 pts		55.2%		54.0%		1.2 pts
Average FICO Score (2)	742		737				741		738
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.

Second Quarter and First Half
The increase in Sale of vacation ownership products was primarily due to a decrease in our sales reserve reflecting last year’s $70 million sales reserve adjustment (the “additional sales reserve”) recorded in the second quarter of 2024, partially offset by higher financing propensity and defaults in Asia Pacific in both the second quarter and first half of 2025.
Excluding the impact of last year’s additional sales reserve, our sales reserve as a percent of contract sales in the second quarter and first half of 2025 increased 140 basis points and 130 basis points, respectively, compared to the prior year comparative period.
Contract sales decreased during the second quarter and first half of 2025 due to a 3% decrease in VPG, partially offset by a 2% increase in tours, in each period.
•The decreases in VPG in each period were due to a larger percentage mix of first time buyer and international tours, which carry a lower VPG than existing owner tours, and lower Owner VPG.
•Second Quarter 2025 compared to Second Quarter 2024
•First time buyer contract sales increased 6% on higher VPG and tours
•Owner contract sales declined 4% on lower VPG and flat tours
•First Half 2025 compared to First Half 2024
•First time buyer contract sales increased 6% on higher tours
•Owner contract sales declined 5% on lower VPG and tours
While delinquency rates have declined, we plan to continue to assume an increased sales reserve for new originations until we have sufficient evidence of continued improvement in delinquency and default rates.
Development Profit
Second Quarter

	Three Months Ended
($ in millions)	June 30, 2025	% of Revenue	June 30, 2024	% of Revenue	Change
Sale of vacation ownership products	$370		$309		$61	20%
Cost of vacation ownership products	(41)	11%	(38)	12%	(3)	(10%)
Marketing and sales	(237)	64%	(226)	73%	(11)	(5%)
Development profit	$92		$45		$47	101%
Development profit margin	24.7%		14.7%		10.0 pts
The increase in Development profit was due to the following:
•higher sales of vacation ownership products (discussed above), partially offset by:
•higher cost of vacation ownership products due to the $13 million favorable impact of the additional sales reserve in the second quarter of 2024 and the sale of lower average cost inventory.
•Excluding the impact of the additional sales reserve, cost of vacation ownership products decreased $10 million and cost of vacation ownership products as a percentage of sales decreased approximately 230 basis points in the second quarter of 2025.
•higher marketing and sales costs due to:
•$6 million of higher wages and benefits, including variable compensation; and
•$5 million of higher marketing costs.
Excluding the impact of the additional sales reserve, Development profit decreased $10 million and Development profit margin decreased approximately 230 basis points in the second quarter of 2025.

First Half

	Six Months Ended
($ in millions)	June 30, 2025	% of Revenue	June 30, 2024	% of Revenue	Change
Sale of vacation ownership products	$725		$661		$64	10%
Cost of vacation ownership products	(83)	12%	(91)	14%	8	8%
Marketing and sales	(471)	65%	(449)	68%	(22)	(5%)
Development profit	$171		$121		$50	41%
Development profit margin	23.5%		18.3%		5.2 pts
The increase in Development profit was due to the following:
•higher sales of vacation ownership products (discussed above), partially offset by:
•lower cost of vacation ownership products due to the sale of lower average cost inventory, including $8 million of favorable product cost true-up activity, slightly offset by $2 million of higher revenue reportability.
•Excluding the favorable impact of the additional sales reserve in the first half of 2024, cost of vacation ownership products decreased $21 million and cost of vacation ownership products as a percentage of sales decreased approximately 280 basis points in the first half of 2025.
These were partially offset by:
•higher marketing and sales costs due to:
•$9 million of higher wages and benefits, including variable compensation;
•$7 million of higher marketing costs; and
•$6 million of higher preview costs.
Excluding the impact of the additional sales reserve, Development profit decreased $7 million and Development profit margin decreased approximately 80 basis points.
Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Management fee revenues	$55	$51	$4	7%	$110	$103	$7	7%
Ancillary revenues	75	72	3	5%	140	137	3	3%
Other management and exchange revenues	35	34	1	3%	70	65	5	6%
Resort management and other services revenues	165	157	8	5%	320	305	15	5%
Resort management and other services expenses	(76)	(73)	(3)	(4%)	(148)	(144)	(4)	(3%)
Resort management and other services profit	$89	$84	$5	5%	$172	$161	$11	7%
Resort management and other services profit margin	54.1%	53.9%	0.2 pts		53.9%	52.9%	1.0 pts
Resort occupancy (1)	89.5%	90.1%	(0.6 pts)		89.9%	90.1%	(0.2 pts)

(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
Second Quarter
The increase in Resort management and other services profit reflects $3 million of higher management profit and $2 million of higher ancillary profit.
First Half
The increase in Resort management and other services profit reflects $7 million of higher management profit, $2 million of higher ancillary profit and $2 million of higher exchange profit.

Rental Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Rental revenues	$150	$143	$7	6%	$309	$290	$19	7%
Rental expenses	(129)	(113)	(16)	(13%)	(255)	(223)	(32)	(14%)
Rental profit	$21	$30	$(9)	(23%)	$54	$67	$(13)	(17%)
Rental profit margin	15.0%	20.7%	(5.7 pts)		17.8%	23.0%	(5.2 pts)

Transient keys rented(1)	587,670	575,704	11,966	2%	1,157,140	1,118,674	38,466	3%
Average transient rate	$255	$245	$10	4%	$269	$265	$4	1%
Rental occupancy(2)	73.8%	74.4%	(0.6 pts)		74.1%	73.6%	0.5 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Second Quarter and First Half
Rental profit, excluding profit from owned hotels, declined due to lower plus points revenue attributed to the non-recurring impact of sales incentive programs put in place during COVID, which increased the amount of plus points issued and lengthened the use period in the prior year comparable period, and higher marketing, variable and other costs, partially offset by an increase in costs allocated to marketing and sales expense for occupancy used for previews. Rental profit for our owned hotels remained in-line with the prior year comparable period.
Financing Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Financing revenues	$90	$85	$5	5%	178	168	10	6%
Financing expenses	(10)	(8)	(2)	(20%)	(21)	(17)	(4)	(18%)
Consumer financing interest expense	(27)	(27)	—	NM	(52)	(52)	—	NM
Financing profit	$53	$50	$3	7%	$105	$99	$6	6%
Financing profit margin	58.8%	58.0%	0.8 pts		59.0%	58.7%	0.3 pts
Financing propensity	56.2%	54.5%	1.7 pts		55.2%	54.0%	1.2 pts
Second Quarter and First Half
•Financing revenues reflect higher interest income as a result of a higher average notes receivable balance, partially offset by a slightly lower average interest rate for the three and six months ended June 30, 2025.
•The increase in financing expense is primarily attributed to higher credit card fees and other operating costs.
We expect our average interest rate to continue to increase as the current interest rate environment for new securitization transactions exceeds the average interest rate on our existing securitized debt. We do not adjust interest rates on consumer financing offerings at the same pace as, or in lock-step with, broader market interest rates; as a result, we expect our financing profit margin to continue to decrease in 2025, as we repay existing securitization transactions with proceeds from newer securitization transactions with lower interest rates.
Litigation Charges

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Litigation charges	$3	$10	$(7)	NM	$7	$13	$(6)	NM
Second Quarter and First Half
Litigation charges during the second quarters of 2025 and 2024, as well as the first halves of 2025 and 2024, relate primarily to certain resorts in Europe.

Gains and Other Income

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Gains and other income, net	$1	$1	$—	NM	$10	$1	$9	NM
First Half
During the first half of 2025, we recorded $7 million related to the receipt of service interruption insurance proceeds from the Maui wildfires, a $2 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and $1 million of other gains.
Exchange & Third-Party Management

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Management and exchange	$41	$45	$87	$97
Rental	10	10	20	21
Cost reimbursements	2	3	4	5
TOTAL REVENUES	53	58	111	123
EXPENSES
Management and exchange	29	31	58	62
Depreciation and amortization	7	7	14	14
Restructuring	—	—	2	—
Impairment	—	2	—	2
Cost reimbursements	2	3	4	5
TOTAL EXPENSES	38	43	78	83
Other	1	—	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16	$15	$34	$40
Management and Exchange Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Management and exchange revenue	$41	$45	$(4)	(11%)	$87	$97	$(10)	(10%)
Management and exchange expense	(29)	(31)	2	9%	(58)	(62)	4	7%
Management and exchange profit	$12	$14	$(2)	(15%)	$29	$35	$(6)	(17%)
Management and exchange profit margin	29.2%	30.6%	(1.4 pts)		33.4%	35.9%	(2.5 pts)
Second Quarter
•Interval International management and exchange revenues declined $1 million, or 4%, primarily due to 8% lower exchange transaction volume, partially offset by a 5% increase in average exchange fees.
•Management and exchange revenue reflects a $2 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy, and a lower average daily rate in the Hawaii market.
•Management and exchange revenue declined $1 million, attributed to the sale of an immaterial subsidiary in the second quarter of 2024.
•The remaining decrease in management and exchange profit was primarily attributable to lower wages and benefits and other costs.

First Half
•Interval International management and exchange revenues declined $4 million, or 5%, primarily due to 10% lower exchange transaction volume, partially offset by a 4% increase in average exchange fees.
•Management and exchange revenue reflects a $4 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy, and a lower average daily rate in the Hawaii market.
•Management and exchange revenue declined $2 million, attributed to the sale of an immaterial subsidiary in the second quarter of 2024.
•The remaining decrease in management and exchange profit was primarily attributable to lower wages and benefits and other costs.
Restructuring

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Restructuring	$—	$—	$—	NM	$2	$—	$2	NM
Second Quarter and First Half
During the first half of 2025, we recorded a $2 million impairment related to an operating lease and related assets.
Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Resort management and other services	$13	$13	$27	$24
Cost reimbursements	(8)	(9)	(15)	(20)
TOTAL REVENUES	5	4	12	4
EXPENSES
Resort management and other services	16	15	32	29
Rental	(4)	(2)	(7)	(5)
General and administrative	61	54	122	117
Depreciation and amortization	3	3	8	9
Litigation charges	2	—	5	—
Restructuring	33	1	43	3
Cost reimbursements	(8)	(9)	(15)	(20)
TOTAL EXPENSES	103	62	188	133
Gains (losses) and other income (expense), net	23	(8)	27	(8)
Interest expense, net	(42)	(43)	(82)	(83)
Transaction and integration costs	—	(3)	—	(18)
Other	(1)	1	(1)	1
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(118)	(111)	(232)	(237)
Provision for income taxes	(25)	(10)	(70)	(45)
Net income attributable to noncontrolling interests	—	(1)	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(143)	$(122)	$(303)	$(282)

General and Administrative

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
General and administrative	$61	$54	$7	12%	$122	$117	$5	4%
Second Quarter
General and administrative expenses for the second quarter of 2025 increased primarily due to $14 million of higher compensation and benefits expense, driven by lower variable compensation expense due to the sales reserve adjustment in the prior year comparable period, partially offset by $4 million of lower insurance expense and $3 million of lower other costs.
First Half
General and administrative expenses for the first half of 2025 increased primarily due to $14 million of higher compensation and benefits expense, driven by lower variable compensation expense due to the sales reserve adjustment in the prior year comparable period, partially offset by $3 million of lower insurance expense, $3 million of lower consulting and $3 million of lower other costs.
Litigation Charges

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Litigation charges	$2	$—	$2	NM	$5	$—	$5	NM
Second Quarter and First Half
Litigation charges during the second quarter and first half of 2025 relate to a dispute with a service provider.
Restructuring

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Restructuring	$33	$1	$32	NM	$43	$3	$40	NM
Second Quarter and First Half
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We intend to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead. See “Strategic Business Operations” section above for further information.
During the second quarter and first half of 2025, we incurred $32 million and $43 million, respectively, of restructuring charges associated with these efforts, the majority of which related to advisory services. See Footnote 17 “Restructuring” to our Financial Statements for further information related to our restructuring charges.
During the second quarter and first half of 2024, we incurred $1 million and $3 million, respectively, of restructuring charges associated with the elimination of certain positions as a result of the realignment of our management structure and headcount reductions in 2023.

Gains (Losses) and Other Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Gains (losses) and other income (expense), net	$23	$(8)	$31	NM	$27	$(8)	$35	NM
Second Quarter
In the second quarter of 2025, we recorded $18 million of foreign currency translation gains, $3 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, $1 million of insurance proceeds, and $1 million of other gains.
In the second quarter of 2024, we recorded $4 million of foreign currency translation losses and $4 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
First Half
In the first half of 2025, we recorded $21 million of foreign currency translation gains, $3 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, $2 million of other gains, and $1 million of insurance proceeds.
In the first half of 2024, we recorded $6 million of foreign currency translation losses and $2 million net of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
Income Tax

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Provision for income taxes	$(25)	$(10)	$(15)	NM	$(70)	$(45)	$(25)	(53%)
Second Quarter
Our effective tax rate was 26.8% and 22.0% for the three months ended June 30, 2025 and June 30, 2024, respectively.
The effective tax rate for the three months ended June 30, 2025 was generally consistent with the blended U.S. federal and state statutory tax rate, with no significant variances.
The effective tax rate for the three months ended June 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These included a $13 million decrease as a result of the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by a $4 million increase related to prior year true-up adjustments in non-U.S. jurisdictions.
First Half
Our effective tax rate was 35.5% and 35.2% for the six months ended June 30, 2025 and June 30, 2024, respectively.
The effective tax rate for the six months ended June 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to the effect of losses incurred in certain non-U.S. jurisdictions for which no tax benefit was recognized. Additionally, permanent differences between the book and tax treatment further contributed to the variance from the statutory rate.
The effective tax rate for the six months ended June 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These adjustments included a $20 million increase related to the removal of the permanent reinvestment assertion for certain non-U.S. entities and a $5 million increase from prior year true-up adjustments in non-U.S. jurisdictions. These impacts were partially offset by a $22 million decrease as a result of the expiration of statutes of limitation on certain unrecognized tax benefits.

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Resort management and other services	$13	$13	$27	$24
Cost reimbursements	(8)	(9)	(15)	(20)
TOTAL REVENUES	5	4	12	4
EXPENSES
Resort management and other services	16	15	32	29
Rental	(4)	(2)	(7)	(5)
Cost reimbursements	(8)	(9)	(15)	(20)
TOTAL EXPENSES	4	4	10	4
Interest expense, net	—	1	—	1
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	1	2	1
Provision for income taxes	(1)	(1)	(1)	(1)
Net income attributable to noncontrolling interests	—	(1)	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$(1)	$—	$—
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
At June 30, 2025, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.9, above our targeted range of 2.5 to 3.0, and we remain focused on reducing this ratio over time.
We have no material principal payment obligations for the remainder of 2025. See Footnote 12 “Debt” to our Financial Statements for further information related to maturities of our debt.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During the second quarter of 2025, and as of June 30, 2025, no securitized vacation ownership notes receivable pools were out of compliance with their respective required parameters. As of June 30, 2025, we had 11 term securitization transactions outstanding. Since 2000, we have issued approximately $10.3 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During the second quarter of 2025, we amended certain agreements associated with our Warehouse Credit Facility, which, among other things, extended the revolving period from June 11, 2026 to June 11, 2027. At June 30, 2025, we had $158 million of borrowings outstanding on our Warehouse Credit Facility. See Footnote 11 “Securitized Debt’ to our Financial Statement for further information on our Warehouse Amendment.
As of June 30, 2025, $55 million of gross vacation ownership notes receivable were eligible for securitization.
Corporate Credit Facility
During the first quarter of 2025, we entered into an amendment to the Corporate Credit Facility, which, among other things, increased the borrowing capacity on our Revolving Corporate Credit Facility from $750 million to $800 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. The Amendment also extended the termination date from March 31, 2027 to March 24, 2030, reduced certain fees and interest costs, and increased the letter of credit sub-facility of the Revolving Corporate Credit Facility from $75 million to $150 million. At June 30, 2025, $235 million of borrowings and $26 million of letters of credit were outstanding under our Revolving Corporate Credit Facility.
Additionally, the Amendment provided for a new $450 million senior secured Delayed-Draw Term Loan with a maturity date of December 31, 2027. The Delayed-Draw Term Loan is only available to finance the redemption or repurchase of our 2026 Convertible Notes, which are due January 15, 2026. As of June 30, 2025, there were no outstanding borrowings on the Delayed-Draw Term Loan.
See Footnote 12 “Debt” to our Financial Statements for further information.
Uses of Cash
We minimize our working capital needs through cash management, strict credit-granting policies, and disciplined collection efforts. Our working capital needs fluctuate throughout the year given the timing of annual maintenance fees on unsold inventory we pay to owners’ associations and certain annual compensation-related outflows. In addition, our cash from operations varies due to the timing of repayment by owners of vacation ownership notes receivable, timing and amount of voluntary repurchases of defaulted vacation ownership notes receivable, the closing or recording of sales contracts for vacation ownership products, financing propensity, and cash outlays for inventory acquisitions and development.

Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occurs in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points-based products, and in the first quarter for our weeks-based products. In addition, during the first quarter of each year, we generally have variable compensation-related cash outflows associated with payment of annual bonuses.
Timing of Estimated Tax Payments
As part of the federal tax relief provided by the Internal Revenue Service for businesses in areas of Florida affected by hurricanes during the third and fourth quarters of 2024, we were permitted to defer certain federal income tax payments without incurring interest or penalties. As a result, we deferred $38 million of estimated tax payments from the third and fourth quarters of 2024 to the second quarter of 2025. Similarly, in the prior year, under comparable relief measures related to hurricanes in 2023, we deferred $32 million of estimated tax payments from the third and fourth quarters of 2023 to the first quarter of 2024.
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024
Inventory spending	$(60)	$(63)
Purchase and development of property for future transfer to inventory	(49)	—
Inventory costs	59	67
Inventory spending (in excess of) less than cost of sales	$(50)	$4
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
We expect inventory spending to continue to exceed cost of sales for the remainder of 2025.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024
Vacation ownership notes receivable collections — non-securitized	$80	$67
Vacation ownership notes receivable collections — securitized	261	244
Vacation ownership notes receivable originations	(488)	(446)
Vacation ownership notes receivable collections less than originations	$(147)	$(135)
Vacation ownership notes receivable collections were less than originations in the first half of 2025 and 2024 due to the growth of our vacation ownership notes receivable portfolio.

Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the first half of 2025	496,484	36	$73.10
As of June 30, 2025	26,287,034	$2,497	$94.98
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of common stock during the first half of 2025 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 6, 2024	December 19, 2024	January 3, 2025	$0.79
February 20, 2025	March 5, 2025	March 19, 2025	$0.79
May 12, 2025	May 23, 2025	June 6, 2025	$0.79
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of June 30, 2025:

		Payments Due by Period
($ in millions)	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Debt(1)(2)	$3,469	$59	$688	$685	$426	$564	$1,047
Securitized debt(1)(3)	2,859	146	289	285	397	249	1,493
Purchase obligations(4)	490	139	160	162	16	2	11
Operating lease obligations(5)	90	11	22	15	11	9	22
Finance lease obligations(5)	529	10	17	15	13	13	461
Other long-term obligations	17	14	1	1	1	—	—
	$7,454	$379	$1,177	$1,163	$864	$837	$3,034
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)Excludes the Delayed-Draw Term Loan as there were no outstanding borrowings at June 30, 2025. See Footnote 12 “Debt” to our Financial Statements for further information.
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
The following tables present consolidating financial information as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$540	$1,379	$549	$(22)	$2,446
Expenses	(20)	(647)	(1,211)	(394)	22	(2,250)
Benefit from (provision for) income taxes	6	34	(53)	(57)	—	(70)
Equity in net income of subsidiaries	139	242	—	—	(381)	—
Net income	125	169	115	98	(381)	126
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to common stockholders	$125	$169	$115	$97	$(381)	$125

Condensed Consolidating Balance Sheet

	As of June 30, 2025						As of December 31, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI					MVWC	MORI
Cash and cash equivalents	$1	$9	$67	$128	$—	$205	$1	$14	$59	$123	$—	$197
Restricted cash	—	22	94	147	—	263	—	25	134	172	—	331
Accounts and contracts receivable, net	18	200	75	99	(14)	378	18	166	118	88	(3)	387
Vacation ownership notes receivable, net	—	155	166	2,164	—	2,485	—	177	161	2,102	—	2,440
Inventory	—	307	327	110	—	744	—	282	345	108	—	735
Property and equipment, net	—	332	649	303	—	1,284	—	280	652	238	—	1,170
Goodwill	—	—	3,117	—	—	3,117	—	—	3,117	—	—	3,117
Intangibles, net	—	—	734	28	—	762	—	—	763	27	—	790
Investments in subsidiaries	3,465	3,761	—	—	(7,226)	—	3,466	3,743	—	—	(7,209)	—
Other	162	161	277	152	(103)	649	148	199	261	105	(72)	641
Total assets	$3,646	$4,947	$5,506	$3,131	$(7,343)	$9,887	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808

Accounts payable	$18	$50	$83	$74	$—	$225	$51	$52	$164	$76	$—	$343
Advance deposits	—	71	75	18	—	164	—	68	79	15	—	162
Accrued liabilities	3	115	141	114	(10)	363	2	103	149	127	3	384
Deferred revenue	—	10	190	216	(19)	397	—	15	157	190	(8)	354
Payroll and benefits liability	—	78	68	30	—	176	—	103	86	31	—	220
Deferred compensation liability	—	149	48	6	—	203	—	143	48	4	—	195
Securitized debt, net	—	—	—	2,216	(28)	2,188	—	—	—	2,163	(27)	2,136
Debt, net	1,141	1,877	179	—	—	3,197	1,138	1,771	179	1	—	3,089
Other	—	2	112	18	—	132	—	2	118	19	—	139
Deferred taxes	—	148	227	43	(60)	358	—	121	236	31	(43)	345
MVW stockholders' equity	2,484	2,447	4,383	396	(7,226)	2,484	2,442	2,508	4,394	307	(7,209)	2,442
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Total liabilities and equity	$3,646	$4,947	$5,506	$3,131	$(7,343)	$9,887	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808

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
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps that fix a portion of our variable-rate debt. At June 30, 2025, after considering the impact of our interest rate swap agreement and excluding finance leases, the interest rate applicable to 76% (approximately $2.3 billion) of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 24% (approximately $727 million) was variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at June 30, 2025 would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at June 30, 2025 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of June 30, 2025 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2025	2026	2027	2028	2029	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.7%	$56	$75	$63	$55	$45	$228	$522	$523
Vacation ownership notes receivable — securitized	13.3%	$83	$171	$175	$177	$175	$1,182	$1,963	$2,028
Contracts receivable for financed VOI sales, net	12.7%	$2	$4	$5	$6	$6	$68	$91	$91
Liabilities(1) – Maturities represent expected principal payments; fair values represent liabilities
Securitized Debt	4.8%	$(93)	$(189)	$(194)	$(318)	$(183)	$(1,239)	$(2,216)	$(2,237)
Term Loan	6.6%	$(4)	$(8)	$(8)	$(8)	$(8)	$(756)	$(792)	$(791)
Revolving Corporate Credit Facility	5.9%	$—	$—	$—	$—	$—	$(235)	$(235)	$(235)
Senior Notes
2028 Notes	4.8%	$—	$—	$—	$(350)	$—	$—	$(350)	$(346)
2029 Notes	4.5%	$—	$—	$—	$—	$(500)	$—	$(500)	$(481)
2026 Convertible Notes	0.0%	$—	$(575)	$—	$—	$—	$—	$(575)	$(558)
2027 Convertible Notes	3.3%	$—	$—	$(575)	$—	$—	$—	$(575)	$(538)
(1)During the first quarter of 2025, we amended the Corporate Credit Facility to provide for a Delayed-Draw Term Loan that is only available to finance the redemption or repurchase of our 2026 Convertible Notes, which are due January 15, 2026. As of June 30, 2025, there were no outstanding borrowings on the Delayed-Draw Term Loan. See Footnote 12 “Debt” to our Financial Statements for further information.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business. See “Loss Contingencies” in Footnote 10 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of Part 1 of our 2024 Annual Report and in Item 1A of Part II of our Quarterly Report for the quarter ended March 31, 2025, except as set forth below or to the extent factual information disclosed elsewhere in this Quarterly Report relates to such risk factors, which is incorporated herein by reference.
Uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes could negatively impact our business
Our business operations and financial performance are significantly influenced by governmental policies, the regulatory environment and consumers' willingness to travel to our resorts. Recent and rapid changes to governmental policies worldwide and rapidly evolving governmental regulations regarding international trade and other matters have introduced substantial uncertainty and volatility into the financial markets which can negatively impact consumer sentiment. These changes could negatively impact our supply chain, cost structure, market access and consumers' willingness to travel to our resorts and purchase our products and services. Additionally, recent and future policy and regulatory changes could disrupt our strategic planning, investments, increase maintenance fees and negatively impact owners’ ability to pay such fees, decrease consumers' disposable income and impact our ability to originate, and the payment of, vacation ownership notes receivable, among other consequences. These factors may also adversely impair our ability to execute strategies to mitigate negative impacts of the current environment.
We are actively monitoring these developments and assessing their potential impact on our business. However, the unpredictable nature of the current global macroeconomic environment makes it challenging to anticipate and address all possible material risks. This uncertainty and its effects could have a material adverse effect on our financial condition, results of operations and cash flows.

If vendors or third-party service providers do not comply with contractual obligations our financial condition, results of operations, internal controls over financial reporting and stock price could be materially and adversely affected
We have implemented and may continue to implement workforce transformation initiatives designed to enhance operational efficiency, reduce costs, and align our organizational structure with our long-term strategic objectives. These initiatives have included and may in the future include the consolidation, offshoring, or outsourcing of aspects of certain corporate functions, including global technology, finance and accounting, and human resources functions, to third-party service providers and shared service centers. While these actions are intended to streamline operations and improve scalability, they may result in, and previous initiatives have resulted in, disruptions, increased transition costs, delays in service delivery and disputes with vendors. Additionally, such initiatives may lead to the loss of institutional knowledge, reduced employee morale, or increased attrition, including among key personnel. We rely or will rely on third-party providers to deliver critical services in these areas, and any failure by these providers to perform in accordance with contractual obligations, or any disruption in our ability to manage or transition these services effectively, could adversely affect our internal controls, compliance functions, or overall business operations. Furthermore, these initiatives may expose us to additional risks, including data security vulnerabilities, regulatory compliance challenges across jurisdictions and reputational harm. If we are unable to successfully execute and manage these workforce transformation initiatives, our financial condition, results of operations, internal controls over financial reporting and stock price could be materially and adversely affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2025 – April 30, 2025	—	$—	—	$347,132,547
May 1, 2025 – May 31, 2025	—	$—	—	$347,132,547
June 1, 2025 – June 30, 2025	—	$—	—	$347,132,547
Total	—	$—	—	$347,132,547

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

Item 5.    Other Information
Frequency of Future Advisory Proposals on Named Executive Compensation
At our Annual Meeting of Stockholders on May 13, 2025, our stockholders voted to approve, consistent with our Board of Directors’ recommendation and on a non-binding advisory basis, that we conduct future advisory votes to approve the compensation of our named executive officers every year. In light of the recommendation and vote, we plan to hold future advisory votes approving the compensation of our named executive officers annually until the next required vote on the frequency of such advisory votes.
(c) Trading Plans
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023

3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011

4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019

4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019

4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019

4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021

4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021

4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021

4.8	Form of 4.500% Senior Notes due 2029 (included at Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021

4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022

4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022

4.11	Description of Registered Securities		10-K	4.16	3/2/2020

10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-K	10.18	2/28/2025

10.2	Incremental Facility Amendment and Amendment No. 4, dated as of March 24, 2025, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	3/27/2025

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.3	Support Agreement, dated May 27, 2025, between Impactive Capital LP and Marriott Vacations Worldwide Corporation		8-K	10.1	5/27/2025

22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	2/27/2024

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	August 6, 2025	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer