Form 10-Q
period 2025-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2025-11-06
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 31, 2025 was 34,613,991.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, and unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Sale of vacation ownership products	$358	$387	$1,083	$1,048
Management and exchange	214	207	648	633
Rental	150	151	479	462
Financing	90	87	268	255
Cost reimbursements	451	473	1,231	1,242
TOTAL REVENUES	1,263	1,305	3,709	3,640
EXPENSES
Cost of vacation ownership products	52	54	135	145
Marketing and sales	234	228	705	677
Management and exchange	118	123	356	358
Rental	129	113	377	331
Financing	38	37	111	106
General and administrative	53	61	175	178
Depreciation and amortization	38	36	114	109
Litigation charges	4	3	16	16
Modernization	53	—	97	—
Restructuring	—	1	2	4
Royalty fee	29	28	85	85
Impairment	31	—	31	2
Cost reimbursements	451	473	1,231	1,242
TOTAL EXPENSES	1,230	1,157	3,435	3,253
Gains and other income, net	11	9	48	2
Interest expense, net	(43)	(40)	(125)	(123)
Transaction and integration costs	—	—	—	(18)
Other	—	1	—	(1)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	118	197	247
Provision for income taxes	(3)	(34)	(73)	(79)
NET (LOSS) INCOME	(2)	84	124	168
Net income attributable to noncontrolling interests	—	—	(1)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2)	$84	$123	$168

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.07)	$2.38	$3.52	$4.74
Diluted	$(0.07)	$2.12	$3.27	$4.31

CASH DIVIDENDS DECLARED PER SHARE	$0.79	$0.76	$2.37	$2.28
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions and unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NET (LOSS) INCOME	$(2)	$84	$124	$168

Foreign currency translation adjustments	1	(12)	(6)	(24)
Derivative instrument adjustment, net of tax	(1)	—	—	(3)
OTHER COMPREHENSIVE LOSS, NET OF TAX	—	(12)	(6)	(27)

Net income attributable to noncontrolling interests	—	—	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1)	—

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2)	$72	$117	$141
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$474	$197
Restricted cash (including $88 and $82 from VIEs, respectively)	259	331
Accounts and contracts receivable, net (including $15 and $16 from VIEs, respectively)	402	387
Vacation ownership notes receivable, net (including $1,896 and $1,917 from VIEs, respectively)	2,522	2,440
Inventory	727	735
Property and equipment, net	1,325	1,170
Goodwill	3,117	3,117
Intangibles, net	747	790
Other (including $160 and $131 from VIEs, respectively)	576	641
TOTAL ASSETS	$10,149	$9,808

LIABILITIES AND EQUITY
Accounts payable	$250	$343
Advance deposits	166	162
Accrued liabilities (including $4 and $4 from VIEs, respectively)	374	384
Deferred revenue	344	354
Payroll and benefits liability	203	220
Deferred compensation liability	217	195
Securitized debt, net (including $2,132 and $2,163 from VIEs, respectively)	2,107	2,136
Debt, net	3,533	3,089
Other	133	139
Deferred taxes	357	345
TOTAL LIABILITIES	7,684	7,367
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,891,531 and 75,852,678 shares issued, respectively	1	1
Treasury stock — at cost; 41,277,540 and 40,974,753 shares, respectively	(2,403)	(2,378)
Additional paid-in capital	3,988	3,975
Accumulated other comprehensive loss	(14)	(8)
Retained earnings	893	852
TOTAL MVW STOCKHOLDERS' EQUITY	2,465	2,442
Noncontrolling interests	—	(1)
TOTAL EQUITY	2,465	2,441
TOTAL LIABILITIES AND EQUITY	$10,149	$9,808

The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions and unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net income	$124	$168
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	114	109
Amortization of debt discount and issuance costs	18	20
Vacation ownership notes and contracts receivable reserve	165	223
Share-based compensation	28	24
Impairment charges	31	2
Foreign currency remeasurement (gain) loss	(20)	2
Deferred income taxes	15	79
Net change in assets and liabilities:
Accounts and contracts receivable	(13)	32
Vacation ownership notes receivable originations	(766)	(738)
Vacation ownership notes receivable collections	519	470
Inventory	22	(51)
Other assets	27	(2)
Accounts payable, advance deposits and accrued liabilities	(72)	(84)
Deferred revenue	(12)	(32)
Payroll and benefit liabilities	(19)	(2)
Deferred compensation liability	3	6
Other liabilities	(6)	(123)
Purchase and development of property for future transfer to inventory	(134)	—
Other, net	(2)	2
Net cash, cash equivalents and restricted cash provided by operating activities	22	105
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(45)	(43)
Purchase of company owned life insurance	(14)	(13)
Purchase and development of property for future sale	—	(50)
Other, net	2	—
Net cash, cash equivalents and restricted cash used in investing activities	(57)	(106)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions and unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
FINANCING ACTIVITIES
Borrowings from securitization transactions	927	1,200
Repayment of debt related to securitization transactions	(958)	(1,045)
Proceeds from debt	1,740	1,675
Repayments of debt	(1,296)	(1,695)
Finance lease payment	(5)	(4)
Payment of debt and securitized debt issuance costs	(20)	(25)
Repurchase of common stock	(36)	(45)
Payment of dividends	(110)	(81)
Payment of withholding taxes on vesting of restricted stock units	(6)	(6)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	236	(26)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4	—
Change in cash, cash equivalents and restricted cash	205	(27)
Cash, cash equivalents and restricted cash, beginning of period	528	574
Cash, cash equivalents and restricted cash, end of period	$733	$547

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$5	$4
Non-cash transfer from inventory to property and equipment	8	13
Non-cash transfer from property and equipment to inventory	10	92
Non-cash transfer from other assets to property and equipment	59	—
Non-cash transfer from property and equipment to other assets	—	52
Right-of-use asset obtained in exchange for finance lease obligation	5	14

Dividends payable	$—	$27
Interest paid, net of amounts capitalized	176	179
Income taxes paid, net of refunds	117	122

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions and unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2024	$1	$(2,378)	$3,975	$(8)	$852	$2,442	$(1)	$2,441
—	Net income	—	—	—	—	56	56	1	57
—	Foreign currency translation adjustments	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	8	(7)	—	—	1	—	1
—	Repurchase of common stock	—	(36)	—	—	—	(36)	—	(36)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2025	1	(2,406)	3,968	(9)	881	2,435	—	2,435
—	Net income	—	—	—	—	69	69	—	69
—	Foreign currency translation adjustments	—	—	—	(6)	—	(6)	—	(6)
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	2	11	—	—	13	—	13
—	Dividends	—	—	—	—	(28)	(28)	—	(28)
75.9	BALANCE AT JUNE 30, 2025	1	(2,404)	3,979	(14)	922	2,484	—	2,484
—	Net loss	—	—	—	—	(2)	(2)	—	(2)
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	(1)	—	(1)	—	(1)
—	Share-based compensation plans	—	1	9	—	—	10	—	10
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT SEPTEMBER 30, 2025	$1	$(2,403)	$3,988	$(14)	$893	$2,465	$—	$2,465
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
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
We have reclassified certain prior year amounts to conform with our current year presentation, and during the third quarter of 2025, we reclassified $1 million of certain prior year amounts related to ongoing litigation from General and administrative expense to Litigation charges in order to conform with our current year presentation.

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
Accounting Standards Update 2025-05 - “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”)
In July 2025, the FASB issued ASU 2025-05, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for short-term assets. This update is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, and is to be adopted on a prospective basis, with early adoption permitted. We are evaluating the impact that the adoption of ASU 2025-05 will have on our financial statements and related disclosures and expect to adopt this update on January 1, 2026,

3.	ACQUISITIONS
Khao Lak, Thailand
During the second quarter of 2025, we acquired 52 completed vacation ownership units located in Khao Lak, Thailand for $50 million and included it in Property and equipment, net. We paid $43 million in cash consideration during the second quarter of 2025. Additionally, during the second quarter of 2025, we reclassified $7 million of deposits paid in 2024 in connection with the project from Other assets to Property and equipment, net.
Waikiki, Hawaii
During the third quarter of 2025, we acquired 48 completed vacation ownership units located at our Marriott Vacation Club, Waikiki property for $82 million. The transaction was accounted for as an asset acquisition with $80 million of the purchase price allocated to Property and Equipment, net, representing the portion of vacation ownership units purchased that are not registered and available for sale in their current form, and the remaining $2 million was allocated to Inventory. See Footnote 15 “Variable Interest Entities” for additional information about this transaction, including our remaining commitment related to this property, and our activities relating to the VIE involved in this transaction.

During the third quarter of 2024, we acquired 38 completed vacation ownership units located at our Marriott Vacation Club, Waikiki property for $65 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory, as all of the vacation ownership units were registered and available for sale in their current form.
Additionally, during the first quarter of 2024, we acquired retail space located at our Marriott Vacation Club, Waikiki property for $48 million. The transaction was accounted for as an asset acquisition and the acquired property is included in Property and equipment, net on our Balance Sheet as of September 30, 2025.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$358	$—	$—	$358
Ancillary revenues	69	1	—	70
Management fee revenues	56	2	(1)	57
Exchange and other services revenues	33	40	14	87
Management and exchange	158	43	13	214
Rental	142	8	—	150
Cost reimbursements	462	2	(13)	451
Revenue from contracts with customers	1,120	53	—	1,173
Financing	90	—	—	90
Total Revenues	$1,210	$53	$—	$1,263

	Three Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$387	$—	$—	$387
Ancillary revenues	66	1	—	67
Management fee revenues	52	3	(1)	54
Exchange and other services revenues	34	40	12	86
Management and exchange	152	44	11	207
Rental	140	11	—	151
Cost reimbursements	484	1	(12)	473
Revenue from contracts with customers	1,163	56	(1)	1,218
Financing	87	—	—	87
Total Revenues	$1,250	$56	$(1)	$1,305

	Nine Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,083	$—	$—	$1,083
Ancillary revenues	209	3	—	212
Management fee revenues	166	6	(2)	170
Exchange and other services revenues	103	121	42	266
Management and exchange	478	130	40	648
Rental	451	28	—	479
Cost reimbursements	1,253	6	(28)	1,231
Revenue from contracts with customers	3,265	164	12	3,441
Financing	268	—	—	268
Total Revenues	$3,533	$164	$12	$3,709

	Nine Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,048	$—	$—	$1,048
Ancillary revenues	203	3	—	206
Management fee revenues	155	10	(3)	162
Exchange and other services revenues	99	128	38	265
Management and exchange	457	141	35	633
Rental	430	32	—	462
Cost reimbursements	1,268	6	(32)	1,242
Revenue from contracts with customers	3,203	179	3	3,385
Financing	255	—	—	255
Total Revenues	$3,458	$179	$3	$3,640
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$691	$20	$—	$711
Goods or services transferred at a point in time	429	33	—	462
Revenue from contracts with customers	$1,120	$53	$—	$1,173

	Three Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$707	$21	$(1)	$727
Goods or services transferred at a point in time	456	35	—	491
Revenue from contracts with customers	$1,163	$56	$(1)	$1,218

	Nine Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,959	$62	$12	$2,033
Goods or services transferred at a point in time	1,306	102	—	1,408
Revenue from contracts with customers	$3,265	$164	$12	$3,441

	Nine Months Ended September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,940	$67	$3	$2,010
Goods or services transferred at a point in time	1,263	112	—	1,375
Revenue from contracts with customers	$3,203	$179	$3	$3,385
Sale of Vacation Ownership Products
Revenues were reduced during the third quarter and first three quarters of 2025 by $2 million and $8 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either September 30, 2025 or December 31, 2024.

($ in millions)	At September 30, 2025	At December 31, 2024
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$220	$250
Vacation ownership notes receivable, net	2,522	2,440
	$2,742	$2,690
Contract Liabilities
Advance deposits	$166	$162
Deferred revenue	344	354
	$510	$516
Revenue recognized during the third quarter and first three quarters of 2025 that was included in our contract liabilities balance at December 31, 2024 was $70 million and $271 million, respectively.
Remaining Performance Obligations
Our recorded contract liabilities represent the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025. At September 30, 2025, approximately 85% of the recorded contract liabilities are expected to be recognized as revenue over the next two years.

Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At September 30, 2025	At December 31, 2024
Receivables from contracts with customers, net	$220	$250
Interest receivable	20	20
Tax receivable	106	57
Indemnification assets	38	34
Employee tax credit receivable	5	10
Other	13	16
	$402	$387

5.	INCOME TAXES
Our provision for income taxes is calculated using an estimated annual effective tax rate (“AETR”), which is based upon projected annual income or loss, including anticipated losses in certain jurisdictions, non-deductible expenses under applicable federal and local tax laws, statutory rates, and planned tax strategies across the jurisdictions in which we operate. Certain items that do not relate directly to ordinary income are excluded from the AETR and are recognized in the period in which they occur.
The effective tax rate for the three months ended September 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments in non-U.S. jurisdictions. These adjustments included a $25 million increase related to changes in valuation allowances, partially offset by tax benefits from $13 million of permanent differences arising from restructuring activities and $6 million for other deferred tax adjustments.
The effective tax rate for the three months ended September 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These adjustments included an $11 million decrease related to changes in valuation allowances on certain deferred tax assets in non-U.S. jurisdictions and a $6 million decrease as a result of the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by an $8 million increase related to the removal of the permanent reinvestment assertion for certain non-U.S. entities and a $3 million increase for deferred non-U.S. withholding taxes.
Our effective tax rate was 37.0% and 32.1% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The effective tax rate for the nine months ended September 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments in non-U.S. jurisdictions. These adjustments included a $25 million increase related to changes in valuation allowances, partially offset by tax benefits from $13 million of permanent differences arising from restructuring activities and $6 million related to prior year true-up adjustments.
The effective tax rate for the nine months ended September 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These adjustments included a $27 million decrease as a result of the expiration of statutes of limitation on uncertain unrecognized tax benefits and an $8 million net decrease related to changes in valuation allowances in non-U.S. jurisdictions. These decreases were partially offset by a $28 million increase related to the removal of the permanent reinvestment assertion for certain non-U.S. entities and a $3 million increase for deferred non-U.S. withholding taxes.
Our income tax returns remain subject to examination by the relevant tax authorities. Certain returns are currently under audit in various jurisdictions for tax years 2007 through 2022. The amount of the unrecognized tax benefits may change within the next twelve months as a result of audits or resolution of audit-related matters.
During the third quarter of 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under Accounting Standards Codification (“ASC”) 740, “Income Taxes,” the effects of changes in tax laws must be recognized in the period of enactment. We have evaluated the impact of OBBBA and do not anticipate that it will have a material impact on our financial statements.

6.	VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	September 30, 2025			December 31, 2024
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,832	$64	$1,896	$1,824	$93	$1,917

Eligible for securitization(1)	144	1	145	92	2	94
Not eligible for securitization(1)	472	9	481	417	12	429
Non-securitized	616	10	626	509	14	523

Total	$2,448	$74	$2,522	$2,333	$107	$2,440

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income - securitized vacation ownership notes receivable	$74	$72	$221	$215
Interest income - non-securitized vacation ownership notes receivable	14	11	39	31
Total interest income associated with vacation ownership notes receivable	$88	$83	$260	$246
Vacation Ownership Notes Receivable Reserve
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
In the second quarter of 2024, we increased our sales reserve by $70 million to reflect the then-current macroeconomic conditions, including the cumulative impact of inflation on consumers and the related impact on year-over-year increases in maintenance fees for 2023 and 2024, which we believed were driving continued elevated delinquencies and default rates, higher consumer debt levels, continued high interest rates, uncertainty around timing and frequency of interest rate adjustments, and continued mixed economic indicators. Beginning in the third quarter of 2024, we also increased our sales reserve rate to reflect higher expected cumulative losses on new originations, consistent with more recent trends. While our delinquency rates at September 30, 2025 have declined from those experienced in 2024, we do not expect to lower the sales reserve for new originations until we have sufficient, sustained evidence of continued improvement in delinquency and default rates.
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
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 727 and 725, at September 30, 2025 and December 31, 2024, respectively, based upon the FICO score of the borrower at the time of origination.

Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at September 30, 2025.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025, remaining	$24	$35	$59
2026	90	148	238
2027	72	156	228
2028	65	162	227
2029	55	165	220
Thereafter	310	1,166	1,476
Balance at September 30, 2025	$616	$1,832	$2,448
Weighted average stated interest rate	11.9%	13.3%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. The following table summarizes the activity related to our originated vacation ownership notes receivable reserve during the first three quarters of 2025.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2024	$252	$275	$527
Increase in vacation ownership notes receivable reserve	125	38	163
Securitizations	(139)	139	—
Clean-up call	58	(58)	—
Write-offs	(166)	—	(166)
Defaulted vacation ownership notes receivable repurchase activity(1)	117	(117)	—
Balance at September 30, 2025	$247	$277	$524

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of September 30, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,588	$636	$58	$401	$2,683
Hyatt Vacation Ownership	208	75	3	3	289
	$1,796	$711	$61	$404	$2,972

	Originated Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,513	$634	$58	$365	2,570
Hyatt Vacation Ownership	210	75	2	3	290
	$1,723	$709	$60	$368	$2,860

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of September 30, 2025, and gross write-offs by brand for the first three quarters of 2025.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$419	$440	$272	$196	$261	$1,588
600 - 699	132	158	115	92	139	636
< 600	13	15	10	8	12	58
No Score	150	117	63	30	41	401
	$714	$730	$460	$326	$453	$2,683

Gross write-offs	$4	$29	$44	$27	$35	$139

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$69	$54	$38	$30	$17	$208
600 - 699	23	21	14	11	6	75
< 600	2	1	—	—	—	3
No Score	1	1	1	—	—	3
	$95	$77	$53	$41	$23	$289

Gross write-offs	$—	$8	$8	$8	$3	$27
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of a $6 million reserve, and interest rates for our acquired vacation ownership notes receivable at September 30, 2025.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2025, remaining	$3	$5	$8
2026	2	18	20
2027	2	14	16
2028	1	9	10
2029	1	6	7
Thereafter	1	12	13
Balance at September 30, 2025	$10	$64	$74
Weighted average stated interest rate	13.7%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
The following tables show the acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of September 30, 2025
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$21	$15	$2	$3	$41
Hyatt Vacation Ownership	24	15	—	—	39
	$45	$30	$2	$3	$80

	Acquired Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700+	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$30	$21	$3	$5	$59
Hyatt Vacation Ownership	34	22	—	1	57
	$64	$43	$3	$6	$116

Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 13.45% as of September 30, 2025 and 13.96% as of December 31, 2024. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $15 million as of September 30, 2025 and $14 million as of December 31, 2024.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2025	$164	$19	$183
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2024	$171	$24	$195
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025			As of December 31, 2024
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$21	$60	$81	$29	$74	$103
91 – 120 days past due	7	16	23	11	19	30
Greater than 120 days past due	157	3	160	160	5	165
Total past due	185	79	264	200	98	298
Current	690	2,098	2,788	579	2,099	2,678
Total vacation ownership notes receivable	$875	$2,177	$3,052	$779	$2,197	$2,976

7.	FINANCIAL INSTRUMENTS
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

	At September 30, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,522	$2,593	$2,440	$2,508
Contracts receivable for financed VOI sales, net	85	85	46	46
Other assets	160	160	131	131
Total financial assets	$2,767	$2,838	$2,617	$2,685

Securitized debt, net	$(2,107)	$(2,163)	$(2,136)	$(2,147)
Term Loan, net	(781)	(790)	(786)	(796)
Revolving Corporate Credit Facility, net	—	—	(122)	(125)
2028 Notes, net	(348)	(345)	(348)	(336)
2029 Notes, net	(497)	(482)	(496)	(467)
2033 Notes, net	(567)	(574)	—	—
2026 Convertible Notes, net	(574)	(567)	(572)	(546)
2027 Convertible Notes, net	(568)	(551)	(566)	(541)
Total financial liabilities	$(5,442)	$(5,472)	$(5,026)	$(4,958)
Vacation Ownership Notes Receivable

	At September 30, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,896	$1,962	$1,917	$1,981

Eligible for securitization	145	150	94	98
Not eligible for securitization	481	481	429	429
Non-securitized	626	631	523	527

Total	$2,522	$2,593	$2,440	$2,508
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
Other Assets
Other assets include $160 million and $131 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at September 30, 2025 and December 31, 2024, respectively, that are held in a rabbi trust. The rabbi trust is considered a VIE, which we consolidate because we are the primary beneficiary as we direct the activities of the trust and are the beneficiary of the trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Senior Notes
We estimate the fair value of our 2028 Notes, 2029 Notes, and 2033 Notes (each as defined in Footnote 12 “Debt”) using quoted market prices as of the last trading day for the quarter; however, these notes have only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.
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
Basic earnings or loss per share attributable to common stockholders is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share attributable to common stockholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings or loss per share applicable to common stockholders by application of the treasury stock method.
The tables below illustrate the reconciliation of the earnings or loss and number of shares used in our calculation of basic and diluted earnings or loss per share attributable to common stockholders.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss) income attributable to common stockholders	$(2)	$84	$123	$168
Shares for basic (loss) earnings per share	34.9	35.3	35.0	35.4
Basic (loss) earnings per share	$(0.07)	$2.38	$3.52	$4.74

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2025	September 30, 2024(1)	September 30, 2025(1)	September 30, 2024(1)
Net (loss) income attributable to common stockholders	$(2)	$84	$123	$168
Add back of interest expense related to convertible notes, net of tax(2)	—	5	14	14
Numerator used to calculate diluted (loss) earnings per share	$(2)	$89	$137	$182

Shares for basic (loss) earnings per share	34.9	35.3	35.0	35.4
Effect of dilutive shares outstanding(3)
Restricted stock units	—	0.1	0.2	0.1
2026 Convertible Notes	—	3.6	3.7	3.6
2027 Convertible Notes	—	3.1	3.0	3.0
Shares for diluted (loss) earnings per share	34.9	42.1	41.9	42.1
Diluted (loss) earnings per share	$(0.07)	$2.12	$3.27	$4.31
(1)The computations of diluted earnings per share attributable to common stockholders above exclude approximately 645,000 and 393,000 shares of common stock, the maximum number of shares issuable as of September 30, 2025 and September 30, 2024, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)For the third quarter of 2025, $4 million of interest expense related to convertible notes, net of tax, was excluded from the above calculation of diluted net loss per share attributable to common stockholders as the effects would have been anti-dilutive.
(3)For the third quarter of 2025, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common stockholders as the effects of including these securities would have been anti-dilutive.

(in millions, except per share amounts)	Three Months Ended September 30, 2025
Restricted stock units	0.3
2026 Convertible Notes	3.8
2027 Convertible Notes	3.0
7.1

In accordance with the applicable accounting guidance for calculating earnings per share, for the first three quarters of 2025, we excluded from our calculation of diluted earnings per share 643,167 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the third quarter of 2024, we excluded from our calculation of diluted earnings per share 695,868 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $77.42 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first three quarters of 2024, we excluded from our calculation of diluted earnings per share 646,203 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2025	At December 31, 2024
Real estate inventory(1)	$717	$725
Other	10	10
	$727	$735

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $35 million during the first three quarters of 2025 and $28 million during the first three quarters of 2024.
In addition to the above, at September 30, 2025 and December 31, 2024, we had $398 million and $271 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
During the third quarter of 2025, we recorded a non-cash impairment charge of $31 million related to completed vacation ownership units and land, which were classified as a component of Property and equipment, net. We estimated the fair value less cost to sell using the market approach, based primarily on Level 3 inputs, including a non-binding offer from a third party.
We also had deposits on future purchases of inventory of $35 million at September 30, 2025, of which $30 million was included in Other assets and $5 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $33 million at December 31, 2024, of which $29 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2025, we had the following commitments outstanding:
•We have various agreements for cloud computing and outsourcing of development, maintenance and support related to information technology that we use in the normal course of business. We expect aggregate obligations under these contracts of $145 million, of which we expect $48 million, $49 million, $25 million, $10 million, $5 million and $8 million will be paid in the remainder of 2025, 2026, 2027, 2028, 2029, and thereafter, respectively.
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

•We have a remaining commitment of $37 million to purchase 60 vacation ownership units located in Khao Lak, Thailand, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2027, and we expect to make remaining payments with respect to these units when specific construction milestones are completed as follows: $35 million in 2026, and $2 million in 2027.
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
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 3 “Acquisitions” for information about purchases that occurred during the first three quarters of 2025 and 2024 pursuant to this commitment and Footnote 15 “Variable Interest Entities” for additional information about this commitment and our activities relating to the VIE involved in this commitment.
As of September 30, 2025, we had $14 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $13 million were related to and in lieu of reserves required for certain of our outstanding securitization transactions. In addition, as of September 30, 2025, we had $9 million in letters of credit outstanding that were related to and in lieu of reserves required for a certain other outstanding securitization transaction, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Surety bonds issued as of September 30, 2025 totaled $122 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At September 30, 2025, our expected commitment for the remainder of 2025 is $6 million, which will ultimately be recorded as a component of rental expense on our income statement.
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

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2025	At December 31, 2024
Vacation ownership notes receivable securitizations, gross(1)	$1,876	$2,039
Unamortized debt discount and issuance costs	(23)	(25)
	1,853	2,014

Warehouse Credit Facility, gross(2)	256	124
Unamortized debt issuance costs	(2)	(2)
	254	122

	$2,107	$2,136

(1)Interest rates as of September 30, 2025 range from 1.5% to 6.6%, with a weighted average interest rate of 4.8%.
(2)Effective interest rate as of September 30, 2025 was 5.5%.
All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.
The following table shows anticipated future principal payments for our securitized debt as of September 30, 2025.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payment Year
2025, remaining	$43	$3	$46
2026	169	14	183
2027	173	15	188
2028	174	224	398
2029	171	—	171
Thereafter	1,146	—	1,146
	$1,876	$256	$2,132

(1)Excludes future Warehouse Credit Facility renewals or refinancing through ABS transactions.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2025, and as of September 30, 2025, we had 11 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
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

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2025	At December 31, 2024
Corporate Credit Facility
Term Loan(1)	$790	$796
Unamortized debt discount and issuance costs	(9)	(10)
	781	786

Revolving Corporate Credit Facility(2)	—	125
Unamortized debt issuance costs	—	(3)
	—	122
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(3)	(4)
	497	496

2033 Notes	575	—
Unamortized debt discount and issuance costs	(8)	—
	567	—
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt issuance costs	(1)	(3)
	574	572

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(7)	(9)
	568	566

Finance Leases	198	199
	$3,533	$3,089

(1)The effective interest rate as of September 30, 2025 was 6.4%.
(2)Excludes $5 million of unamortized debt issuance costs classified as a component of Other Assets on our Balance Sheet as of September 30, 2025, as no cash borrowings were outstanding under the Revolving Corporate Credit facility at that time.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of September 30, 2025.

	Payments Year
($ in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Term Loan	$2	$8	$8	$8	$8	$756	$790
2028 Notes	—	—	—	350	—	—	350
2029 Notes	—	—	—	—	500	—	500
2033 Notes	—	—	—	—	—	575	575
2026 Convertible Notes	—	575	—	—	—	—	575
2027 Convertible Notes	—	—	575	—	—	—	575
	$2	$583	$583	$358	$508	$1,331	$3,365
Corporate Credit Facility
Our corporate credit facility (the “Corporate Credit Facility”) provides support for our business, including ongoing liquidity and letters of credit, and consists of a term loan facility (the “Term Loan”), and a revolving credit facility (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility.
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
Additionally, the Amendment provided for a new $450 million senior secured delayed-draw term loan facility (the “Delayed-Draw Term Loan”) scheduled to mature on December 31, 2027, which was subsequently terminated in the third quarter of 2025 in connection with the issuance of the 2033 Notes (as defined and discussed below). We did not draw on the Delayed-Draw Term Loan at any time.
During the second quarter of 2025, we entered into a $300 million interest rate swap pursuant to which we pay interest at a fixed rate of 3.344% and receive interest at a floating rate (SOFR) through May 2027 to hedge a portion of our interest rate risk on the Term Loan. This interest rate swap has been designated and qualifies as a cash flow hedge of interest rate risk and is recorded in Other Assets on our Balance Sheets as of September 30, 2025. We characterize payments we make or receive in connection with this derivative instrument as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during the first three quarters of 2025 and 2024. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2025	2024
Derivative instrument adjustment balance, January 1	$—	$3
Other comprehensive loss before reclassifications	—	(2)
Derivative instrument adjustment balance, March 31	—	1
Other comprehensive gain (loss) before reclassifications	1	(1)
Derivative instrument adjustment balance, June 30	1	—
Other comprehensive loss before reclassifications	(1)	—
Derivative instrument adjustment balance, September 30	$—	$—

Senior Notes
Our senior notes include:
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in the fourth quarter of 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in the second quarter of 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
•$575 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2033 issued in the third quarter of 2025 with a maturity date of October 1, 2033 (the “2033 Notes”).
Issuance of Senior Unsecured Notes
The 2033 Notes were issued under an indenture dated September 18, 2025 with The Bank of New York Mellon Trust Company, N.A., as trustee. We received net proceeds of $567 million from the offering, after deducting the underwriting fees and transaction expenses. We intend to use these net proceeds to repay our 2026 Convertible Notes (as defined below). We will pay interest on the 2033 Notes on April 1 and October 1 of each year, commencing on April 1, 2026. We may redeem some or all of the 2033 Notes prior to maturity under the terms provided in the indenture.
Convertible Notes
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of September 30, 2025 to 6.5958 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $151.61 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2025, the effective interest rate was 0.55%. Amortization of debt issuance costs related to the 2026 Convertible Notes was less than $1 million during each of the third quarters of 2025 and 2024, and $2 million during the first three quarters of 2025 and 2024.
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.8 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.8 million shares of our common stock, in each case, as of September 30, 2025. The strike prices of the 2026 Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $151.61 and $189.51, respectively, as of September 30, 2025, and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of September 30, 2025 to 5.3026 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $188.59 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2025, the effective interest rate was 3.88%.

The following table provides the components of interest expense related to the 2027 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$5	$5	$14	$14
Amortization of debt issuance costs	—	—	2	2
	$5	$5	$16	$16
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.0 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.0 million shares of our common stock, in each case, as of September 30, 2025. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $188.59 and $284.65, respectively, as of September 30, 2025, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose entities), subject to certain exceptions. In addition, the Corporate Credit Facility, the 2026 Convertible Notes, the 2027 Convertible Notes, the 2028 Notes, the 2029 Notes, and the 2033 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose entities.

13.	STOCKHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2025, there were 75,891,531 shares of Marriott Vacations Worldwide common stock issued, of which 34,613,991 shares were outstanding and 41,277,540 shares were held as treasury stock. At December 31, 2024, there were 75,852,678 shares of Marriott Vacations Worldwide common stock issued, of which 34,877,925 shares were outstanding and 40,974,753 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2025 or December 31, 2024.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of September 30, 2025, approximately $347 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2025.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the first three quarters of 2025	496,484	36	$73.09
As of September 30, 2025	26,287,034	$2,497	$94.98

Dividends
We declared cash dividends to holders of our common stock during the first three quarters of 2025 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 20, 2025	March 5, 2025	March 19, 2025	$0.79
May 12, 2025	May 23, 2025	June 6, 2025	$0.79
September 3, 2025	September 17, 2025	October 1, 2025	$0.79
Payment of dividends within Financing activities on our Cash Flows for the nine months ended September 30, 2025, includes $27 million related to the dividend distributed to holders of our common stock (as of the record date) on October 1, 2025, as the payment was funded on September 30, 2025.

14.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares were authorized for issuance pursuant to grants under the MVW Equity Plan. As of September 30, 2025, approximately 1 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service-based RSUs	$7	$7	$23	$23
Performance-based RSUs	1	—	3	(1)
	8	7	26	22
SARs	1	1	2	2
	$9	$8	$28	$24
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2025	At December 31, 2024
Service-based RSUs	$32	$24
Performance-based RSUs	11	5
	43	29
SARs	2	1
	$45	$30
Restricted Stock Units
We granted 530,192 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $64.39, to our employees and non-employee directors during the first three quarters of 2025. During the first three quarters of 2025, we also granted performance-based RSUs, which are subject to performance-based vesting conditions, to members of management. A maximum of 423,863 RSUs may be earned under the performance-based RSU awards granted during the first three quarters of 2025.
Stock Appreciation Rights
We granted 145,440 SARs, with a weighted average grant-date fair value of $23.17 and a weighted average exercise price of $71.17, to members of management during the first three quarters of 2025. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected term was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected term. The risk-

free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2025:

Expected volatility	45.79%
Dividend yield	4.35%
Risk-free rate	4.03%
Expected term (in years)	6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at September 30, 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,640	$256	$1,896
Interest receivable	13	2	15
Restricted cash	77	11	88
Total	$1,730	$269	$1,999
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	1,876	256	2,132
Total	$1,879	$257	$2,136
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the third quarter of 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$65	$9	$74
Interest expense	$24	$3	$27
Debt issuance cost amortization	$2	$1	$3
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first three quarters of 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$197	$24	$221
Interest expense	$70	$10	$80
Debt issuance cost amortization	$8	$1	$9
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$445	$865
Principal receipts	440	418
Interest receipts	200	196
Reserve release	105	130
Total	1,190	1,609
Cash Outflows
Principal payments	(427)	(418)
Voluntary repurchases of defaulted vacation ownership notes receivable	(122)	(123)
Voluntary clean-up call	(64)	(29)
Interest payments	(71)	(70)
Funding of restricted cash	(103)	(243)
Total	(787)	(883)
Net Cash Flows	$403	$726
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$477	$325
Principal receipts	43	22
Interest receipts	23	13
Reserve release	13	7
Total	556	367
Cash Outflows
Principal payments	(35)	(17)
Voluntary repurchases of defaulted vacation ownership notes receivable	(2)	(3)
Repayment of Warehouse Credit Facility	(308)	(455)
Interest payments	(9)	(7)
Funding of restricted cash	(13)	(7)
Total	(367)	(489)
Net Cash Flows	$189	$(122)
Under the terms of our vacation ownership notes receivable securitizations and Warehouse Credit Facility, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell, and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance of the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
Other Variable Interest Entities
We have a commitment to purchase completed vacation ownership units located in Waikiki, Hawaii for $41 million in 2026. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of September 30, 2025, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, and $3 million in Property and equipment, net. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $7 million as of September 30, 2025. Refer to Footnote 3 “Acquisitions” for information about purchases pursuant to this commitment that occurred during the first three quarters of 2025 and 2024.

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
Additionally, during the third quarter of 2025, we reclassified $1 million of certain prior year amounts related to ongoing litigation from General and administrative expense to Litigation charges in order to conform with our current year presentation.
Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income or loss attributable to common stockholders is presented below.

Segment Revenues and Adjusted EBITDA
The table below presents the following for the periods presented: revenues, disaggregated by segment, reconciled to consolidated revenue; segment expenses, including significant expense categories and amounts that align with segment-level information regularly provided to our CODM; and segment Adjusted EBITDA reconciled to Net income or loss attributable to common stockholders.

	Three Months Ended						Nine Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025			September 30, 2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$1,210	$53	$1,263	$1,250	$56	$1,306	$3,533	$164	$3,697	$3,458	$179	$3,637
Reconciliation of revenues
Corporate and other(1)			—			(1)			12			3
Total consolidated revenues			$1,263			$1,305			$3,709			$3,640

Cost of vacation ownership products	$(52)	$—		$(54)	$—		$(135)	$—		$(145)	$—
Marketing and sales	(234)	—		(228)	—		(705)	—		(677)	—
Management and exchange	(72)	(30)		(72)	(33)		(220)	(88)		(216)	(95)
Rental	(132)	—		(120)	—		(387)	—		(343)	—
Financing	(38)	—		(37)	—		(111)	—		(106)	—
Royalty fee	(29)	—		(28)	—		(85)	—		(85)	—
Other segment items(2)(3)	(458)	(2)		(479)	—		(1,243)	(4)		(1,260)	(4)
Segment Adjusted EBITDA(3)	195	21	216	232	23	255	647	72	719	626	80	706
Corporate and other(1)(3)			(46)			(55)			(154)			(161)
Interest expense, net			(43)			(40)			(125)			(123)
Depreciation and amortization			(38)			(36)			(114)			(109)
Share-based compensation expense			(9)			(8)			(28)			(24)
Amortization of cloud computing software implementation costs(3)			(2)			(1)			(4)			(2)
Certain items(3)			(77)			3			(98)			(40)
Provision for income taxes			(3)			(34)			(73)			(79)
Net income attributable to common stockholders			$(2)			$84			$123			$168
(1)Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative expenses, and transaction and integration costs. In addition, Corporate and Other includes revenues and expenses from Consolidated Property Owners’ Associations. Our CODM does not use this information for operating segment resource allocations.
(2)Other segment items include cost reimbursements, share-based compensation, amortization of cloud computing software implementation costs, and other.
(3)Prior year amounts have been reclassified to conform with our current year presentation.

Assets

($ in millions)	At September 30, 2025	At December 31, 2024
Vacation Ownership	$8,443	$8,296
Exchange & Third-Party Management	755	777
Total segment assets	9,198	9,073
Corporate and other	951	735
	$10,149	$9,808

17.	MODERNIZATION
In November 2024, we announced the creation of a Strategic Business Operations (“SBO”) office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We are working to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead.
The following table shows the composition of our Modernization expense, by segment, for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate & Other	Total	Vacation Ownership	Exchange & Third-Party Management	Corporate & Other	Total
Advisory services	$—	$—	$32	$32	$—	$—	$70	$70
Transition costs(1)	—	—	11	11	—	—	11	11
Technology and other	1	1	7	9	2	1	9	12
Severance	—	—	1	1	—	—	4	4
	$1	$1	$51	$53	$2	$1	$94	$97
(1)Includes implementation costs associated with corporate overhead outsourcing efforts.
The following table presents the activity for this accrual on our Balance Sheet related to our Modernization efforts.

($ in millions)	SBO Initiatives
Balance at December 31, 2024	$1
Modernization charges	97
Cash payments	(61)
Balance at September 30, 2025	$37
During the third quarter of 2025, we entered into outsourced service arrangements and completed the transition of a portion of certain corporate overhead functions to outsourced service providers. The arrangements are for terms of five to six years, and are cancellable for convenience subject to a termination penalty. Our aggregate expected obligation under these arrangements is $151 million, of which $10 million, $42 million, $27 million, $26 million, $26 million, and $20 million is expected to be paid in the remainder of 2025, 2026, 2027, 2028, 2029, and thereafter, respectively. As of September 30, 2025, the total penalties for early termination are $9 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations and growth opportunities, revenues, financial condition, leverage, liquidity, returns on investments, margins and related financing, development and rental profits; dividend payments; business strategies; financing plans and the adequacy of capital to meet short-term and long-term liquidity requirements; use of proceeds from senior notes due 2033;our competitive position; our plans to pursue growth opportunities; our expectations regarding average consumer financing interest rates and our financing profit margin; our expectations regarding the objectives, costs and benefits of our Strategic Business Operations office including revenue growth, operational efficiencies and savings, and benefits for our owners; our ability to reduce our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding inventory spending, the impact of inventory repurchases and timing of payments for inventory; taxes; our ability to securitize consumer loans; and expectations related to sales reserves, delinquencies and default rates relating to vacation ownership notes receivable. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes, including those affecting international trade; a future health crisis and responses to a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; failure of vendors and other third parties to timely comply with their contractual obligations; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technologies; the ability to use artificial intelligence (“AI”) technologies successfully and potential business, compliance, or reputational risks associated with the use of AI technologies; changes in privacy laws; the impact of a future banking crisis; impacts from natural or man-made disasters and wildfires, including the Maui and Los Angeles area wildfires; delinquency and default rates; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2024 Annual Report and Quarterly Report for the quarter ended June 30, 2025, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
The risk factors discussed in “Risk Factors” in our 2024 Annual Report, our Quarterly Report for the quarter ended June 30, 2025, and under Item 1A of Part II of this Quarterly Report could cause actual results to differ materially from those expressed or implied in forward-looking statements in this Quarterly Report. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
Strategic Business Operations
In the fourth quarter of 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We are working to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead. We believe that we can drive $150 million to $200 million of annualized benefits from these initiatives by the end of 2026, with approximately half of these benefits coming from cost savings and efficiencies and the balance from accelerating revenue growth. We also expect to realize additional savings that will benefit our owners’ maintenance fees. We expect to incur non-recurring cash costs related to these modernization initiatives of approximately $100 million in each of 2025 and 2026.
In the third quarter of 2025, we reorganized a portion of our corporate overhead in our human resources and finance and accounting functions and transitioned work to third-party providers, which we expect will result in annual cost savings of approximately $20 million which will be reflected in multiple expense lines on our income statements.
2026 Outlook
We expect our cost of vacation ownership products in 2026 will increase due to a change in the mix of inventory sold in North America and Asia Pacific. In addition, we expect higher costs associated with increased developer-owned inventory partially offset by higher rental revenues.

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
NM = Not meaningful.

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Sale of vacation ownership products	$358	$387	$1,083	$1,048
Management and exchange	214	207	648	633
Rental	150	151	479	462
Financing	90	87	268	255
Cost reimbursements	451	473	1,231	1,242
TOTAL REVENUES	1,263	1,305	3,709	3,640
EXPENSES
Cost of vacation ownership products	52	54	135	145
Marketing and sales	234	228	705	677
Management and exchange	118	123	356	358
Rental	129	113	377	331
Financing	38	37	111	106
General and administrative	53	61	175	178
Depreciation and amortization	38	36	114	109
Litigation charges	4	3	16	16
Modernization	53	—	97	—
Restructuring	—	1	2	4
Royalty fee	29	28	85	85
Impairment	31	—	31	2
Cost reimbursements	451	473	1,231	1,242
TOTAL EXPENSES	1,230	1,157	3,435	3,253
Gains and other income, net	11	9	48	2
Interest expense, net	(43)	(40)	(125)	(123)
Transaction and integration costs	—	—	—	(18)
Other	—	1	—	(1)
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	118	197	247
Provision for income taxes	(3)	(34)	(73)	(79)
NET (LOSS) INCOME	(2)	84	124	168
Net income attributable to noncontrolling interests	—	—	(1)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2)	$84	$123	$168
Operating Statistics

	Three Months Ended				Nine Months Ended
(Contract sales $ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Vacation Ownership
Total contract sales	$442	$463	$(21)	(4%)	$1,316	$1,348	$(32)	(2%)
Consolidated contract sales	$439	$459	$(20)	(4%)	$1,304	$1,336	$(32)	(2%)
Joint venture contract sales	$3	$4	$(1)	5%	$12	$12	$—	6%
VPG	$3,700	$3,888	$(188)	(5%)	$3,760	$3,910	$(150)	(4%)
Tours	109,609	110,557	(948)	(1%)	322,009	318,888	3,121	1%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,499	1,545	(46)	(3%)	1,499	1,545	(46)	(3%)
Average revenue per member	$37.91	$38.93	$(1.02)	(3%)	$115.27	$118.98	$(3.71)	(3%)

Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Vacation Ownership	$1,210	$1,250	$(40)	(3%)	$3,533	3,458	$75	2%
Exchange & Third-Party Management	53	56	(3)	(6%)	164	179	(15)	(8%)
Total Segment Revenues	1,263	1,306	(43)	(3%)	3,697	3,637	60	2%
Consolidated Property Owners’ Associations	—	(1)	1	NM	12	3	9	NM
Total Revenues	$1,263	$1,305	$(42)	(3%)	3,709	3,640	$69	2%
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
We also use Adjusted EBITDA and Adjusted EBITDA margin, as do analysts, lenders, investors, and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin also exclude depreciation and amortization as well as amortization of cloud computing software implementation costs because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating or amortizing productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
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
Additionally, during the third quarter of 2025, we reclassified $1 million of certain prior year amounts related to ongoing litigation from General and administrative expense to Litigation charges in order to conform with our current year presentation.

The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with net income or loss attributable to common stockholders, which is the most directly comparable GAAP financial measure.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Net (loss) income attributable to common stockholders	$(2)	$84	$(86)	(103%)	$123	$168	$(45)	(27%)
Interest expense, net	43	40	3	6%	125	123	2	1%
Provision for income taxes	3	34	(31)	NM	73	79	(6)	(8%)
Depreciation and amortization	38	36	2	5%	114	109	5	4%
EBITDA	82	194	(112)	(58%)	435	479	(44)	(9%)
Share-based compensation expense	9	8	1	8%	28	24	4	19%
Amortization of cloud computing software implementation costs(1)(2)	2	1	1	NM	4	2	2	NM
Certain items(1)	77	(3)	80	NM	98	40	58	NM
Adjusted EBITDA(1)	$170	$200	$(30)	(15%)	$565	$545	$20	4%
Adjusted EBITDA Margin(1)	20.9%	24.1%	(3.2 pts)		22.8%	22.7%	0.1 pts
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
(2)    During the first quarter of 2025, we began excluding Amortization of cloud computing software implementation costs, which are not included in Depreciation and amortization, from Adjusted EBITDA, and have reclassified prior year amounts to conform with our current year presentation.
The table below details the components of Certain items for the periods presented.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gain on disposition of hotel, land, and other	$—	$(1)	$—	$(2)
Foreign currency translation	(2)	(6)	(23)	—
Insurance proceeds	(8)	—	(16)	—
Change in indemnification asset	(1)	2	(4)	4
Change in estimates relating to pre-acquisition contingencies	—	(4)	(2)	(4)
Other	—	—	(3)	—
Gains and other income, net	(11)	(9)	(48)	(2)
Transaction and integration costs	—	—	—	18
Purchase accounting adjustments	—	—	—	1
Litigation charges(1)	4	3	16	16
Modernization	53	—	97	—
Restructuring	—	1	2	4
Impairment	31	—	31	2
Other	—	2	—	1
Total Certain items(1)	$77	$(3)	$98	$40
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
During the second quarter of 2024, we discontinued classifying costs associated with the continued integration of Welk in Transaction and integration costs. Welk integration costs incurred after this period are reflected in the operating results of each of our segments and/or General and administrative expenses.

Segment Adjusted EBITDA

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Vacation Ownership(1)	$195	$232	$(37)	(16%)	$647	$626	$21	4%
Exchange & Third-Party Management	21	23	(2)	(8%)	72	80	(8)	(10%)
Segment adjusted EBITDA(1)	216	255	(39)	(15%)	719	706	13	2%
General and administrative(1)	(53)	(61)	8	12%	(175)	(178)	3	1%
Other	7	6	1	NM	21	17	4	NM
Adjusted EBITDA(1)	$170	$200	$(30)	(15%)	$565	$545	$20	4%
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Segment financial results	$138	$205	$(67)	(33%)	$532	$531	$1	—%
Depreciation and amortization	26	25	1	4%	80	75	5	7%
Share-based compensation expense	3	2	1	9%	7	6	1	10%
Amortization of cloud computing software implementation costs(1)	1	1	—	NM	3	2	1	NM
Certain items	27	(1)	28	NM	25	12	13	NM
Segment adjusted EBITDA(1)	$195	$232	$(37)	(16%)	$647	$626	$21	4%
Segment Adjusted EBITDA Margin(1)	26.1%	30.2%	(4.1 pts)		28.4%	28.6%	(0.2 pts)
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gain on disposition of hotel, land, and other	$—	$—	$—	$(1)
Insurance proceeds	(8)	—	(15)	—
Change in estimates relating to pre-acquisition contingencies	—	(4)	(2)	(4)
Other	—	—	(1)	—
Gains and other income, net	(8)	(4)	(18)	(5)
Purchase accounting adjustments	—	—	—	1
Litigation charges	3	2	10	15
Modernization	1	—	2	—
Restructuring	—	1	—	1
Impairment	31	—	31	—
Total Certain items	$27	$(1)	$25	$12

Exchange & Third-Party Management

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Segment financial results	$15	$15	$—	(3%)	$49	$55	$(6)	(12%)
Depreciation and amortization	6	7	(1)	(13%)	20	21	(1)	(7%)
Share-based compensation expense	—	1	(1)	18%	1	2	(1)	11%
Certain items	—	—	—	NM	2	2	—	NM
Segment adjusted EBITDA	$21	$23	$(2)	(8%)	$72	$80	$(8)	(10%)
Segment Adjusted EBITDA Margin(1)	42.3%	43.3%	(1.0 pts)		45.8%	46.6%	(0.8 pts)
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
The table below details the components of Certain items for Exchange and Third-Party Management segment financial results.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gains and other income, net	(1)	(1)	(1)	(1)
Modernization	1	—	1	—
Restructuring	—	1	2	1
Impairment	—	—	—	2
Total Certain items	$—	$—	$2	$2

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information.
Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Sale of vacation ownership products	$358	$387	$1,083	$1,048
Resort management and other services	158	152	478	457
Rental	142	140	451	430
Financing	90	87	268	255
Cost reimbursements	462	484	1,253	1,268
TOTAL REVENUES	1,210	1,250	3,533	3,458
EXPENSES
Cost of vacation ownership products	52	54	135	145
Marketing and sales	234	228	705	677
Resort management and other services	72	72	220	216
Rental	132	120	387	343
Financing	38	37	111	106
Depreciation and amortization	26	25	80	75
Litigation charges	3	2	10	15
Modernization	1	—	2	—
Restructuring	—	1	—	1
Royalty fee	29	28	85	85
Impairment	31	—	31	—
Cost reimbursements	462	484	1,253	1,268
TOTAL EXPENSES	1,080	1,051	3,019	2,931
Gains and other income, net	8	4	18	5
Other	—	2	—	(1)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$138	$205	$532	$531

Sale of Vacation Ownership Products
Third Quarter and First Three Quarters

	Three Months Ended						Nine Months Ended
($ in millions)	September 30, 2025	% of Consolidated Contract Sales, Net of Resales	September 30, 2024	% of Consolidated Contract Sales, Net of Resales	Change		September 30, 2025	% of Consolidated Contract Sales, Net of Resales	September 30, 2024	% of Consolidated Contract Sales, Net of Resales	Change
Consolidated contract sales	$439		$459		$(20)	(4%)	$1,304		$1,336		$(32)	(2%)
Joint venture contract sales	3		4		(1)		12		12		—
Total contract sales	442		463		(21)	(4%)	1,316		1,348		(32)	(2%)
Less: Resales contract sales	(7)		(8)		1		(23)		(29)		6
Less: Joint venture contract sales	(3)		(4)		1		(12)		(12)		—
Consolidated contract sales, net of resales	432		451		(19)	(4%)	1,281		1,307		(26)	(2%)
Plus:
Settlement revenue	10	2%	9	2%	1		30	2%	27	2%	3
Resales revenue	4	1%	5	1%	(1)		13	1%	16	1%	(3)
Revenue recognition adjustments:
Reportability	(5)	(1%)	4	1%	(9)		2	—%	(4)	—%	6
Sales reserve	(57)	(13%)	(54)	(12%)	(3)		(165)	(13%)	(222)	(17%)	57
Other(1)	(26)	(6%)	(28)	(6%)	2		(78)	(6%)	(76)	(6%)	(2)
Sale of vacation ownership products	$358	83%	$387	86%	$(29)	(8%)	$1,083	85%	$1,048	80%	$35	3%

VPG	$3,700		$3,888		$(188)	(5%)	$3,760		$3,910		$(150)	(4%)
Tours	109,609		110,557		(948)	(1%)	322,009		318,888		3,121	1%
Financing propensity	60.4%		59.5%		0.9 pts		57.0%		56.0%		1.0 pts
Average FICO Score (2)	733		733				738		736
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.

Third Quarter
The decrease in Sale of vacation ownership products for the third quarter of 2025 is attributed to lower contract sales, lower revenue reportability and an increase in the sales reserve due to higher financing propensity compared to the prior year comparable period.
Contract sales decreased during the third quarter of 2025 due to a 5% decrease in VPG and a 1% decrease in tours.
•First time buyer contract sales decreased 2% on lower VPG and tours.
•Owner contract sales declined 5% on lower VPG and flat tours.
First Three Quarters
The increase in Sale of vacation ownership products for the first three quarters of 2025 was primarily due to a decrease in our sales reserve reflecting last year’s $70 million sales reserve adjustment (the “additional sales reserve”) recorded in the second quarter of 2024, partially offset by higher financing propensity and defaults in Asia Pacific in the first three quarters of 2025. In addition, contract sales decreased during the first three quarters of 2025 due to a 4% decrease in VPG and a 1% increase in tours, partially offset by higher revenue reportability in the first three quarters of 2024.
•First time buyer contract sales increased 3% on higher tours.
•Owner contract sales declined 5% on lower VPG and tours.
Excluding the impact of the additional sales reserve recorded in the second quarter of 2024, our sales reserve as a percent of contract sales in the first three quarters of 2025 is 120 basis points higher than the prior year comparable period. While our delinquency rates at September 30, 2025 have declined from those experienced in 2024, we do not expect to lower the sales reserve for new originations until we have sufficient, sustained evidence of continued improvement in delinquency and default rates.
Development Profit
Third Quarter

	Three Months Ended
($ in millions)	September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	Change
Sale of vacation ownership products	$358		$387		$(29)	(8%)
Cost of vacation ownership products	(52)	14%	(54)	14%	2	5%
Marketing and sales	(234)	65%	(228)	59%	(6)	(3%)
Development profit	$72		$105		$(33)	(32%)
Development profit margin	20.2%		27.2%		(7.0 pts)
The change in Development profit was due to the following:
•lower Sale of vacation ownership products (discussed above);
•lower Cost of vacation ownership products; and
•higher Marketing and sales costs due to higher preview and marketing costs, including costs to generate future package tours.
First Three Quarters

	Nine Months Ended
($ in millions)	September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	Change
Sale of vacation ownership products	$1,083		$1,048		$35	3%
Cost of vacation ownership products	(135)	12%	(145)	14%	10	7%
Marketing and sales	(705)	65%	(677)	65%	(28)	(4%)
Development profit	$243		$226		$17	7%
Development profit margin	22.4%		21.6%		0.8 pts
The increase in Development profit was due to the following:
•higher Sale of vacation ownership products (discussed above); and
•lower Cost of vacation ownership products due to the sale of lower average cost inventory, including $7 million of favorable product cost true-up activity, partially offset by the $13 million favorable impact of the additional sales reserve in the first three quarters of 2024.

These were partially offset by:
•higher marketing and sales costs due to:
•$9 million of higher wages and benefits, including variable compensation;
•$11 million of higher cost package tours and higher marketing and other costs; and
•$8 million of higher costs for occupancy used for previews.
Excluding the favorable impact of the additional sales reserve in the first three quarters of 2024, Cost of vacation ownership products decreased $23 million and Cost of vacation ownership products as a percentage of sales decreased approximately 160 basis points in the first three quarters of 2025.
Excluding the impact of the additional sales reserve in the first three quarters of 2024, Development profit decreased $40 million and Development profit margin decreased approximately 290 basis points in the first three quarters of 2025.
Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Management fee revenues	$56	$52	$4	7%	$166	$155	$11	7%
Ancillary revenues	69	66	3	4%	209	203	6	3%
Other management and exchange revenues	33	34	(1)	(1%)	103	99	4	4%
Resort management and other services revenues	158	152	6	4%	478	457	21	4%
Resort management and other services expenses	(72)	(72)	—	—%	(220)	(216)	(4)	(2%)
Resort management and other services profit	$86	$80	$6	8%	$258	$241	$17	7%
Resort management and other services profit margin	53.9%	52.1%	1.8 pts		53.9%	52.6%	1.3 pts
Resort occupancy (1)	87.9%	89.1%	(1.2 pts)		89.2%	89.8%	(0.6 pts)

(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
Third Quarter
The increase in Resort management and other services profit reflects $4 million of higher management profit, $1 million of higher ancillary profit and $1 million of higher exchange profit.
First Three Quarters
The increase in Resort management and other services profit reflects $12 million of higher management profit, $4 million of higher ancillary profit and $3 million of higher exchange profit.

Rental Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Rental revenues	$142	$140	$2	1%	$451	$430	$21	5%
Rental expenses	(132)	(120)	(12)	(10%)	(387)	(343)	(44)	(13%)
Rental profit	$10	$20	$(10)	(54%)	$64	$87	$(23)	(26%)
Rental profit margin	6.6%	14.7%	(8.1 pts)		14.3%	20.3%	(6.0 pts)

Transient keys rented(1)	554,983	554,201	782	—%	1,712,123	1,672,875	39,248	2%
Average transient rate	$240	$239	$1	1%	$260	$256	$4	1%
Rental occupancy(2)	69.0%	71.4%	(2.4 pts)		72.4%	72.8%	(0.4 pts)
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Third Quarter
Rental profit declined due to:
•$4 million of higher unsold maintenance fees associated with developer-owned inventory;
•$3 million of increased costs due to higher owner utilization of third-party vacation offerings, increased marketing, variable and other costs.
These amounts were partially offset by a $2 million increase in costs allocated to marketing and sales expense for occupancy used for previews.
Rental revenues and Rental expenses are both $9 million higher in the third quarter of 2025 compared to the third quarter of 2024 due to the year over year change in the amount reclassified for costs in excess of rental revenues for developer-owned inventory which is registered and held for sale.
First Three Quarters
Rental profit declined due to:
•$17 million of lower plus point revenue attributed to the non-recurring impact of sales incentive programs put in place during COVID, which increased the amount of plus points issued and lengthened the use period in the prior year comparable periods;
•$11 million of higher unsold maintenance fees associated with developer-owned inventory;
•$10 million of higher marketing, variable and other costs; and
•$7 million of increased costs due to higher owner utilization of third-party vacation offerings.
These amounts are partially offset by:
•$15 million increase in transient rental revenues; and
•an $8 million increase in costs allocated to marketing and sales expense for occupancy used for previews.
Rental revenues and Rental expenses are both $26 million higher in the first three quarters of 2025 compared to the first three quarters of 2024 due to the year over year change in the amount reclassified for costs in excess of rental revenues for developer-owned inventory which is registered and held for sale.

Financing Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Financing revenues	$90	$87	$3	5%	268	255	13	5%
Financing expenses	(12)	(12)	—	(6%)	(33)	(29)	(4)	(13%)
Consumer financing interest expense	(26)	(25)	(1)	NM	(78)	(77)	(1)	NM
Financing profit	$52	$50	$2	5%	$157	$149	$8	6%
Financing profit margin	57.8%	57.9%	(0.1 pts)		58.6%	58.4%	0.2 pts
Financing propensity	60.4%	59.5%	0.9 pts		57.0%	56.0%	1.0 pts
Third Quarter and First Three Quarters
•Financing revenues reflect higher interest income as a result of a higher average notes receivable balance, partially offset by a slightly lower average interest rate.
•The increase in financing expense is primarily attributed to higher credit card fees, partially offset by lower operating costs, including those resulting from our cost savings initiatives implemented in the third quarter of 2025.
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
Litigation Charges

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Litigation charges	$3	$2	$1	64%	$10	$15	$(5)	(33%)
Third Quarter and First Three Quarters
Litigation charges during the third quarters of 2025 and 2024, as well as the first three quarters of 2025 and 2024, relate primarily to certain resorts in Europe.
Impairment

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Impairment	$31	$—	$31	NM	$31	$—	$31	NM
Third Quarter and First Three Quarters
During the third quarter of 2025, we recorded a non-cash impairment charge of $31 million related to completed vacation ownership units and land, which were classified as a component of Property and equipment, net.
Gains and Other Income

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Gains and other income, net	$8	$4	$4	NM	$18	$5	$13	NM
Third Quarter
During the third quarter of 2025, we received $8 million of proceeds from service interruption insurance relating to the Maui wildfires.
During the third quarter of 2024, we recorded a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.

First Three Quarters
During the first three quarters of 2025, we received $15 million of proceeds from service interruption insurance relating to the Maui wildfires and recorded a $2 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition and $1 million of other gains.
During the first three quarters of 2024, we recorded a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition and $1 million of other gains.
Exchange & Third-Party Management

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Management and exchange	$43	$44	$130	$141
Rental	8	11	28	32
Cost reimbursements	2	1	6	6
TOTAL REVENUES	53	56	164	179
EXPENSES
Management and exchange	30	33	88	95
Depreciation and amortization	6	7	20	21
Modernization	1	—	1	—
Restructuring	—	1	2	1
Impairment	—	—	—	2
Cost reimbursements	2	1	6	6
TOTAL EXPENSES	39	42	117	125
Gains and other income, net	1	1	1	1
Other	—	—	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15	$15	$49	$55
Management and Exchange Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Management and exchange revenue	$43	$44	$(1)	(2%)	$130	$141	$(11)	(8%)
Management and exchange expense	(30)	(33)	3	4%	(88)	(95)	7	6%
Management and exchange profit	$13	$11	$2	3%	$42	$46	$(4)	(11%)
Management and exchange profit margin	29.4%	28.0%	1.4 pts		32.1%	33.4%	(1.3 pts)
Third Quarter
•Interval International management and exchange revenues declined due to 8% lower exchange transaction volume, partially offset by a 9% increase in average exchange fees.
•The decrease in management and exchange expense was primarily attributable to lower wages and benefits and other costs.
First Three Quarters
•Interval International management and exchange revenues declined $5 million, or 4%, primarily due to 9% lower exchange transaction volume, partially offset by a 6% increase in average exchange fees.
•Management and exchange revenue reflects a $4 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent, lower occupancy, and a lower average daily rate in the Hawaii market.
•Management and exchange revenue declined $2 million, attributed to the sale of an immaterial subsidiary in the second quarter of 2024.
•The decrease in management and exchange expenses was primarily attributable to lower wages and benefits and other costs.

Rental Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Rental revenues	$8	$11	$(3)	(21%)	$28	$32	$(4)	(12%)
Third Quarter and First Three Quarters
The decrease in rental revenues reflects an 18% decrease in transaction volume, partially offset by a 12% increase in average fees per transaction, in each case in each of the third quarter and first three quarters of 2025 compared to prior year comparable periods.
Restructuring

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Restructuring	$—	$1	$(1)	(100%)	$2	$1	$1	120%
Third Quarter and First Three Quarters
During the first three quarters of 2025, we recorded a $2 million impairment related to an operating lease and related assets.
Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Resort management and other services	$13	$11	$40	$35
Cost reimbursements	(13)	(12)	(28)	(32)
TOTAL REVENUES	—	(1)	12	3
EXPENSES
Resort management and other services	16	18	48	47
Rental	(3)	(7)	(10)	(12)
General and administrative	53	61	175	178
Depreciation and amortization	6	4	14	13
Litigation charges	1	1	6	1
Modernization	51	—	94	—
Restructuring	—	(1)	—	2
Cost reimbursements	(13)	(12)	(28)	(32)
TOTAL EXPENSES	111	64	299	197
Gains (losses) and other income (expense), net	2	4	29	(4)
Interest expense, net	(43)	(40)	(125)	(123)
Transaction and integration costs	—	—	—	(18)
Other	—	(1)	(1)	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(152)	(102)	(384)	(339)
Provision for income taxes	(3)	(34)	(73)	(79)
Net income attributable to noncontrolling interests	—	—	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(155)	$(136)	$(458)	$(418)

Litigation Charges

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Litigation charges	$1	$1	$—	NM	$6	$1	$5	NM
Third Quarter and First Three Quarters
Litigation charges during the third quarter of 2025 and 2024, as well as the first three quarters of 2025 and 2024, relate to a dispute with a service provider.
Modernization

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Modernization	$51	$—	$51	NM	$94	$—	$94	NM
Third Quarter and First Three Quarters
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. We are working to: modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead. See “Strategic Business Operations” section above for further information.
During the third quarter and first three quarters of 2025, the majority of our Modernization charges were related to advisory services. See Footnote 17 “Modernization” to our Financial Statements for further information related to our modernization charges.
Gains (Losses) and Other Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Gains (losses) and other income (expense), net	$2	$4	$(2)	(39%)	$29	$(4)	$33	NM
Third Quarter
In the third quarter of 2025, we recorded $2 million of foreign currency translation gains and $1 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, partially offset by $1 million of other losses.
In the third quarter of 2024, we recorded $6 million of foreign currency translation gains, partially offset by $2 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters.
First Three Quarters
In the first three quarters of 2025, we recorded $23 million of foreign currency translation gains, $4 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, $1 million of other gains, and $1 million of insurance proceeds.
In the first three quarters of 2024, we recorded $4 million net of tax related adjustments to the receivable from Marriott International for indemnified tax matters.

Income Tax

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Provision for income taxes	$(3)	$(34)	$31	NM	$(73)	$(79)	$6	8%
Third Quarter
The effective tax rate for the three months ended September 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments in non-U.S. jurisdictions. These adjustments included a $25 million increase related to changes in valuation allowances, partially offset by tax benefits from $13 million of permanent differences arising from restructuring activities and $6 million for other deferred tax adjustments.
The effective tax rate for the three months ended September 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These adjustments included an $11 million decrease related to changes in valuation allowances on certain deferred tax assets in non-U.S. jurisdictions and a $6 million decrease as a result of the expiration of statutes of limitation on certain unrecognized tax benefits, partially offset by an $8 million increase related to the removal of the permanent reinvestment assertion for certain non-U.S. entities and a $3 million increase for deferred non-U.S. withholding taxes.
First Three Quarters
Our effective tax rate was 37.0% and 32.1% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The effective tax rate for the nine months ended September 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments in non-U.S. jurisdictions. These adjustments included a $25 million increase related to changes in valuation allowances, partially offset by tax benefits from $13 million of permanent differences arising from restructuring activities and $6 million related to prior year true-up adjustments.
The effective tax rate for the nine months ended September 30, 2024 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments. These adjustments included a $27 million decrease as a result of the expiration of statutes of limitation on uncertain unrecognized tax benefits and an $8 million net decrease related to changes in valuation allowances in non-U.S. jurisdictions. These decreases were partially offset by a $28 million increase related to the removal of the permanent reinvestment assertion for certain non-U.S. entities and a $3 million increase for deferred non-U.S. withholding taxes.
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Resort management and other services	$13	$11	$40	$35
Cost reimbursements	(13)	(12)	(28)	(32)
TOTAL REVENUES	—	(1)	12	3
EXPENSES
Resort management and other services	16	18	48	47
Rental	(3)	(7)	(10)	(12)
Cost reimbursements	(13)	(12)	(28)	(32)
TOTAL EXPENSES	—	(1)	10	3
Interest expense, net	—	—	—	1
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	—	—	2	1
Provision for income taxes	—	—	(1)	(1)
Net income attributable to noncontrolling interests	—	—	(1)	—
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$—	$—	$—

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
At September 30, 2025, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 4.1, above our targeted range of 2.5 to 3.0, and we remain focused on reducing this ratio over time.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During the third quarter of 2025, and as of September 30, 2025, we had 11 term securitization transactions outstanding, none of which were out of compliance with their respective required parameters. Since 2000, we have issued approximately $10.3 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During the second quarter of 2025, we amended certain agreements associated with our Warehouse Credit Facility, which, among other things, extended the revolving period from June 11, 2026 to June 11, 2027. At September 30, 2025, we had $256 million of borrowings outstanding on our Warehouse Credit Facility. See Footnote 11 “Securitized Debt’ to our Financial Statement for further information on our Warehouse Amendment.
As of September 30, 2025, $168 million of gross vacation ownership notes receivable were eligible for securitization.

Issuance of Senior Unsecured Notes
During the third quarter of 2025, we issued the 2033 Notes with an aggregate principal amount of $575 million and we received net proceeds of $567 million from the offering, after deducting the underwriting fees and transaction expenses. We intend to use the net proceeds to repay our 2026 Convertible Notes due in January 2026.
Corporate Credit Facility
During the first quarter of 2025, we entered into an amendment to the Corporate Credit Facility, which, among other things, increased the borrowing capacity on our Revolving Corporate Credit Facility from $750 million to $800 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. The Amendment also extended the termination date from March 31, 2027 to March 24, 2030, reduced certain fees and interest costs, and increased the letter of credit sub-facility of the Revolving Corporate Credit Facility from $75 million to $150 million. At September 30, 2025, no borrowings and $14 million of letters of credit were outstanding under our Revolving Corporate Credit Facility.
Additionally, the Amendment provided for a new $450 million senior secured Delayed-Draw Term Loan scheduled to mature on December 31, 2027, which was subsequently terminated in the third quarter of 2025, in connection with the issuance of the 2033 Notes. We did not draw on the Delayed-Draw Term Loan at any time.
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
Operations
In addition to net income or loss and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending In Excess of Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024
Inventory spending	$(77)	$(159)
Purchase and development of property for future transfer to inventory	(134)	—
Inventory cost of sales	98	107
Inventory spending in excess of cost of sales	$(113)	$(52)
We plan to restrict our new inventory spending to capital efficient arrangements where our cash outlay coincides with start of sales, as well as low-cost reacquired inventory. Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons for repurchasing inventory, we expect these repurchases will help stabilize the future cost of our vacation ownership products.

Vacation Ownership Notes Receivable Collections Less Than Originations

	Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024
Vacation ownership notes receivable collections — non-securitized	$119	$67
Vacation ownership notes receivable collections — securitized	400	403
Vacation ownership notes receivable originations	(766)	(738)
Vacation ownership notes receivable collections less than originations	$(247)	$(268)
Vacation ownership notes receivable collections were less than originations in the first three quarters of 2025 and 2024 due to the growth of our vacation ownership notes receivable portfolio.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the first three quarters of 2025	496,484	36	$73.09
As of September 30, 2025	26,287,034	$2,497	$94.98
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of our common stock during the first three quarters of 2025 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 6, 2024	December 19, 2024	January 3, 2025	$0.79
February 20, 2025	March 5, 2025	March 19, 2025	$0.79
May 12, 2025	May 23, 2025	June 6, 2025	$0.79
Payment of dividends within Financing activities on our Cash Flows for the nine months ended September 30, 2025, includes $27 million related to the dividend distributed to holders of our common stock (as of the record date) on October 1, 2025, as the payment was funded on September 30, 2025.
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

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of September 30, 2025:

		Payments Due by Period
($ in millions)	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Debt(1)	$4,085	$35	$727	$722	$463	$602	$1,536
Securitized debt(1)(2)	2,719	72	282	278	473	232	1,382
Purchase obligations(3)	600	64	215	196	51	34	40
Operating lease obligations(4)	99	6	24	17	13	11	28
Finance lease obligations(4)	525	5	17	16	13	13	461
Other long-term obligations	10	6	2	1	1	—	—
	$8,038	$188	$1,267	$1,230	$1,014	$892	$3,447
(1)Includes principal as well as interest payments and excludes unamortized debt discount and issuance costs.
(2)Payments based on estimated timing of cash flow associated with securitized notes receivable.
(3)Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Amounts reflected herein represent expected funding requirements under such contracts and primarily relate to future purchases of property and vacation ownership units, outsourced services, and arrangements related to information technology, including cloud computing. Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(4)Includes interest.
In the normal course of our resort management business, we enter into purchase commitments on behalf of owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the owners’ associations, these obligations have minimal impact on our net income or loss and cash flow. These purchase commitments are excluded from the table above.
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
The following tables present consolidating financial information as of September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$800	$2,078	$864	$(33)	$3,709
Expenses	(34)	(992)	(1,868)	(651)	33	(3,512)
Benefit from (provision for) income taxes	9	58	(64)	(76)	—	(73)
Equity in net income of subsidiaries	148	342	—	—	(490)	—
Net income	123	208	146	137	(490)	124
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to common stockholders	$123	$208	$146	$136	$(490)	$123

Condensed Consolidating Balance Sheet

	As of September 30, 2025						As of December 31, 2024
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI					MVWC	MORI
Cash and cash equivalents	$201	$54	$73	$146	$—	$474	$1	$14	$59	$123	$—	$197
Restricted cash	—	23	86	150	—	259	—	25	134	172	—	331
Accounts and contracts receivable, net	12	179	107	168	(64)	402	18	166	118	88	(3)	387
Vacation ownership notes receivable, net	—	231	180	2,111	—	2,522	—	177	161	2,102	—	2,440
Inventory	—	333	287	107	—	727	—	282	345	108	—	735
Property and equipment, net	—	319	721	285	—	1,325	—	280	652	238	—	1,170
Goodwill	—	—	3,117	—	—	3,117	—	—	3,117	—	—	3,117
Intangibles, net	—	—	719	28	—	747	—	—	763	27	—	790
Investments in subsidiaries	3,258	3,908	—	—	(7,166)	—	3,466	3,743	—	—	(7,209)	—
Other	174	145	244	131	(118)	576	148	199	261	105	(72)	641
Total assets	$3,645	$5,192	$5,534	$3,126	$(7,348)	$10,149	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808

Accounts payable	$24	$63	$91	$72	$—	$250	$51	$52	$164	$76	$—	$343
Advance deposits	—	71	78	17	—	166	—	68	79	15	—	162
Accrued liabilities	13	167	140	117	(63)	374	2	103	149	127	3	384
Deferred revenue	—	10	160	184	(10)	344	—	15	157	190	(8)	354
Payroll and benefits liability	—	107	62	34	—	203	—	103	86	31	—	220
Deferred compensation liability	—	159	53	5	—	217	—	143	48	4	—	195
Securitized debt, net	—	—	—	2,132	(25)	2,107	—	—	—	2,163	(27)	2,136
Debt, net	1,143	2,211	179	—	—	3,533	1,138	1,771	179	1	—	3,089
Other	—	3	112	18	—	133	—	2	118	19	—	139
Deferred taxes	—	159	242	40	(84)	357	—	121	236	31	(43)	345
MVW stockholders' equity	2,465	2,242	4,417	507	(7,166)	2,465	2,442	2,508	4,394	307	(7,209)	2,442
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Total liabilities and equity	$3,645	$5,192	$5,534	$3,126	$(7,348)	$10,149	$3,633	$4,886	$5,610	$2,963	$(7,284)	$9,808

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
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps that fix a portion of our variable-rate debt. At September 30, 2025, after considering the impact of our interest rate swap agreement and excluding finance leases, the interest rate applicable to 85% (approximately $2.9 billion) of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 15% (approximately $490 million) was variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at September 30, 2025 would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at September 30, 2025 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of September 30, 2025 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2025	2026	2027	2028	2029	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.9%	$27	$92	$74	$66	$56	$311	$626	$631
Vacation ownership notes receivable — securitized	13.3%	$40	$166	$170	$171	$171	$1,178	$1,896	$1,962
Contracts receivable for financed VOI sales, net	13.2%	$1	$4	$4	$5	$6	$65	$85	$85
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized Debt	4.9%	$(46)	$(183)	$(188)	$(398)	$(171)	$(1,146)	$(2,132)	$(2,163)
Term Loan	6.4%	$(2)	$(8)	$(8)	$(8)	$(8)	$(756)	$(790)	$(790)
Senior Notes
2028 Notes	4.8%	$—	$—	$—	$(350)	$—	$—	$(350)	$(345)
2029 Notes	4.5%	$—	$—	$—	$—	$(500)	$—	$(500)	$(482)
2033 Notes	6.5%	$—	$—	$—	$—	$—	$(575)	$(575)	$(574)
2026 Convertible Notes	0.0%	$—	$(575)	$—	$—	$—	$—	$(575)	$(567)
2027 Convertible Notes	3.3%	$—	$—	$(575)	$—	$—	$—	$(575)	$(551)

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of Part 1 of our 2024 Annual Report and in Item 1A of Part II of our Quarterly Report for the quarter ended June 30, 2025, except to the extent factual information disclosed elsewhere in this Quarterly Report relates to such risk factors, which is incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2025 – July 31, 2025	—	$—	—	$347,132,547
August 1, 2025 – August 31, 2025	—	$—	—	$347,132,547
September 1, 2025 – September 30, 2025	—	$—	—	$347,132,547
Total	—	$—	—	$347,132,547

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

Item 5.    Other Information
(c) Trading Plans
During the quarter ended September 30, 2025, the following officers and directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On September 11, 2025, John E. Geller, Jr., the Company’s President and Chief Executive Officer and a member of the Board of Directors of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1(c)”). Mr. Geller’s trading plan provides for the acquisition of up to 20,471 shares of the Company’s common stock upon the exercise of stock appreciation rights, less any shares to be withheld and/or sold to satisfy applicable tax withholdings, and the sale of the net shares acquired over the term of the plan. Potential transactions under Mr. Geller’s trading plan are subject to the occurrence and satisfaction of certain stock price and/or other conditions. The trading arrangement will expire on the earlier of March 2, 2026, or the completion of all transactions subject to the trading arrangement.
On September 25, 2025, James H Hunter, IV, the Company’s Executive Vice President, General Counsel and Secretary, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Hunter’s trading plan provides for the potential acquisition of up to 7,444 shares of the Company’s common stock issuable upon the exercise of stock appreciation rights over the term of the plan, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. Potential acquisitions under Mr. Hunter’s trading plan are subject to the occurrence and satisfaction of certain stock price and/or other conditions. The trading arrangement will expire on the earlier of March 2, 2026, or the completion of all transactions subject to the trading arrangement.
During the quarter ended September 30, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021
4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
4.8	Form of 4.500% Senior Notes due 2029 (included at Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021
4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022
4.11	Description of Registered Securities		10-K	4.16	3/2/2020
4.12	Indenture, dated as of September 18, 2025, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	9/19/2025
4.13	Form of 6.500% Senior Notes due 2033 (included at Exhibit A to Exhibit 4.12 above)		8-K	4.2	9/19/2025
10.1	Marriott Vacations Worldwide Corporation Change in Control Severance Plan**		10-K	10.18	2/28/2025
10.2	Incremental Facility Amendment and Amendment No. 4, dated as of March 24, 2025, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	3/27/2025
10.3	Support Agreement, dated May 27, 2025, between Impactive Capital LP and Marriott Vacations Worldwide Corporation		8-K	10.1	5/27/2025
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	2/27/2024
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	November 6, 2025	/s/ John E. Geller, Jr.
John E. Geller, Jr.
President and Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer