Form 10-K
period 2025-12-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2026-03-02
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2025, was $2,180,020,753. There were 34,305,473 shares of common stock outstanding as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
In 2021, we completed the acquisition of Welk Hospitality Group, Inc. (“Welk”) through a series of transactions (the “Welk Acquisition”), after which Welk became our indirect wholly-owned subsidiary. We refer to the business and brand that we acquired from Welk as “Legacy-Welk.” During 2023, we rebranded all Legacy-Welk resorts as Hyatt Vacation Club resorts.
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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
We make forward-looking statements throughout this Annual Report, including in, among others, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations, cash flows, revenues, financial condition, leverage, liquidity, returns on investments, margins and related financing, development and rental profits and trends that we anticipate will impact our results of operations; dividend payments; business strategies and management priorities for 2026, including plans to drive stronger profitability and improve cash flow, focus on higher quality tour tours, tighten our cost structure, focus our Asia Pacific business and refine our development strategy; financing plans, financing terms and the adequacy of capital to meet short-term and long-term liquidity requirements and provide financial flexibility; customer satisfaction; our competitive position; our plans to pursue growth opportunities, including any plans to selectively add desirable new destinations to our systems with new on-site sales locations and plans to grow our recurring revenue, and their expected benefits; our beliefs about our industry; our expectations regarding our average consumer financing interest rates and our financing profit margin; our expectations regarding future securitization transactions; our beliefs regarding the expected benefits of digital tools and analytics; our expectations regarding the objectives, costs and benefits of our modernization efforts; our beliefs regarding the benefits of our culture on our business; our plan to reduce our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding inventory spending; the impact of inventory repurchases and timing of payments for inventory; our ability to securitize consumer loans; and expectations related to sales reserves, delinquencies and default rates relating to vacation ownership notes receivable.
Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes, including those affecting international trade or travel; a future health crisis and responses to a health crisis, including possible quarantines or other government imposed travel or health-related restrictions and the effects of a health crisis, including the short and longer-term impact on consumer confidence and demand for travel and the pace of recovery following a health crisis; variations in demand for vacation ownership and exchange products and services; failure of vendors and other third parties to timely comply with their contractual obligations; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technologies; the ability to use artificial intelligence (“AI”) technologies successfully and potential business, compliance, or reputational risks associated with the use of AI technologies; changes in privacy and other laws and regulations affecting our business; the impact of a future banking crisis; impacts from natural or man-made disasters; delinquency and default rates; global supply chain disruptions; volatility in the international and national economy and credit markets, including as a result of the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and elsewhere in the world and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained in this Annual Report. All forward-looking statements in this Annual Report apply only as of the date of this Annual Report or as of the date they were made or as otherwise specified herein. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. You should not put undue reliance on any forward-looking statements in this Annual Report.
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
We are a global leader in vacation ownership with some of the most iconic brands in the industry. We are the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, Sheraton Vacation Club, Westin Vacation Club, and Hyatt Vacation Club brands. We are also the exclusive worldwide developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Club brand, and we have the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. We also have a license to use the St. Regis brand for specified fractional ownership products. Interval International is our high-quality vacation ownership exchange service provider that serves as the gateway to vacation experiences around the world, including access to its affiliated resorts. Our Aqua-Aston business provides management services for resorts, hotels, and other third-party vacation property owners.
Our business operates in two reportable segments: Vacation Ownership and Exchange & Third-Party Management.

	2025
($ in millions)	Segment Revenue	% of Segment Revenue
Vacation Ownership	$4,805	96%
Exchange & Third-Party Management	213	4%
Total Segment Revenue	$5,018	100%
The Vacation Ownership Industry
The vacation ownership industry, also known as the timeshare industry, enables customers to share ownership and use of fully-furnished vacation accommodations. Typically, a purchaser acquires an interest (known as a “vacation ownership interest” or a “VOI”) that is either a real estate ownership interest (known as a “timeshare estate”) or a contractual right-to-use interest (known as a “timeshare license”) in a single resort or a collection of resort properties. In the United States, most vacation ownership products are sold as timeshare estates, which can be structured in a variety of ways, including a deeded real estate interest in a specified accommodation unit, an undivided interest in a building or an entire resort, or a beneficial interest in a trust that owns one or more resort properties. For many purchasers, vacation ownership provides an attractive alternative to traditional lodging accommodations (such as hotels, resorts and condominium rentals). Vacation ownership accommodations are, on average, more than twice the size of traditional hotel rooms and typically have more features, such as kitchens and separate living areas, than traditional hotel rooms. Purchasers who might otherwise buy a second home find vacation ownership a preferable alternative because it is more affordable and reduces maintenance and upkeep concerns, and because they are interested in buying a lifetime of vacations.
Vacation ownership resorts are often operated by a not-for-profit owners’ association of which owners of the VOIs are members. Most owners’ associations are governed by a board of directors that includes owners and which may include representatives of the resort developer. Some vacation ownership resorts are held through a trust structure in which a trustee holds title and manages the property. The board of the owners’ association, or trustee, as applicable, typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the resort developer. Owners typically reserve their usage of vacation accommodations in advance through a reservation system (often provided by the management company or an affiliated entity), unless a VOI specifies fixed usage dates and a particular unit every year.
Typically, resort developers sell VOIs for a fixed purchase price that is paid in full at closing or financed with a loan. Although certain financial institutions participate in the securitization or hypothecation of portfolios of timeshare receivables, financial institutions typically do not finance the purchase of individual timeshare interests. As a result, a majority of the sales price is often financed by the developer through a note receivable. The note receivable is usually a recourse note secured by the VOI. It is common business practice for developers to repossess timeshare interests upon buyer default.

After the initial purchase, most vacation ownership programs require the owner of the VOI to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as: housekeeping, landscaping, taxes, insurance, and resort labor; a property management fee payable to the management company for providing management services; and an assessment to fund a capital asset reserve account used to renovate, refurbish and replace furnishings, common areas and other assets (such as parking lots or roofs) as needed over time. By locking in their purchase price, vacation ownership purchasers avoid most of the volatility in room rates to which traditional lodging customers are subject because only annual maintenance fees and club dues are subject to inflation.
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
According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, as of December 31, 2024, the U.S. vacation ownership community was comprised of approximately 1,500 resorts, representing nearly 200,000 units. According to ARDA, sales in the U.S. market were approximately $10.5 billion in 2024. We believe there is potential for further growth in the industry both in the U.S. and globally.
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

Business Strategy
Our strategic goal is to excel in the vacation industry by further enhancing the vacation experience for our owners and guests of every type.
Drive profitable revenue growth
We intend to drive long-term growth by leveraging our trusted hospitality brands and membership programs to attract new owners and members and expand revenues in an overall cost-efficient manner. We may selectively add desirable destinations with new on-site sales centers to our portfolio utilizing our integrated platform. This utilizes access to the loyalty programs of Marriott International and Hyatt. We also intend to continue to focus on further engaging with our global base of approximately 700,000 owner families.
We seek to increase sales efficiency by growing high‑quality tour flow and volume per guest (“VPG”) through a mix of existing and emerging marketing channels, including digital and social media, while expanding the use of remote sales presentations to address evolving consumer preferences. We may also seek to grow new lead and tour sources which may have different efficiency models but are intended to grow revenues and profitability.
In addition, we aim to expand recurring revenues, which are generally less capital intensive than VOI sales. Recurring revenues include resort and owners’ association management, financing, and membership and club fees. These revenues are expected to grow as VOIs are sold and benefit from greater predictability, supported by long‑term contractual arrangements for management and exchange services and the predictability of financing revenues, which are primarily derived from note originations in prior years. Although demand for our Exchange and Third‑Party Management businesses has softened over the past five years, this segment continues to generate recurring, higher‑margin fee income with modest capital requirements. We intend to continue evolving our core product offerings and driving revenue growth by expanding membership programs and leisure travel products and services that complement our current business to address changing consumer preferences to increase our capture of leisure travel wallet share.
Drive cash flow by better matching inventory and sales levels, selectively pursuing capital efficient vacation ownership deal structures and business models, and regularly monitoring our asset base for any appropriate dispositions
We seek to grow cash flow and improve returns on invested capital by proactively reducing inventory holdings. By leveraging our points‑based products, we have the ability to better align inventory investment with sales pace, reduce maintenance fees associated with unsold inventory, and generate strong, sustainable cash flows over time. In addition, we may selectively reacquire previously sold vacation ownership interests at costs below those necessary to develop new inventory, which can enhance margins on subsequent VOI sales.
Our business model is designed to deliver steady and consistent cash flow, supported by an asset‑light, capital‑efficient framework that seeks to achieve a balanced leverage profile. We believe our access to capital markets and credit facilities, together with our ability to monetize certain non-core assets, provides sufficient liquidity and financial flexibility to support strategic growth initiatives, manage potential economic downturns, optimize our cost of capital, and return excess capital to stockholders.
Enhance digital capabilities and data analytics
We are focused on expanding our digital capabilities to drive more efficient marketing activities and enhance the experience of our owners and members across our vacation ownership, exchange and other membership programs. We believe innovation in digital tools presents meaningful opportunities to improve operating efficiency, customer engagement, and long‑term growth.
We are investing in the development and enhancement of customer‑facing digital platforms to support our existing and future product offerings, including enabling customers to transact online via self-service capabilities across our portfolio of brands and products. In addition, we are leveraging data and advanced analytics to improve operational efficiency, enhance the customer experience, refine targeted marketing efforts, and drive increased profitability.

Focus on the satisfaction of our owners, members, and guests as well as the engagement of our associates
We seek to deliver high‑quality vacation experiences to our owners, members, and guests worldwide, and we believe that sustained engagement across these customer groups is fundamental to our long‑term success. Our strategy is centered on maintaining and enhancing owner, member, and guest satisfaction through consistent service quality, operational excellence, and continuous improvement in our products and offerings. Higher customer satisfaction can support incremental sales growth, as engaged customers elect to spend more time at our resorts and participate more actively in our programs. Because existing owners, members, and guests represent our most cost‑effective source of vacation ownership sales, we intend to continue leveraging strong satisfaction levels to drive higher‑margin sales volumes.
We remain focused on delivering operational excellence while aligning our services and experiences with core customer expectations, which we believe will support sustainable growth and improved efficiency. In addition, we continue to enhance the customer experience through a combination of expanded self‑service capabilities and the ongoing streamlining of business processes enabled by technology.
We also believe that our associates play a critical role in delivering exceptional customer experiences and executing our strategy. From our inception, we have emphasized a culture grounded in welcoming service and authentic care for both customers and associates. Our commitment to attracting, developing, engaging, and retaining a diverse pool of top talent is intended to foster innovation, strengthen our leadership pipeline, and support long‑term business growth.
Selectively pursue compelling new business opportunities
We selectively evaluate and pursue strategic growth opportunities that are complementary to our core vacation ownership and exchange businesses. These opportunities may include acquisitions of existing vacation ownership and related businesses, enhancements to our exchange programs, new management affiliations, and the development of innovative leisure travel‑related products and services. In assessing potential opportunities, we focus on those that are expected to generate recurring revenue streams and sustainable profitability with modest capital requirements.
Before entering into any new business opportunity, we conduct a disciplined evaluation of its strategic fit, including an assessment of its alignment with our existing operations, brand portfolio, culture, and core competencies, as well as expected financial returns. We may pursue opportunities that we believe can enhance long‑term stockholder value while maintaining our capital‑efficient operating model and balanced risk profile.
Competitive Strengths
Global scale, diversified platform, and strong brand access
We are one of the world’s largest vacation ownership and exchange companies based on the number of owners, members, resorts, and revenues. Since becoming a standalone public company in 2011, our vacation ownership business has expanded from 64 resorts serving approximately 420,000 owners to 120 resorts serving approximately 700,000 owner families as of December 31, 2025. Our exchange network and membership programs include more than 3,200 affiliated resorts and 1.5 million members, and we also provide management services to 23 other resorts and lodging properties as of the end of 2025.
Our global scale, diversified portfolio, and integrated capabilities across development, marketing, sales, exchange, and resort management support operational efficiencies, cost advantages, and long‑term growth. These strengths enable us to offer a broad range of high‑quality vacation experiences across traditional resort destinations and select urban offerings, while supporting a balanced leverage profile and our ability to attract and retain experienced management and associates.
Through our owned and licensed brands and long‑term relationships with Marriott International and Hyatt, we benefit from exclusive access to large, established loyalty programs, including Marriott Bonvoy and World of Hyatt. Through the brands we license from Marriott International for use in vacation ownership, we benefit from exclusive long-term access to members in the Marriott Bonvoy loyalty program, which includes nearly 271 million members as of December 31, 2025. Similarly, through our relationship with Hyatt, we benefit from access to members of Hyatt’s award-winning guest loyalty program, the World of Hyatt, which includes approximately 63 million members as of December 31, 2025. Access to these brand‑affiliated customers enhances marketing efficiency and supports future sales, as a substantial portion of our VOI sales are generated through brand‑loyalty channels.
Within our exchange business, Interval International’s high‑quality membership program, the Interval Network, provides access to premium vacation experiences and includes resorts and members from Marriott, Westin, Sheraton, and Hyatt branded products, as well as other high‑quality branded and independent resorts, making it an attractive platform for developers and owners’ associations.

Loyal and highly satisfied customer base
We benefit from a large and highly satisfied customer base, as evidenced by strong repeat purchasing behavior, with approximately 70% of VOI sales in 2025 generated from existing owners, which typically carry lower sales and marketing costs than those for new owners. High customer satisfaction is further reflected in consistent, favorable historical survey results, sustained engagement across customer and associate care channels, and consistently above‑industry‑average resort occupancy levels within our Vacation Ownership segment. We believe this customer loyalty supports increased product utilization, higher retention rates, incremental product purchases, and referral activity, which collectively contribute to revenue growth.
Capital-efficient business model generating strong cash flow and financial flexibility
Our scale, recurring fee‑based revenue streams, and enhanced margin profile provide meaningful financial flexibility to support organic growth, strategic acquisitions, debt reduction, and return of capital to stockholders. Vacation Ownership segment revenue derived from sources other than VOI sales, excluding cost reimbursements, has consistently increased annually since 2020 and is expected to continue to grow in both the short and long term. Although demand for our Exchange and Third‑Party Management businesses has moderated over the past five years, this segment continues to generate recurring, higher‑margin fee income with modest capital requirements.
Available inventory and future commitments are sufficient to support sales operations without significant incremental development, enabling growth while limiting investment to reacquire low cost previously sold VOIs. Our intended disciplined use of third‑party development and demand‑aligned acquisitions and our willingness to divest of excess inventory is expected to support stable cash flow generation.
Long-standing track record, experienced management, and engaged associates driving customer loyalty
We have been a pioneer in the vacation ownership industry since 1984, when Marriott International became the first major hospitality company to introduce a lodging-branded vacation ownership product. Since our early days, we have sought to create a culture that emphasizes authentic care for associates.
Our seasoned management team is led by Matthew E. Avril, who became our Chief Executive Officer on February 16, 2026. He previously served as our interim President and Chief Executive Officer since November 2025 and has been a member of our Board of Directors since March 2025. Mr. Avril has over 30 years of executive leadership experience in the hospitality and vacation ownership industry, including serving as Chief Executive Officer of Diamond Resorts International, Inc. (a hospitality and vacation ownership company) from November 2016 to March 2017. Prior to that, he was Chief Executive Officer-elect for Vistana Signature Experiences, Inc. (a vacation ownership business) from February 2015 to May 2016, after his retirement as President, Hotel Group for Starwood Hotels & Resorts Worldwide, Inc., (a publicly traded hotel and leisure company) – a position he held from September 2008 to December 2012. Mr. Avril has served in a number of executive leadership positions with Starwood and held various senior leadership positions with Vistana.
Additionally, Michael A. Flaskey joined as our President and Chief Operating Officer on February 16, 2026. He is a seasoned vacation and hospitality executive with more than 25 years of leadership experience. Most recently, Mr. Flaskey served as Chief Executive Officer and a member of the Board of Directors of Hornblower Group (a leading maritime hospitality company) from August 2024 to January 2026. Prior to that he spent more than a decade leading Diamond Group International, including serving as Chief Executive Officer from 2017 to 2021, where he led a transformation that ultimately culminated in the sale of the company to Hilton Grand Vacations. Mr. Flaskey has served in senior executive leadership roles with Starwood Vacation Ownership and Fairfield Resorts (now Travel + Leisure), where he developed deep expertise across brand, sales, marketing, operations and resort management functions.
William J. Shaw, the Chairman of our Board of Directors (the “Board”), is the former Vice Chairman, President and Chief Operating Officer of Marriott International and spent nearly 37 years with Marriott International.
Our management team has extensive public company, vacation ownership, and hospitality experience, enabling effective responses to changing market conditions and consumer preferences. This expertise in a highly regulated industry supports the expansion of existing offerings and the development of new products. In addition, we believe our ability and willingness to attract and integrate talent from both within and outside the industry, including executive talent that can expand the experience of our leadership team, enhances our capacity to innovate and adapt.
We believe our associates deliver high‑quality customer service that strengthens our competitive position. We leverage associate engagement and a strong corporate culture to consistently deliver positive customer experiences across sales, marketing, exchange, management, and resort operations.

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
As of December 31, 2025, our Vacation Ownership segment had 120 resorts and approximately 700,000 owner families. The Vacation Ownership segment represented 95% of our consolidated revenue for 2025.

($ in millions)	2025 Vacation Ownership Segment Revenues
Sale of vacation ownership products	$1,464
Resort management and other services	633
Rental	615
Financing	360
Cost reimbursements	1,733
TOTAL REVENUES	$4,805
Brands
Founded as a single‑brand hospitality company, Marriott Vacations Worldwide has evolved into a multi‑branded organization with a diversified portfolio of vacation and leisure destinations. The Company designs, develops, manages, and maintains properties operating primarily in the upper‑upscale and luxury segments of the hospitality industry.
Brands Licensed from Marriott International
We offer vacation ownership products in the upper upscale segment through the following brands, which provide timeshare villas and other accommodations across the United States, the Caribbean, Mexico, Europe, Asia and Australia:
Marriott Vacation Club
Sheraton Vacation Club
Westin Vacation Club
In addition, we operate a portfolio of luxury tier vacation ownership resorts in the United States, the Caribbean, and the United Kingdom under brands that generally feature longer duration VOIs, ranging from three to thirteen weeks. These brands include:
Grand Residences by Marriott
The Ritz-Carlton Club
St. Regis Residence Club
The Luxury Collection
Our luxury tier whole ownership residential offerings include residential condominiums co-located with The Ritz-Carlton Club resorts in the United States. On-site management and services at both The Ritz-Carlton Club and The Ritz-Carlton Residences are provided by The Ritz-Carlton Hotel Company.
Brand Licensed from Hyatt
Hyatt Vacation Club is a collection of upper upscale vacation ownership resorts offering timeshare villas located in the United States and Mexico.
Products and Services
Points-Based Vacation Ownership Products
We sell the majority of our products through points-based ownership programs affiliated with the Marriott and Hyatt brands. Our points-based systems and exchange networks enable owners and members to access a large variety of different vacation experiences. While the structural characteristics of each of our points-based programs differ, in each program, owners receive an annual allotment of points representing owners’ usage rights, and owners can use these points to access vacation ownership units across multiple destinations within their program’s portfolio of resort locations. Each program permits shorter or longer stays than a traditional weeks-based vacation ownership product and provides for flexibility with respect to check-in days and size of accommodations. In addition to traditional resort stays, the programs enable our owners to exchange their points for a wide variety of innovative vacation experiences, which may include cruises, airline travel, guided tours, safaris and other unique vacation alternatives. Owners who are members of our points-based programs typically pay annual fees in exchange for the ability to participate in the program. In addition to points-based ownership programs that allow owners to access multiple destinations within a single program, we offer points programs at certain resorts, such as in St. John and Hawaii, that allow owners to access only that particular site using points in a similar fashion to the other points-based products.
Our points programs allow owners to bank and borrow their annual point allotments, access other locations through the applicable internal exchange programs that we operate, and access Interval International’s network of more than 3,200 affiliated resorts. Owners who are Marriott Bonvoy or World of Hyatt customer loyalty program members can exchange their vacation ownership usage rights for Marriott Bonvoy points or World of Hyatt points, as applicable, which can be used to access participating hotels or redeemed for airline miles or other merchandise or rewards offered through such customer loyalty programs. Through our exchange networks and points systems, owners can also use points toward vacation experiences such as a bicycle tour, a culinary journey, an adventure cruise or a once-in-a-lifetime trip to a major sporting event. Our points-based products offer usage in perpetuity or for a specified term of years and may consist of real estate interests or a contractual right-to-use.
Weeks-Based Vacation Ownership Products
We continue to sell weeks-based vacation ownership products in select markets, including in countries where legal and tax constraints currently limit our ability to include those locations in one of our existing points-based programs. Our products include multi-week VOIs in specific Grand Residences by Marriott, St. Regis Residence Club, The Luxury Collection Residence Club, and The Ritz-Carlton Club resorts. Our weeks-based vacation ownership products in the United States and select Caribbean locations are typically sold as fee simple deeded real estate interests at a specific resort representing an ownership interest in perpetuity, except where restricted by leasehold or other structural limitations. We sell VOIs as a contractual right-to-use product subject to a finite term in Asia Pacific and Europe.
Global Exchange Opportunities
Most of our vacation ownership products, including our Marriott and Hyatt -branded products, are affiliated with the Interval Network, the high-quality membership brand that serves as the gateway to premium vacation experiences.
In 2022, we launched Abound by Marriott Vacations, an owner benefit and exchange program which affiliates the Marriott Vacation Club-, Sheraton Vacation Club- and Westin Vacation Club- brands, which allows us to offer similar benefits to owners of our products under these brands. Under this program, owners of Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club branded VOIs can access resorts under the Marriott Vacation Club, Sheraton Vacation Club and Westin Vacation Club brands using a common currency. The program harmonized fee structures and owner benefit levels between these brands and has allowed us to sell various products at our sales centers.
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
VSN provides Westin Vacation Club and Sheraton Vacation Club owners access to its affiliated resorts as well as the opportunity to exchange their points through the Marriott Bonvoy program for access to Marriott vacation ownership resorts, through the Interval International network, or for a cruise. Based on the point value of the home resort interest owned, customers can choose other VSN affiliated resorts, the type of villa, the date of travel and the length of stay. VSN members have a home resort priority period in which they have exclusive reservation rights for the related resort or points program without competition from other network members. During this home resort priority period, they can reserve occupancy based on the season and unit type purchased.
Hyatt Vacation Club provides its owners exchange rights through Interval International. Eligible members may redeem their club points for World of Hyatt points, which may be redeemed at participating Hyatt-branded vacation ownership and hotel properties. In late 2023, we launched the BEYOND program for Hyatt Vacation Club. This program is designed to give owners of Hyatt Vacation Club Platinum or Hyatt Vacation Club Portfolio the opportunity for flexible access to exciting global travel experiences such as cruises, guided tours, and more, while enjoying their ownership benefits and Hyatt Vacation Club resorts.

Sources of Revenue
We generate most of our revenues from four primary sources: (1) selling vacation ownership products; (2) managing vacation ownership resorts, clubs, and owners’ associations; (3) financing consumer purchases of vacation ownership products; and (4) renting vacation ownership inventory.
Sale of Vacation Ownership Products
Our principal source of revenue is the sale of VOIs. Our remaining sources of revenue either support and/or are derived from the sale of VOIs (such as financing revenue) or are a result of the development and sale of VOIs (such as resort management and other services revenue).
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
Marketing and Sales Activities
We sell our upper upscale tier vacation ownership products under our brands primarily through our worldwide network of resort-based sales centers and certain off-site sales locations. Our VOIs are currently marketed for sale throughout the United States and in 30 countries and territories around the world, targeting customers who vacation regularly with a focus on family, relaxation and recreational activities. In 2025, 90% of our vacation ownership contract sales originated in North America and 90% of our vacation ownership contract sales originated at sales centers that are co-located with one of our resorts. We maintain a range of different off-site sales centers, including our central telesales organization based in Orlando, offsite galleries in Singapore and Japan, and our network of third-party brokers in Latin America and Europe. We have approximately 90 global sales locations focused on the sale of VOIs. We utilize a number of marketing channels to attract qualified customers to our sales locations, including digital and social media marketing.
We solicit our existing owners primarily while they are staying in our resorts, but also offer our owners the opportunity to make additional purchases through direct phone sales, owner events and inquiries from our central customer service centers located in Salt Lake City, Utah, Orlando, Florida, and Mexico City, Mexico. In 2025, approximately 70% of our vacation ownership contract sales were to our existing owners. In addition, we are concentrating on growing our high-quality tour flow and VPGs cost effectively through new and existing marketing channels.
We also market to existing Marriott and Hyatt customer loyalty program members and travelers who are staying in locations where we have resorts affiliated with those brands. We market extensively to guests in Marriott International or Hyatt hotels that are located near one of our sales locations. We also market through call transfer arrangements with Marriott International pursuant to which callers to certain reservation centers are asked if they would like to be transferred to one of our representatives who can tell them about our products. In addition, we operate other local marketing venues in various high-traffic areas. A significant part of our direct marketing activities is focused on members in the Marriott and Hyatt customer loyalty program databases and our in-house databases of qualified prospective customers. We offer guests who do not buy a VOI during their initial tour the opportunity to purchase a return package for a future stay at our resorts. These return guests have historically and consistently been nearly twice as likely to purchase a VOI as a first-time visitor.

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
We may selectively pursue growth opportunities by targeting high-quality inventory that allows us to selectively add desirable new destinations to our system with new on-site sales locations in ways that optimize the timing of our capital investments. These capital efficient vacation ownership transaction structures may include working with third parties to develop new inventory or to convert previously built units to be sold to us close to when we need such inventory to support growth in VOI sales.
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

Management Activities
We enter into a management agreement with the owners’ association or other governing body at our resorts and, when a trust holds interests in resorts, with the trust’s governing body. In exchange for a management fee, we typically provide owner account management (reservations and usage selection), housekeeping, check-in, maintenance and billing and collections services. The management fee is typically based on either a percentage of the budgeted costs to operate the applicable resort or a fixed fee arrangement. We earn these fees independent of usage or occupancy. We also receive revenues that represent reimbursement for certain costs we incur under our management agreements, which costs are principally payroll-related costs at the locations where we employ the associates providing on-site services (such as housekeeping or landscaping), costs associated with property refurbishments (including those where we act as the project manager), and insurance costs. Cost reimbursements consist of actual expenses with no added margin.
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
In certain locations, affiliates of Marriott International or other third parties manage the on-site operations for properties in our portfolio under separate management agreements with us. We provide owners’ association governance and vacation ownership program management services for these properties, including preparing association budgets, facilitating association meetings, billing and collecting maintenance fees, and supporting reservations, vacation experience planning and other off-site member services. We and the on-site property manager typically split the management fees for these resorts.
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
If an owner defaults in payment of maintenance fees or other assessments, the owners’ association typically has the right to foreclose on or revoke the defaulting owner’s VOI. We have arrangements with the majority of our vacation ownership property owners’ associations in North America to assist in reselling foreclosed or revoked VOIs in exchange for a fee, or to reacquire such foreclosed or revoked VOIs from the owners’ associations. These arrangements are generally cancellable within 30 to 45 days notice.
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

In our vacation ownership business, in many of our markets, we perform a credit investigation or other review or inquiry to determine the purchaser’s credit history before originating a loan. The interest rates on the loans we provide are based primarily upon the purchaser’s credit score, the size of the purchase, and the term of the loan. We base our financing terms largely on a purchaser’s Fair Isaac Corporation credit score (“FICO”), which is a branded version of a consumer credit score widely used in the United States by banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. We use other information to determine minimum down payments and interest rates applicable to loans made to purchasers who do not have a credit score or who do not reside within the United States, such as regional historical default rates and currency fluctuation risk.
The table below provides information related to loans originated by us for vacation ownership products, including any refinancing by purchasers who upgraded a prior purchase, during each of the last three fiscal years.

	Fiscal Years
	2025	2024	2023
Financing propensity	57%	56%	58%
Average loan amount	$30,900	$30,400	$28,600
Average interest rate	12.8%	13.0%	13.1%
Average term (years)	11	11	12
Average monthly mortgage payment	$505	$492	$454
Average FICO score(1)	740	737	735
% of purchasers with FICO score over 700(1)	76%	74%	72%
% of purchasers with FICO score over 650(1)	91%	91%	89%
% of purchasers with FICO score over 600(1)	98%	98%	97%
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
We securitize the majority of the consumer loans we originate in our vacation ownership business. Historically, we have sold these loans to institutional investors in the asset-backed securities (“ABS”) market on a non-recourse basis. These vacation ownership notes receivable securitizations provide funding for us at interest rates similar to those available to companies with investment grade credit ratings, and transfer the economic risks and a significant portion of the benefits of the consumer loans we originate to third parties. In a vacation ownership notes receivable securitization, several classes of debt securities issued by a special purpose entity are generally collateralized by a single pool of transferred assets, which consist of vacation ownership notes receivable. During 2025, we completed two securitization transactions, which are discussed in detail in Footnote 14 “Securitized Debt” to our Financial Statements. On an ongoing basis, we have the ability to use our warehouse credit facility (“Warehouse Credit Facility”) to securitize eligible consumer loans derived from certain branded vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which we intend to continue to complete at least twice a year. Since 2000, we have issued approximately $10.7 billion of debt securities in securitization transactions in the ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions. We retain the servicing and collection responsibilities for the loans we securitize, for which we receive a servicing fee.

Our Resorts
As of December 31, 2025, our vacation ownership portfolio consisted of 120 properties with over 22,000 vacation ownership villas, also referred to as units, and over 31,000 keys in the following locations. A “key” is the lowest increment for reporting occupancy statistics based upon the mix of non-lock-off and lock-off villas. Lock-off villas represent two keys and non-lock-off villas represent one key.
Vacation Ownership
Mainland U.S. and Hawaii

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Arizona	5	1,190	Missouri	2	320	Texas	1	195
California	17	6,248	Nevada	2	1,174	Utah	2	634
Colorado	13	971	New Jersey	1	180	Virginia	1	276
Florida	23	8,005	New Mexico	1	16	Washington, D.C.	1	71
Hawaii	13	4,894	New York	2	228
Massachusetts	1	84	South Carolina	10	1,865
Caribbean, Mexico, and Central America

	# of Resorts	# of Keys		# of Resorts	# of Keys		# of Resorts	# of Keys
Aruba	2	1,211	Puerto Rico	1	164	Mexico	4	1,295
Bahamas	1	382	U.S. Virgin Islands	3	513
Costa Rica	1	48	West Indies	1	88
Europe and Asia Pacific

	# of Resorts	# of Keys		# of Resorts	# of Keys
France	1	202	Indonesia	2	161
Spain	3	715	Thailand	4	384
United Kingdom	1	49	Australia	1	77
Brands

	# of Resorts	# of Keys
Marriott Vacation Club	65	19,076
Sheraton Vacation Club	9	4,377
Westin Vacation Club	12	4,334
Grand Residences by Marriott	2	381
The Ritz-Carlton Club	5	259
St. Regis Residence Club and The Luxury Collection	3	83
Hyatt Vacation Club	22	2,672
Other	2	458
	120	31,640
Hotels

Location
Sheraton Kauai Resort	Kauai, HI
The Westin Resort & Spa, Cancun(1)	Cancun, Mexico
Hyatt Highlands Inn	Carmel, CA
(1) We sold this hotel in January 2026.

EXCHANGE & THIRD-PARTY MANAGEMENT SEGMENT
Our Exchange & Third-Party Management segment is comprised of the Interval International and Aqua-Aston businesses. The Interval International business offers a variety of membership programs and travel related products to approximately 1.5 million members globally and the Aqua-Aston business provides property management and rental services to property owners at 23 resorts and lodging properties. The segment revenue generally is fee-based and derived from membership, exchange and rental transactions, property and owners’ association management, and other related products and services. The Exchange & Third-Party Management segment represented 4% of our consolidated revenue for 2025.

($ in millions)	2025 Exchange & Third-Party Management Segment Revenues
Management and exchange	$170
Rental	35
Cost reimbursements	8
TOTAL REVENUES	$213
Membership Programs, Products and Services
Exchange Products - Interval Network
Interval International’s principal membership program is the Interval Network, which is comprised of more than 3,200 affiliated resorts in over 90 countries and territories. The Interval Network allows its members to exchange their VOI for a stay at another resort destination or during a different time period, or another travel product. A membership in the Interval Network also provides a comprehensive package of value-added products and services to members. Generally, individuals are enrolled in the Interval Network at the point of sale by resort developers in connection with their purchase of VOIs. Members may also self-enroll when they purchase a VOI through resale or an owners’ association at a resort that participates in the Interval Network.
Additionally, Interval International has relationships with resort developers that incorporate the Interval Network membership fee into certain annual fees they charge to owners of VOIs at their resorts or vacation ownership clubs. As a result, membership in the Interval Network for those owners is automatically renewed through the term of the resort’s or club’s participation in the Interval Network, so long as the owners are in good standing with the applicable resort or vacation ownership club. We sometimes refer to these members as corporate members and other members as traditional members. As of December 31, 2025, approximately 40% of total Interval Network members were traditional members and approximately 60% were corporate members.
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
Getaways
We also offer additional vacation rental opportunities at attractive rates to members of the Interval Network, as well as to members of certain other membership programs provided by Interval International or through third-party membership programs. These opportunities are offered as “Getaways” and allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within the Interval Network, as well as resort accommodations that are specifically sourced for use as Getaways.
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
Third-Party Management
We provide management services for hotels, condominium resorts, and other third-party vacation property owners through our Aqua-Aston business. Our services may include day-to-day operations of the properties, maintenance of the properties, preparation of reports and budgets, owners’ association administration, quality assurance and employee training. As of December 31, 2025, we provided third-party management services to 23 properties.
Our Aqua-Aston business, which is concentrated in Hawaii, provides management and rental services for individual condominium owners, hotel owners, and owners’ associations. Generally, owners’ association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to fifteen years or more, many of which are automatically renewable. Revenue is derived principally from fees for management of the hotel, condominium resort, or owners’ association as well as related rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided internally or through third-party providers to owners, including reservation, sales and marketing, property accounting and information technology services. We offer a variety of leisure accommodations to visitors from around the world through various consumer websites, including www.aquaaston.com, www.aquaresorts.com, www.mauicondo.com, and others.
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
Within our Exchange & Third-Party Management segment, we recognize exchange and non-refundable Getaways revenue based on confirmation of the vacation; revenue is generally higher in the first quarter and lower in the fourth quarter. Remaining rental revenue is recognized based on occupancy.
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
Outside North America, we operate vacation ownership resorts in two primary regions, Asia Pacific and Europe. In both regions, we are one of the largest lodging-branded vacation ownership companies operating in the upper upscale tier, with regional operators dominating the competitive landscape. Where possible, our vacation ownership properties in these regions are co-located with Marriott International branded hotels. In Asia Pacific, our owner base is derived primarily from the Asia Pacific region. In Europe, our owner base is derived primarily from the North America, Europe and Middle East regions.
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
Regulation
Our business is heavily regulated and the cost of compliance has a significant impact on our results of operations. We are subject to a wide variety of complex international, national, federal, state and local laws, regulations and policies in jurisdictions around the world. We have proactively worked with industry trade associations, including ARDA, to encourage the enactment of responsible consumer-protection legislation and state regulation that enhance the reputation and respectability of the overall vacation ownership industry. We believe that, over time, our vacation ownership products and services helped improve the public perception of the vacation ownership industry.
Some laws, regulations and policies may impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, access for those with disabilities, data protection and security, artificial intelligence, anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau (the “CFPB”), the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. The collection, use and protection of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy, security, and artificial intelligence laws and regulations enacted in the United States, individual states, and other jurisdictions around the world. Other laws, regulations and policies primarily affect one of five areas of our business: real estate development activities; marketing and sales activities; lending activities; resort management activities; and exchange and travel activities.
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
Marketing and Sales Regulation
Our marketing and sales activities are closely regulated pursuant to laws and regulations enacted specifically for the vacation ownership and land sales industries, as well as a wide variety of laws and regulations that govern our marketing and sales activities in the jurisdictions in which we carry out such activities. These laws and regulations include the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (the “FTC”) and state “Little FTC Acts” and other laws and regulations governing unfair, deceptive or abusive acts or practices, including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, anti-discrimination, prize, gift and sweepstakes laws, real estate, title agency or insurance, travel insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, and other consumer protection laws.
Many jurisdictions, including those in the United States, Asia Pacific, Mexico, Europe, and Central America, require that we file detailed registration or offering statements with regulatory authorities disclosing certain information regarding the VOIs and other real estate interests we market and sell, such as information concerning the interests being offered, any projects, resorts or programs to which the interests relate, applicable condominium or vacation ownership plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such interests, and a description of the manner in which we intend to offer and advertise such interests. Regulation outside the United States includes jurisdictions in which our clubs and resorts operate, such as the European Union, Singapore and Mexico, among others. Among other things, the European and Singaporean regulations: (1) require delivery of specified disclosure (some of which must be provided in a specific format or language) to purchasers; (2) require a specified “cooling off” rescission period after a purchase contract is signed; and (3) prohibit any advance payments during the “cooling off” rescission period.
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
Laws in many jurisdictions in which we sell VOIs grant the purchaser of a VOI the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents we are required to provide.
Many jurisdictions regulate telemarketing operations, including requiring adherence to the federal Telephone Consumer Protection Act and similar “do not call” legislation. These measures significantly increase the costs and reduce the efficiencies associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of permission-based marketing, under which we obtain the permission of prospective purchasers to contact them in the future. We participate in various programs and follow certain procedures that we believe help reduce the possibility that we contact individuals who have requested to be placed on federal or state “do not call” lists, including subscribing to the federal and certain state “do not call” lists, and maintaining an internal “do not call” list.
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
Resort Management Regulation
Our resort management activities are subject to laws and regulations regarding community association management, timeshare and condominium management (including real estate broker licensing), public lodging, food and beverage services (including liquor licensing), labor, employment, health care, health and safety, accessibility, anti-discrimination, immigration, gaming, certain communication devices, transient rentals, structural audits of improvements and reserve accounts associated with such improvements, and the environment (including climate change). In addition, many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for owners’ associations or permit the owners’ association for a resort to terminate our management agreement under certain circumstances (for example, upon a super-majority vote of the owners), even if we are not in default under the agreement.
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
Environmental Compliance and Awareness
Our property management and development activities are subject to national, state and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. These laws and regulations include requirements that address health and safety; the use, management and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our management and development of properties comply, in all material respects, with applicable environmental laws and regulations. Our compliance with such requirements has not had a material impact on our capital expenditures, earnings or competitive position, nor do we anticipate that such compliance will have a material impact in the future.
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
We take our commitment to protecting the environment seriously. In such work, we balance our role as stewards of the funds of the owners’ associations we manage and the role of steward of the environments where we do business. For example, we have collaborated with Audubon International to further the “greening” of our Marriott Vacation Club resorts in the U.S. through our initiatives such as the Audubon Green Leaf Eco-Rating Program for Hotels. We have more than 20 years of energy conservation experience that we have put to use in implementing our environmental strategy across each of our segments. This strategy includes further reducing energy and water consumption, expanding our portfolio of green resorts, educating and inspiring associates and guests to support the environment, and embracing innovation.

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
In 2025, we were recognized as a Mercer Best Employer in five out of our six eligible countries (United States, United Kingdom, France, Mexico, and Spain) as part of Mercer’s robust assessment that identifies organizations that have transformed their people practices to drive better business results. As part of the Mercer Best Employers 2025 assessment, we conducted an associate survey that achieved a 92% response rate and an 81% overall engagement score, which demonstrated a strong level of overall associate engagement. The survey results identified several areas of strength, including a welcoming and positive company culture, strong and supportive supervisors, a focus on sustainability and taking care of the community, and a company-wide commitment to fostering a culture of inclusion. We believe that our distinction as a Mercer Best Employer and our strengths identified by current associates demonstrate the incredible care we have for each other and for the associate experience and will make us an employer of choice for potential future associates.
We believe the success of our commitment to our associates is reflected in our employee tenure, which is approximately eight years on a global basis, and recognition by Fortune of our Company in its ranking of the World’s Most Admired Companies for 2025, as well as our fifteenth place ranking in the hospitality industry in Newsweek’s list of “America’s Most Responsible Companies for 2025” and being named in Newsweek’s list of “America’s Greatest Workplaces for Inclusion and Diversity for 2025.”
As of December 31, 2025, we had a global workforce consisting of approximately 21,100 associates, of which approximately 16,200 (77%) were based in the United States.
Inclusive Culture
Grounded in our culture of caring and collaboration, we strive to empower both our customers and our associates to live their most fulfilling lives. For example, we develop and offer programs like our Veterans Associate Network (VAN), which provides a supportive and empowering community for associates who currently serve or have served in the U.S. Armed Forces.
We continue to receive positive feedback from our associates about our inclusive work environment, as our Inclusive Culture Index was the highest rated workplace topic on our 2025 annual associate engagement survey. In the survey, 88% of our associates reported positive perceptions when responding to questions about leaders’ support for inclusion, service to customers with diverse backgrounds, respect and well-being of all people as a Company priority, a work environment that is accepting of diverse backgrounds and ways of thinking, and a company culture in which persons of all backgrounds are encouraged to pursue their career aspirations. We believe that these results demonstrate the value of championing an inclusive culture.
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
We also routinely post important information, including news releases, announcements and other statements about our business and results of operations, that may be deemed material to investors on our investor relations website. We use our website as a means of disclosing material, nonpublic information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our investor relations website in addition to following our press releases, filings with the SEC, public conference calls and webcasts.
Information About Our Executive Officers
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 27, 2026, except where indicated.

Name and Title	Age	Business Experience
Matthew E. Avril Chief Executive Officer	65
Matthew E. Avril was appointed as our Chief Executive Officer effective February 16, 2026. He previously served as our interim President and Chief Executive Officer from November 10, 2025 until his appointment as Chief Executive Officer. Mr. Avril has been a member of our Board since March 2025. Mr. Avril was a self-employed consultant from March 2017 to November 2025. He previously served as Chief Executive Officer of Diamond Resorts International, Inc., a hospitality and vacation ownership company, from November 2016 to March 2017. Prior to that, Mr. Avril served as Chief Executive Officer-elect for Vistana Signature Experiences, Inc. (“Vistana”), a vacation ownership business, from February 2015 to May 2016, after his retirement as President, Hotel Group for Starwood Hotels & Resorts Worldwide, Inc., a publicly traded hotel and leisure company (“Starwood”), a position he held from September 2008 to December 2012. Before that, from 2002 to 2008, he served in a number of executive leadership positions with Starwood, and from 1989 to 1998, held various senior leadership positions with Vistana including President and Managing Director of Operations. Mr. Avril previously served as a director and Chairman of the Board of Babcock & Wilcox Enterprises, Inc., a public company focused on clean energy, environmental technologies, and industrial power generation, from 2018 to 2022.

Name and Title	Age	Business Experience
Michael A. Flaskey President and Chief Operating Officer	58
Michael A. Flaskey was appointed as our President and Chief Operating Officer effective February 16, 2026. Mr. Flaskey served as Chief Executive Officer and a member of the Board of Directors of maritime hospitality company Hornblower Group from August 2024 to January 2026. Mr. Flaskey served as a Senior Advisor for McKinsey and Company, a private management consulting firm, between fall 2023 and August 2024. Between July 2021 and July 2024, Mr. Flaskey was the Chief Executive Officer of Mike Flaskey Entertainment, a private full-service sports, music and entertainment company, of which Mr. Flaskey is also the founder and Chairman. Prior to that, he spent more than a decade at Diamond Resorts International, including serving as Chief Executive Officer from 2017 to 2021, where he led the sale of the company to Hilton Grand Vacations. Earlier in his career, Mr. Flaskey held senior executive leadership roles with Starwood Vacation Ownership and Fairfield Resorts (now Wyndham Vacation Ownership, the vacation ownership business segment of Travel + Leisure Co.), where he developed deep expertise across brand, sales, marketing, operations and resort management functions.

Jason P. Marino Executive Vice President and Chief Financial Officer	50
Jason P. Marino has served as our Executive Vice President and Chief Financial Officer since September 30, 2023. Mr. Marino served as Senior Vice President, Strategy, Financial Planning & Analysis (“FP&A”) and Operational Finance - Vacation Ownership for the Company from December 2021 to September 2023. He served as the Company’s Senior Vice President of Strategy and FP&A from June 2019 to December 2021 and Vice President - Corporate Finance from May 2014 to June 2019. Prior to joining the Company in 2014, Mr. Marino worked at Cantor Commercial Real Estate, L.P. and in the investment banking divisions of Cantor Fitzgerald, Credit Suisse Securities (USA) LLC and Bear, Stearns & Co. Inc., holding positions of increasing responsibility.

Raman T. Bukkapatnam Executive Vice President and Chief Information Officer	59
Raman T. Bukkapatnam has served as our Executive Vice President and Chief Information Officer since July 10, 2023. Prior to joining the Company, Mr. Bukkapatnam served as Vice President, Global Technology at Nike, Inc., a global provider of athletic footwear and apparel, from August 2020 to July 2023. Prior to Nike, Mr. Bukkapatnam had a more than 20 year career at Starbucks Corporation, a roaster, marketer and retailer of specialty coffee, serving in multiple leadership roles including Vice President, Global Technology, Supply Chain Analytics, Data Engineering, and Store Development, from March 1999 to August 2020.

Stephanie S. Butera Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership	54	Stephanie S. Butera has served as our Executive Vice President and Chief Operating Officer, Hyatt Vacation Ownership since January 2023. She served as our Senior Vice President and Chief Operating Officer, Hyatt Vacation Ownership from April 2021 to December 2022. Prior to leading Hyatt Vacation Ownership, Ms. Butera held a number of leadership positions with the Company, serving as Vice President, Asset Management for The Ritz-Carlton Destination Club from August 2014 to October 2018, before moving into the position of Senior Vice President, Vacation Ownership for the Americas, Florida, Mexico, and Caribbean from October 2018 to April 2021. Ms. Butera joined the Company in 1999.
John D. Fitzgerald Executive Vice President and Chief Marketing, Sales and Service Officer	58
John D. Fitzgerald has served as our Executive Vice President and Chief Marketing, Sales and Service Officer since June 2025. Prior to that time, he served as our Executive Vice President and Chief Marketing and Sales Officer from January 2024 to June 2025 and Senior Vice President of Marketing from September 2017 to December 2023. Mr. Fitzgerald joined the Company in January 1999 and has held a number of positions of increasing responsibility during his tenure.

Name and Title	Age	Business Experience
Lori M. Gustafson Executive Vice President and Chief Membership and Commercial Services Officer	42
Lori M. Gustafson has served as our Executive Vice President and Chief Membership and Commercial Services Officer since January 2024. Ms. Gustafson joined the Company in November 2020 and served as our Executive Vice President and Chief Brand and Digital Officer from November 2020 to December 2023. Prior to joining the Company, she held positions of increasing responsibility at Wyndham Destinations, the vacation ownership business segment of Travel + Leisure Co. from January 2018 to November 2020, including as Senior Vice President, Global Brands & Digital from May 2019 to November 2020. Prior to that, she held progressive leadership positions at SeaWorld Parks & Entertainment, Inc. in brand and digital marketing and eCommerce from September 2011 to January 2018.

James H Hunter, IV Executive Vice President and General Counsel	63
James H Hunter, IV has served as our Executive Vice President and General Counsel and as our Corporate Secretary since November 2011. Prior to that time, he had served as our Senior Vice President and General Counsel since 2006. Mr. Hunter joined Marriott International in 1994.

Michael E. Yonker Executive Vice President and Chief Human Resources and Global Communications Officer	67
Michael E. Yonker has served as our Executive Vice President and Chief Human Resources and Global Communications Officer since January 2024. Mr. Yonker has served as our Executive Vice President and Chief Human Resources Officer from December 2011 to December 2023. Prior to that time, he served as our Chief Human Resources Officer since 2010. Mr. Yonker joined Marriott International in 1983. In January 2026, Mr. Yonker announced his decision to retire on February 28, 2026.

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
Our success and results of operations depend, in substantial part, upon the health of the worldwide vacation ownership and leisure travel industries, and may be adversely affected by a number of factors that can disrupt or deter travel. A substantial amount of our sales activity occurs at our resorts, and sales volume is affected by the number of visitors at our resorts. Fear of exposure to contagious illnesses, natural or man-made disasters, the physical effects of climate change, such as more frequent or severe storms, droughts, hurricanes, wildfires, erosion and flooding, weakened consumer confidence, limited availability or increased costs of consumer credit, damage to infrastructure caused by natural or man-made disasters, changes in government policies affecting travel such as modifications to visa processing, entry requirements, border controls, or other travel-related regulations or policies or other changes that impact travelers’ interest in traveling to locations in which our resorts are located, and other causes that impede travel have caused, and may in the future cause, travelers to delay or cancel plans to tour or visit our resorts. For example, hurricanes and wildfires have caused a number of Interval International exchange network resorts and our managed vacation ownership resorts to close for prolonged periods. The 2023 wildfires in Maui also resulted in the temporary closure of our resorts and sales centers in Maui, which had an adverse effect on our business and results of operations for 2023 and 2024. At times, beach access at certain of our resorts and our managed resorts has been impeded by weather conditions or due to the effects of erosion. Actual or threatened war, civil unrest and terrorist activity, as well as heightened travel security measures, could also interrupt or deter travel plans. In addition, demand for our products and services may decrease if the cost of travel, including the cost of transportation and fuel, increases, airlift to vacation destinations decreases, airline or airport disruptions, flight cancellations or unreliability of various modes of transportation increases, or if general economic conditions decline.

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
Uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes could negatively impact our business.
Our business operations and financial performance are significantly influenced by governmental policies, the regulatory environment and consumers' willingness to travel to our resorts. Rapid changes to governmental policies worldwide and, evolving governmental regulations regarding international trade and other matters have introduced substantial uncertainty and volatility into the financial markets which can negatively impact consumer sentiment. These changes could negatively impact our supply chain, cost structure, market access and consumers' willingness to travel to our resorts and purchase our products and services. Additionally, recent and future policy and regulatory changes could disrupt our strategic planning and investments, require us to increase maintenance fees and negatively impact owners’ ability to pay such fees, decrease consumers' disposable income and impact our ability to originate, and the borrowers’ repayment of, vacation ownership notes receivable, among other consequences. These factors may also adversely impair our ability to execute strategies to mitigate negative impacts of the current environment.
The unpredictable nature of the current global macroeconomic environment makes it challenging to anticipate and address possible material risks. This uncertainty and its effects could have a material adverse effect on our financial condition, results of operations and cash flows.
Significant inflation, higher interest rates or deflation could adversely affect our business and financial results.
Inflation can and has adversely affected us by increasing the costs of carrying unsold inventory, development and other corporate capital expenditures, materials and labor, service contracts, insurance, technology and related hardware or equipment, and interest rates. All of these factors can and at times have decreased the affordability of our products and services. In a high inflationary environment, we may be unable to raise the price of our products and services in a proportional manner, which at times has reduced and in the future could reduce, our operating margins and negatively impact our results or operations. In addition, increases in the cost of capital, labor and materials have had, and in the future could have an adverse impact on our business or financial results. Inflation has had and in the future could have an indirect adverse impact on our business by making travel more expensive, increasing maintenance costs and fees for consumers, and reducing consumer discretionary income and negatively impacting the performance of our vacation ownership notes receivable portfolio.
Alternatively, deflation could cause an overall decrease in spending and borrowing capacity, which could lead to a deterioration of economic conditions and employment levels. Deflation could also cause the value of our products and services to decline. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
We finance more than half of our VOI sales. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates. Increasing our financing rates could negatively impact VOI sales and financing propensity. However, if we are unable to increase our financing rates at the same rate as our costs of funds, our financing profits and margin will be negatively impacted, as happened in 2023 and 2024.
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
Future global or regional health concerns, outbreaks, and pandemics (each a “Health Crisis”) may have serious adverse effects on our business, financial condition, cash flows, and results of operations for an unknown period of time.
The success of our business and our financial results depend, in substantial part, upon the health of the travel industry. The COVID-19 pandemic significantly disrupted international and U.S. economies and markets and had a material adverse impact on participants in the travel and hospitality industries, including our Company. For example, in 2020 we saw marked declines in resort occupancy, rentals, and contract sales due to temporary closures of nearly all of our sales centers and many of our resorts and the limited operations at all of our resorts. Consumer fears, government restrictions and changes in travel behavior related to future Health Crises could similarly impact our business and financial results.
Our sales volume and rental revenue are materially impacted by the desire and ability of vacationers to travel, because a substantial amount of our sales activity occurs at our resorts. Concerns about travel restrictions, low vaccination rates and exposure to illness, including vaccine-resistant illnesses could cause travelers to cancel or delay plans to visit our resorts, which could adversely affect our cash flows, revenues, and results of operations. Moreover, even after travel advisories and restrictions are lifted, travel demand could be unpredictable and could remain so for a significant period. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, inflation, recession and loss of personal wealth whether or not resulting from the impact of a future Health Crisis may negatively affect travel demand for a prolonged period.
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
We rely on a variety of marketing techniques, including digital marketing (e-mail), telemarketing, postal mailings, websites and social media. Adoption of new laws, or changes in existing laws, in any of the jurisdictions in which we operate regulating marketing and solicitation or data protection could adversely affect the effectiveness of our marketing strategies. For example, in the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA provides California consumers with certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Similar legislation has been proposed or adopted in other states. In addition, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations may be more restrictive or burdensome than those in the United States. For example, the European Union (“E.U.”) General Data Protection Regulation (“GDPR”) imposes significant obligations on businesses that sell products or services to E.U. customers or otherwise control or process personal data of E.U. residents. Complying with the GDPR or other laws and regulations could subject us to increased costs; and our failure to comply with these laws and regulations could result in significant fines, litigation, losses, third-party damages and other liabilities, any of which may have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations. The cost of our compliance with privacy laws has increased and may continue to increase as laws change and we expand into new jurisdictions. If we are not able to develop adequate alternative marketing strategies, our sales may be adversely affected. We also obtain access to potential customers from travel service providers and other companies, including our licensors. If our access to these third-party customer lists is prohibited or restricted, our ability to attract new customers could be impaired.
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
We use, and are expanding our use of, machine learning and AI technologies in our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Our use of AI technologies requires resources to develop, test and maintain such products, which is costly and may be subject to delays. We may not achieve our objectives from these efforts. In addition, third parties may be more successful in the use of AI or create technologies that could require us to change how we currently operate certain of our businesses.
The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities due to enhanced governmental scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal, regulatory and compliance framework for AI, could impact our ability to protect our data and intellectual property, as well as vendor and client information, and could expose us to intellectual property or other claims by third parties. Use of AI technologies may also increase risks related to cyberattacks or other security incidents or result in a failure to protect confidential information. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to AI.
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
If third-parties do not comply with their contractual obligations to us our financial condition, results of operations, internal controls over financial reporting and stock price could be materially and adversely affected.
We rely on various third parties, including suppliers, service providers, and business partners, to fulfill contractual obligations that are critical to our operations. For example, we have outsourced certain corporate functions, including a significant portion of our global technology, finance and accounting, and human resources functions to third-party service providers and shared service centers. While these actions are intended to streamline operations and improve scalability, at times they have resulted in disruptions, increased transition costs, delays in service delivery and disputes with vendors and we may experience similar or more severe issues in the future. Additionally, such initiatives may lead to the loss of institutional knowledge, reduced employee morale, or increased attrition, including among key personnel. We may increase our reliance on third-party providers to deliver critical services and any failure by these providers to perform their contractual obligations, or any disruption in our ability to manage or transition these services effectively, could adversely affect our internal controls, compliance functions, or overall business operations. Furthermore, these initiatives may expose us to additional risks, including data security vulnerabilities, regulatory compliance challenges across jurisdictions and reputational harm. If we are unable to successfully execute and manage these third-party relationships, our financial condition, results of operations, internal controls over financial reporting and stock price could be materially and adversely affected.
The industries in which our businesses operate are competitive, which may impact our ability to compete successfully.
Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. A number of highly competitive companies participate in the vacation ownership industry. Our brands compete with the vacation ownership brands of major hotel chains in national and international venues, as well as with the vacation rental options (such as hotels, resorts and condominium or apartment rentals) offered by the lodging industry. Our competitors may have greater access to capital resources and broader marketing, sales and distribution capabilities than we do. Competitive pressures may cause us to reduce our fee structure or potentially modify our business models, which could adversely affect our business, financial condition and results of operations.
Our principal exchange network administered by Interval International included more than 3,200 resorts located in over 90 countries and territories as of December 31, 2025. Interval International’s primary competitor, RCI, has a greater number of affiliated resorts than we have. Through the resources of its corporate affiliates, particularly Travel + Leisure Co., which is engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. In addition, Interval International competes with developers that create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those we offer, and adversely impacts the supply of resort accommodations available through our external exchange network. The effects of such competition on our exchange business are more pronounced as the proportion of vacation club corporate members in the Interval Network increases.
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
A series of Spanish court rulings starting in 2015 (“2015 Rulings”) increased our exposure to litigation that may materially adversely affect our business and financial condition. These rulings voided certain timeshare contracts entered into after January 1999 related to certain resorts in Spain if a resort’s timeshare structure did not meet requirements prescribed by Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998 and adapted pursuant to mechanisms specified in the 1998 laws. These rulings led to an increase in lawsuits by owners seeking to void timeshare contracts in Spain, including lawsuits by owners at certain of our resorts in Spain which are currently pending. In November 2025, the Supreme Court of Spain overturned the 2015 Rulings and thereby eliminated the principal legal grounds on which the contract cancellation cases had been brought. Lesser remedies, including monetary damages, remain available for certain claims based on alleged errors or omissions in, or tardy delivery of, contract documents. The Supreme Court’s decision was based in part on legislation effective April 4, 2025 that placed a five-year limitation on the filing of new cancellation cases and reduced the scope of available remedies. A subsequent decision of the Supreme Court, issued in January 2026, overturned another legal theory previously relied upon by owners seeking to void their contracts. Cases filed prior to the Supreme Court’s November 2025 and January 2026 decisions remain pending, including cases filed against us, and insufficient time has passed since the issuance of those decisions for us to predict the likely outcomes, in light of that ruling, of pending or future cases against us. Currently pending cases and any cases filed in the future have caused and could continue to cause us to incur material litigation and other costs, including judgment or settlement payments; and materially adversely affect the results of operations of our Vacation Ownership segment, as well as our business and financial condition. The ability for owners of Spanish timeshares to void their contracts has negatively impacted other developers with resorts in Spain and led to a decrease in the number of resorts located in Spain in the Interval Network with active sales and the loss of members who own VOIs at those resorts.
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
We are subject to audit in various jurisdictions, and these jurisdictions may assess additional taxes against us. Developments in an audit, litigation, or laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows. An unfavorable outcome from any tax audit could result in higher tax expense, penalties and interest, and could materially and adversely affect our financial condition or results of operations.
Concentration of some of our resorts, sales centers and exchange destinations in particular geographic areas exposes our business to the effects of natural or man-made disasters or adverse economic conditions in these areas.
Our business is susceptible to the effects of natural or man-made disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills, erosion and nuclear incidents, in the areas where some of our resorts, sales centers and exchange destinations are concentrated, such as Florida, California, South Carolina and Hawaii. Properties in these markets have had to close in the past, including for extended periods, in order to repair or assess damage caused by disasters. For example, we temporarily closed our resorts and sales centers in 2023 as a result of wildfires in Maui. Depending on the severity of future disasters, the resulting damage could require closure of all or substantially all of our properties in one or more of these markets while we complete repairs, restoration or renovations. Our insurance may not cover all damages caused by any such event, including the loss of sales of VOIs at sales centers that are not fully operational. In 2023, our cost to insure our properties in these areas increased significantly. Our insurance costs may rise again and coverage levels may decrease for properties in these areas as a result of the number and magnitude of recent natural disasters in these areas.
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

Acquisitions may also significantly increase our debt or result in dilutive issuances of our equity securities, impairments of assets or substantial amortization expenses associated with other intangible assets. For example, we have not achieved all of the anticipated benefits from the ILG Acquisition or the Welk Acquisition, and have incurred unanticipated expenses and impairment charges in 2024 and 2025 related to inventory.
Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue, determination of cost of sales and evaluation of our assets for impairment, are highly complex and involve numerous assumptions, estimates and judgments which we regularly review and revise as needed. Our actual results of operations vary from period to period based on revisions to these estimates. For example, higher loan delinquencies or defaults have caused us to increase and in the future could lead to new increases in our estimated reserve for vacation ownership notes receivable. In addition, changes to our assumptions and estimates used to determine the fair value of our assets or actual operating results that are lower than our current estimates could result in impairment losses and require us to write off all or a portion of our assets. For example, in 2025, we incurred $577 million in impairment losses in the aggregate. See the “Critical Accounting Estimates” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods. See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for more information regarding changes in accounting standards that we recently adopted or expect to adopt in the future.
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
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, investors, employees and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure as expectations for, and support or criticism of, such matters continues to evolve. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices. Third parties have developed proprietary ratings or analyses of companies based on certain ESG metrics. ESG disclosure rules have been adopted by California, the European Union and other jurisdictions; various ESG regulations are under consideration, and the Company cannot determine what final regulations will be enacted, modified, or reversed or the ultimate impact on its business. Increased ESG-related compliance costs could increase our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards could increase the risk of antidiscrimination lawsuits and customer backlash, negatively impact our reputation, ability to do business with certain partners, sales and stock price, and result in penalties. Our corporate responsibility initiatives and goals are based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. As we report on our corporate responsibility initiatives or goals, we may be subject to heightened reputational and operational risk and compliance costs related to these matters. Our control over resorts and properties that we manage is generally limited by the terms of the applicable management agreements. As a result, our ability to achieve some or all of our corporate responsibility initiatives or goals may be limited without additional support or action by the owners’ associations of the vacation ownership resorts and properties we manage. Complying with increased regulations could increase our costs and adversely impact our results of operations. Our inability or failure to meet, or the perceived failure to meet, such stakeholders’ expectations, as well as adverse incidents, could negatively impact our stock price, results of operations, or reputation and increase our cost of capital.

Risks related to our vacation ownership business.
The termination of our license agreements with Marriott International or Hyatt, or our rights to use their trademarks at our existing or future properties, could materially harm our business.
Our success depends, in part, on our relationships with Marriott International and Hyatt. These relationships are governed by various agreements, including long-term license agreements that expire between 2090 and 2095, subject to renewal. However, if we breach our obligations under a license agreement and fail to cure such breach, or if our properties do not meet brand standards, the applicable licensor may be entitled to terminate the license agreement and our rights to use its brands and trademarks at the subject properties.
The termination of our license agreements with Marriott International, Hyatt or their affiliates could materially harm our business and results of operations and materially impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. Our inability to rely on the strength of the Marriott, Sheraton, Westin, or Hyatt brands to attract qualified prospects in the marketplace would likely cause our results of operations to decline and our marketing and sales expenses to increase. Our inability to market to guests in hotels affiliated with our licensors that are located near one of our sales locations or maintain our marketing relationships with Marriott International or Hyatt reservation centers would likely cause our sales to decline, which could adversely affect our financial condition and results of operations. In addition, we would not be able to use the brand websites as channels through which to rent available inventory, which could cause our rental revenue to decline materially.
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
In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. Accordingly, we are subject to the risk that those borrowers may default on the financing that we provide. The risk of borrower defaults may increase due to man-made or natural disasters, inflation, recessions or other economic downturns that cause financial hardship for borrowers. In the past, we have experienced increased defaults as a result of economic downturns. Certain of our borrowers have been impacted by man-made and natural disasters. The risk of borrower defaults may also increase if we do not evaluate accurately the creditworthiness of the customers to whom we extend financing or due to the influence of timeshare relief firms. Borrower defaults have caused, and may continue to cause, us to foreclose on vacation ownership notes receivable and reclaim ownership of the financed interests, both for loans that we have not securitized and in our role as servicer for the vacation ownership notes receivable we have securitized through the ABS market or the Warehouse Credit Facility. If default rates for our borrowers increase, we have been required, and may in the future be required, to increase our reserve on vacation ownership notes receivable, which would adversely affect our results of operations and cash flows.
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
We may continue to enter into capital-efficient transactions to source inventory in which third parties agree to deliver completed units in the future to us at pre-agreed prices. These transactions expose us to additional risk as we will not control development activities or timing of development completion. If our counterparties default on their obligations, or exercise their right to sell inventory to a different buyer, we may not acquire the inventory we expect on time or at all, or it may not be within agreed upon specifications. If we cannot obtain inventory from alternative sources on a timely basis, we may not be able to achieve sales forecasts. Conversely, if we procure or commit to procure inventory based on an expected sales plan and fail to achieve that plan, we could have excess inventory, potentially negatively impacting our margins and results of operations.
Our points-based product forms expose us to an increased risk of temporary inventory depletion.
Selling VOIs in a system of resorts under a points-based business model increases the risk of temporary inventory depletion. Currently, our VOI sales are made primarily through a limited number of trust entities that issue VOIs. These structures can lead to a temporary depletion of inventory available for sale caused by: (1) delayed delivery of inventory under construction by us or third parties; (2) delayed receipt of required governmental registrations of inventory for sale; or (3) significant unanticipated increases in sales pace. If the inventory available for sale for a particular trust were to be depleted before new inventory is added and available for sale, we may be required to temporarily suspend sales until inventory is replenished, shift to selling an alternative product or buy additional inventory at a higher cost, which happened in Thailand in 2025. Our efforts to avoid the risk of temporary inventory depletion by maintaining a surplus supply of completed inventory based on our forecasted sales pace, and by employing other mitigation strategies such as accelerating completion of resorts under construction, acquiring VOIs on the secondary market, or reducing sales pace by adjusting prices or sales incentives, may not be successful. A depletion of VOI inventory could decrease our financing revenues generated from purchasers of VOIs and fee revenues generated by providing club, management, exchange, sales, and marketing services. In addition, any temporary suspension of sales due to lack of inventory could reduce our cash flow and have a negative impact on our results of operations.
Our development activities expose us to project cost and completion risks.
Our project development activities entail risks that may cause project delays or increased project costs and therefore may adversely impact our results of operations, cash flows and financial condition. These risks include construction delays or cost overruns; shortages of skilled labor; claims for construction defects, including claims by purchasers and owners’ associations; the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues; an inability to timely obtain required governmental permits and authorizations; compliance with zoning, building codes and other local regulations; performance by third parties involved in the financing and development of our projects; the cost or availability of raw materials; and interference of weather-related, geological or other events, such as hurricanes, earthquakes, floods, tsunamis, fires, and volcanic eruptions.
Our resort management business may be adversely affected by the loss of management contracts, failure of resorts to comply with brand standards, increased maintenance fees and disagreements with owners.
Owners of our VOIs are required to pay maintenance fees to maintain and refurbish the vacation ownership properties and keep them in compliance with brand standards. If a resort fails to comply with applicable brand standards, the applicable licensor could terminate our rights to use its trademarks at the resort, which could result in the loss of management fees, decreased customer satisfaction, and impair our ability to market and sell our products at the non-compliant locations. Increases in maintenance fees to keep pace with operating expenses, maintenance and other costs may make our products less desirable, which could negatively impact sales and cause an increase in defaults on our vacation ownership notes receivable portfolio. If the owners’ associations that we manage are unable to collect sufficient maintenance fees to cover operating and maintenance costs, the related resorts may have to close or file for bankruptcy, which may result in termination of our management agreements. We may also lose resort management contracts if they are not renewed when they expire, or the contract terms may be renegotiated in a manner adverse to us. The loss or renegotiation of a significant number of our management contracts may adversely affect our cash flows and results of operations.
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
As of December 31, 2025, we had approximately $3.6 billion of total corporate indebtedness outstanding and could borrow an additional $787 million under a revolving corporate credit facility with a borrowing capacity of $800 million (the “Revolving Corporate Credit Facility”). The credit agreement that governs our corporate credit facility (“Corporate Credit Facility”) and the indentures that govern our various senior notes impose significant operating and financial restrictions on us, which among other things limit our ability and the ability of certain of our subsidiaries to incur debt, pay dividends and make other restricted payments, make loans and investments, incur liens, sell assets, enter into affiliate transactions, enter into agreements restricting certain subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of their assets. The Corporate Credit Facility also requires us to not exceed a maximum first lien leverage ratio and maintain a minimum interest coverage ratio. These restrictions could restrict our flexibility to react to changes in our businesses, industries and economic conditions and increase borrowing costs.
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
In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. The Company has experienced ratings downgrades in the past, including being downgraded to ‘B+’ by S&P in 2025. Additional downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our ability to meet our obligations under our capital efficient inventory acquisitions.
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
We may be required to raise additional capital to refinance our existing debt, or to expand or support our operations. For example, during 2025, we issued $575 million aggregate principal amount of 6.500% Senior Notes due 2033 to raise the funds necessary to repay our convertible notes maturing in 2026. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings, and the outlook for our industry as a whole. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict our business operations or adversely affect our ability to obtain additional financing. There is no guarantee that debt or equity financings will be available in the future on terms favorable to us or at all. If we are unable to access additional funds on acceptable terms, we may have to adjust our business operations, and our ability to acquire additional vacation ownership inventory, repurchase VOIs, or make other investments in our business could be impaired, any of which may adversely affect our cash flows and results of operations.
We may incur substantially more debt, which could exacerbate further the risks associated with our leverage.
We may incur substantial additional indebtedness in the future, including secured indebtedness, as well as obligations that do not constitute indebtedness as defined in our debt agreements. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above will increase.
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
Holders of our convertible notes may convert the convertible notes after the occurrence of certain dates or events. See Footnote 15 “Debt” to our Financial Statements for additional information. If any holders elect to convert their convertible notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
Our stock price may be volatile and your investment in our common stock could lose value.
Our stock price and trading volume are subject to changes, which may be significant, due to our financial results and operating performance and recommendations or earnings estimates by securities analyst and investors, as well as changes in economic, political and market conditions, including changes that affect demand for travel and consumer discretionary spending, such as inflationary pressures, health crises, acts of war and terrorism, and other factors unrelated to our financial results and operating performance. Speculation in the press or investment community about our business and results of operation can also cause changes in our stock price and trading volume. Many of these factors are out of our control. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, which may result in substantial expense and divert management’s attention and resources, which may adversely affect our business.
Our ability to pay dividends on our stock is limited.
We may not declare or pay dividends in the future at any particular rate or at all. Our Board makes all decisions regarding our payment of dividends, subject to an evaluation of our financial condition, results of operations and capital requirements, as well as applicable law, regulatory and contractual constraints, industry practice and other business considerations that our Board considers relevant. Certain of the agreements governing our indebtedness restrict our ability and the ability of our subsidiaries to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. The payment of certain cash dividends has and may in the future result in an adjustment to the conversion rate of the Convertible Notes and related warrants in a manner adverse to us. We may not have sufficient surplus under Delaware law to be able to pay dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.
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
At the management level, our SVP-GIS is responsible for the assessment and management of risks from cybersecurity threats. Our SVP-GIS has extensive cybersecurity knowledge and skills gained from over 25 years of experience in government and industries including retail and manufacturing, and industry certifications including Certified Information Systems Security Professional (“CISSP”) from ISC Squared and Global Information Assurance Certification (“GIAC”) from SANS Institute. Our SVP-GIS also has experience in forensic investigations, strategic cyber risk management, and cybersecurity program development. Our SVP-GIS leads the team responsible for implementing, monitoring and maintaining cybersecurity policies and practices across our business and reports directly to our EVP-CIO. Our SVP-

GIS’s direct reports include a number of experienced cybersecurity leaders responsible for various aspects of our cybersecurity program, each of whom is supported by a team of experienced cybersecurity professionals.
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
Item 2.        Properties
As of December 31, 2025, our vacation ownership portfolio consisted of 120 properties in the United States and thirteen other countries and territories. These properties are described in Part I, Item 1, “Business” of this Annual Report. Except as indicated in Part I, Item 1, “Business,” we own unsold inventory at these properties. We also own, manage or lease golf courses, fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts in our Vacation Ownership segment, including resort lobbies and food and beverage outlets.
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
Item 3.        Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, the legal actions discussed under “Loss Contingencies” in Footnote 12 “Contingencies and Commitments” to our Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
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
Holders of Record
On February 23, 2026, there were 20,180 holders of record of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2025 – October 31, 2025	—	$—	—	$347,132,547
November 1, 2025 – November 30, 2025	417,396	$47.94	417,396	$327,122,328
December 1, 2025 – December 31, 2025	90,733	$55.13	90,733	$322,120,557
Total	508,129	$49.22	508,129	$322,120,557
(1)On May 11, 2023, we announced that our Board of Directors increased the then-remaining authorization under our share repurchase program (which was first announced on September 13, 2021) to authorize purchases of up to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024. On December 19, 2024, we announced that our Board of Directors extended the term of our share repurchase program to December 31, 2025. On December 12, 2025, we announced that our Board of Directors extended the term of our share repurchase program to December 31, 2026.
(2)All dollar amounts presented exclude the nondeductible 1% excise tax on the net value of certain stock repurchases that was imposed by the Inflation Reduction Act of 2022.
Performance Graph

Comparison of Cumulative Total Return
220
200
180
160
140
120
100
80
60
40
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Marriott Vacations Worldwide Corporation
S&P SmallCap 600 Index
S&P MidCap 400 Index
S&P Composite 1500 Hotels, Resorts & Cruise Lines Index

The above graph compares the relative performance of our common stock, the S&P SmallCap 600 Index, the S&P MidCap 400 Index, and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index. In December 2025, MVW was added to the S&P SmallCap 600 Index as it is more representative of the Company’s current market capitalization range than the Company’s prior index, the S&P MidCap 400 Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2020. The stock price performance reflected above is not necessarily indicative of future stock price performance. The foregoing performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Exchange Act.
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
Our discussion and analysis of fiscal year 2025 to fiscal year 2024 is included herein. Our discussion and analysis of fiscal year 2024 to fiscal year 2023 has been omitted from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 28, 2025.
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
Our Vacation Ownership segment generates revenues from four primary sources: selling vacation ownership products; managing vacation ownership resorts, clubs and owners’ associations; financing consumer purchases of vacation ownership products; and renting vacation ownership inventory.
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
Corporate and other represents the portion of our results that are not allocable to our segments, including those relating to Consolidated Property Owners’ Associations.
Accounting Policies Used in Describing Results of Operations
Sale of Vacation Ownership Products
We recognize revenues from the sale of vacation ownership products (also referred to as “VOIs”) when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible, which typically correlates to expiration of the statutory rescission period.
Sales of vacation ownership products may be made for cash or we may provide financing. In addition, we recognize settlement fees associated with the transfer of VOIs and commission revenues from sales of VOIs on behalf of third parties, which we refer to as “resales revenue.”

We also provide sales incentives to certain purchasers. These sales incentives typically include Marriott Bonvoy points, World of Hyatt points or an alternative sales incentive that we refer to as “plus points.” Plus points are redeemable for stays at our resorts or for use in other third-party offerings, generally up to two years from the date of issuance.
Finally, as more fully described in “Financing” below, we record the difference between the contract receivable or vacation ownership note receivable and the amount we expect to collect from debtors (also known as a vacation ownership notes receivable reserve or a sales reserve) as a reduction of revenues from the sale of VOIs at the time we recognize revenues from a sale.
We report, on a supplemental basis, contract sales for our Vacation Ownership segment. Contract sales consist of the total amount of VOI sales under contract signed during the period where we have generally received a down payment of at least ten percent of the contract price, reduced by actual rescissions during the period, inclusive of contracts associated with sales of VOIs on behalf of third parties, which we refer to as “resales contract sales.” In circumstances where a customer applies any or all of their existing ownership interests as part of the purchase price for additional interests (also referred to as an equity upgrade), we include only the incremental value purchased as contract sales. Contract sales differ from revenues from the sale of VOIs that we report on our income statements due to the requirements for revenue recognition described above. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.
Cost of vacation ownership products includes costs to acquire, develop and construct our projects (also known as real estate inventory costs), other non-capitalizable costs associated with the overall project development process and settlement expenses associated with the closing process. For each project, we expense inventory costs in the same proportion as the revenue recognized. Consistent with the applicable accounting guidance, to the extent there is a change in the estimated sales revenues or inventory costs for the project in a period, a non-cash adjustment is recorded on our income statements to true up costs in that period to those that would have been recorded historically if the revised estimates had been used. These true-ups, which we refer to as product cost true-up activity, can have a positive or negative impact on our income statements.
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
Management and exchange expenses include costs to operate the food and beverage outlets, other ancillary operations and to provide overall customer support services, including reservations, and certain transaction-based expenses relating to third-party exchange service providers.
In our Vacation Ownership segment and Consolidated Property Owners’ Associations, we refer to these activities as “Resort Management and Other Services.”
Financing
We offer financing to qualified customers for the purchase of most types of our VOIs. The typical financing agreement provides for monthly payments of principal and interest with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten to fifteen years. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates. We may use incentives to encourage our customers to choose our financing. Included within our vacation ownership notes receivable are originated vacation ownership notes receivable and vacation ownership notes receivable acquired in connection with the ILG Acquisition and the Welk Acquisition.
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
In the event of a default, we generally have the right to foreclose on or revoke the underlying VOI. We return VOIs that we reacquire through foreclosure or revocation back to inventory. As discussed above, for originated vacation ownership notes receivable, we record a reserve at the time of sale and classify the reserve as a reduction to revenues from the sale of vacation ownership products on our Income Statements. Revisions to estimates that result in decreases or increases to the reserve for originated vacation ownership notes receivable can increase or decrease revenues, respectively. In contrast, for acquired vacation ownership notes receivable, we record changes to the reserve as an adjustment to Financing expenses on our Income Statements. See Footnote 5 “Vacation Ownership Notes Receivable” to our Financial Statements for further information.
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
Rental
In our Vacation Ownership segment, we operate a rental business to provide owner flexibility and to help mitigate carrying costs associated with our inventory. We obtain rental inventory and generate revenue from rentals of inventory that we hold for sale as interests in our vacation ownership programs, inventory that we control because our owners have elected alternative usage options permitted under our vacation ownership programs and rentals of unregistered inventory and owned-hotel properties. We also recognize rental revenue from the utilization of plus points at redemption for rental stays at one of our resorts or other third-party offerings. For rental revenues associated with VOIs which we own and which are registered and held for sale, to the extent that the revenues from rental are less than costs, revenues are reported net of rental expenses in accordance with Accounting Standards Codification (“ASC”) Topic 978, “Real Estate - Time-Sharing Activities” (“ASC 978”). The rental activity associated with discounted vacation packages requiring a tour (“preview stays”) is not included in transient rental metrics, and because the majority of these preview stays are sourced directly or indirectly from unsold inventory, the associated revenues and expenses are reported net in Marketing and sales expense.
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

Cost Reimbursements
Cost reimbursements include direct and indirect costs that are reimbursed to us by owners’ associations and customers under management contracts, which costs are principally payroll-related costs at the locations where we employ the associates providing on-site services, costs associated with property refurbishments (including those where we act as the project manager), and insurance costs. All costs reimbursed to us by owners’ associations and customers, with the exception of taxes assessed by a governmental authority, are reported on a gross basis. We recognize cost reimbursements when we incur the related reimbursable costs. Cost reimbursements consist of actual expenses with no added margin.
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
Performance Measures
Management uses the following key performance metrics to assess the Company’s operational efficiency and market competitiveness, identify trends, develop financial projections, and support strategic decision-making. Management continuously monitors and analyzes these metrics to help ensure that the Company remains responsive to changing market conditions and aligned with our long-term growth objectives. The definitions and methodologies of certain of these metrics may differ from those used by other companies, and as a result, these metrics may not be directly comparable to similarly titled measures reported by other companies.
•Contract sales from the sale of VOIs reflects the pace of sales in our business.
•Total contract sales include contract sales from the sale of vacation ownership products, including non-consolidated joint ventures.
•Consolidated contract sales exclude contract sales from the sale of vacation ownership products for non-consolidated joint ventures.
•Volume per guest (“VPG”) is calculated as consolidated vacation ownership contract sales, excluding fractional sales, telesales, resales, and other sales that are not attributed to a sales tour (collectively, “Tours”) divided by the number of Tours conducted during the applicable period. We believe that VPG is a key driver of profitability as it reflects both the average contract price and the effectiveness of converting touring guests into purchasers.
•Tours is defined as the number of sales tours conducted during the applicable period, including virtual and offsite sales tours and excludes telesales. We view Tours as an important indicator of touring guest volume.
•Development profit margin is calculated as Development profit divided by revenues from the sale of vacation ownership products. Development profit represents revenues from the sale of vacation ownership products, net of the cost of vacation ownership products and related marketing and sales costs. We believe that Development profit margin is a key indicator of the profitability of our development activities and the effectiveness of its associated marketing and sales efforts.
•Total active members represents the number of active members of the Interval Network active members as of the end of the applicable period. We consider this metric to be an important indicator of the size of the member base eligible to transact within the Interval Network.
•Average revenue per member is calculated by dividing membership fee revenue, transaction revenue, rental revenue, and other member revenue generated by the Interval Network by the monthly weighted average number of active members of the Interval Network during the applicable period. We believe this metric is a meaningful indicator of member engagement.
•Segment financial results attributable to common stockholders reflects revenues less expenses that are directly attributable to each respective reportable business segment (Vacation Ownership and Exchange & Third-Party Management). We believe this measure provides meaningful insight into the operating performance of our reportable business segments. See Footnote 19 “Business Segments” to our Financial Statements for further information about our reportable business segments.
•Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by the Company’s total revenues less cost reimbursements revenues.
•Segment Adjusted EBITDA margin is calculated as Segment Adjusted EBITDA divided by the respective segment’s total revenues less cost reimbursements revenues.
NM = Not meaningful.
Management Priorities
Our management priorities for 2026 are centered on driving stronger profitability and improving cash flow. We are focused on reshaping the quality and composition of our tours, tightening our cost structure, and refining our global development strategy. We expect that delivering higher‑quality tours via various initiatives will increase VPGs while reducing default rates on newly originated vacation ownership notes receivable. For example, we are using FICO scores to pre-qualify prospective purchasers and focusing on increasing in-house capture rates, which has historically been one of our highest VPG channels. Additional priorities include reducing overhead, focusing on marketing and sales talent, delaying modernization projects to manage cash flow, monetizing certain non-core assets on our balance sheet, and managing maintenance fee increases for each of our vacation ownership products.
Asia Pacific Strategy Change
A key element of our revised strategy relates to our Asia Pacific business, where we have experienced lower returns than expected, partially due to higher defaults that are primarily driven by customers from newer source markets. To address these dynamics, we are scaling back growth expectations and right‑sizing our business in the region. This includes reducing tours for first‑time buyers in select countries, reducing headcount in the region, deferring the purchase of the next phase of our resort in Khao Lak, Thailand, and canceling a purchase commitment for inventory in Bali. Collectively, these actions are designed to concentrate our efforts on markets with the greatest potential to drive profitability and cash flow and resulted in Restructuring expense in our Vacation Ownership segment. We also recorded a non-cash impairment for vacation ownership units in Khao Lak, Thailand primarily attributed to the elongation of the pace of sales and changes in our marketing approach.
Development Strategy Change
As part of our broader financial strategic review, we conducted a comprehensive review to assess the strategic alignment of inventory and property and equipment within our North America vacation ownership business. This review focused on assessing inventory needs in light of our current inventory position and identifying opportunities to monetize non-core assets. The outcome of this review represented an indicator of impairment for certain assets. As a result of our impairment analysis, we recorded a non‑cash impairment related to assets associated with future phases of our existing resorts that we no longer plan to further develop. The carrying values of the assets associated with these resorts exceeded their estimated fair values because the carrying values included historical allocations of common infrastructure costs incurred when we built the resorts. In addition, we recorded a non-cash impairment related to certain property and equipment identified for disposition in our Vacation Ownership segment.
We expect to generate between $250 million and $300 million of net cash proceeds over a two year period from the disposition of certain non-core property and equipment and other assets, including $50 million from the disposition of the Cancun hotel in January 2026.

CONSOLIDATED RESULTS

	Fiscal Years
($ in millions)	2025	2024	2023
REVENUES
Sale of vacation ownership products	$1,464	$1,448	$1,460
Management and exchange	860	843	813
Rental	650	645	571
Financing	360	342	322
Cost reimbursements	1,698	1,689	1,561
TOTAL REVENUES	5,032	4,967	4,727
EXPENSES
Cost of vacation ownership products	184	200	224
Marketing and sales	943	919	823
Management and exchange	476	482	442
Rental	523	481	452
Financing	150	146	113
Royalty fee	113	114	117
General and administrative(1)	242	237	273
Depreciation and amortization	149	146	135
Litigation charges(1)	17	23	13
Modernization(1)	122	4	—
Restructuring(1)	15	6	6
Impairment	577	30	32
Cost reimbursements	1,698	1,689	1,561
TOTAL EXPENSES	5,209	4,477	4,191
Gains (losses) and other income (expense), net	47	(1)	47
Interest expense, net	(169)	(162)	(145)
Transaction and integration costs	—	(18)	(37)
Other	—	(3)	(3)
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(299)	306	398
Provision for income taxes	(8)	(89)	(146)
NET (LOSS) INCOME	(307)	217	252
Net (income) loss attributable to noncontrolling interests	(1)	1	2
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(308)	$218	$254
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
Operating Statistics

	Fiscal Years			2025 vs. 2024
(Contract sales $ in millions)	2025	2024	2023	Change
Vacation Ownership
Consolidated contract sales	$1,762	$1,813	$1,772	$(51)	(3%)
VPG	$3,794	$3,911	$4,088	$(117)	(3%)
Tours	431,974	432,716	405,825	(742)	—%
Exchange & Third-Party Management
Total active members at end of period (000's)	1,507	1,546	1,564	(39)	(2%)
Average revenue per member	$150.51	$154.34	$156.65	$(3.83)	(2%)

Revenues

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Vacation Ownership	$4,805	$4,730	$4,468	$75	2%
Exchange & Third-Party Management	213	231	262	(18)	(8%)
Total Segment Revenues	5,018	4,961	4,730	57	1%
Consolidated Property Owners’ Associations	14	6	(3)	8	NM
Total Revenues	$5,032	$4,967	$4,727	$65	1%
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
Additionally, during 2025, we reclassified $6 million of certain amounts related to ongoing litigation from General and administrative expense to Litigation charges in order to conform our 2024 results with our current year presentation.
Commencing in 2026, interest expense associated with our Warehouse Credit Facility will be included as a component of Consumer financing interest expense within Financing expense. Interest expense on our Warehouse Credit Facility was $13 million and $10 million for the years ended December 31, 2025 and December 31, 2024, respectively.

The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with net income or loss attributable to common stockholders, which is the most directly comparable GAAP financial measure.

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Net (loss) income attributable to common stockholders	$(308)	$218	$254	$(526)	NM
Interest expense, net	169	162	145	7	4%
Provision for income taxes	8	89	146	(81)	NM
Depreciation and amortization	149	146	135	3	3%
EBITDA	18	615	680	(597)	NM
Share-based compensation expense	38	33	31	5	15%
Amortization of cloud computing software implementation costs(1)(2)	6	3	—	3	NM
Certain items(1)	689	85	50	604	NM
Adjusted EBITDA(1)	$751	$736	$761	$15	2%
Adjusted EBITDA Margin(1)	22.5%	22.5%	24.0%	0.0 pts
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
(2)    During the first quarter of 2025, we began excluding Amortization of cloud computing software implementation costs, which are not included in Depreciation and amortization, from Adjusted EBITDA, and have reclassified prior year amounts to conform with our current year presentation.
The table below details the components of Certain items for fiscal years 2025 and 2024.

	Fiscal Years
($ in millions)	2025		2024
Gain on disposition of hotel, land, and other	$—		$(8)
Foreign currency translation (gain) loss	(22)		13
Insurance proceeds	(16)		(5)
Change in indemnification asset	(4)		5
Change in estimates relating to pre-acquisition contingencies	(2)		(4)
Other	(3)		—
(Gains) losses and other (income) expense, net		(47)		1
Transaction and integration costs		—		18
Purchase accounting adjustments		—		1
Litigation charges(1)		17		23
Modernization(1)		122		4
Restructuring(1)		15		6
Impairment		577		30
Other		5		2
Total Certain items(1)		$689		$85
(1)    Prior year amounts have been reclassified to conform with our current year presentation.

Segment Adjusted EBITDA

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Vacation Ownership(1)	$868	$848	$883	$20	2%
Exchange & Third-Party Management	91	102	130	(11)	(11%)
Segment Adjusted EBITDA(1)	959	950	1,013	9	1%
General and administrative(1)	(242)	(237)	(273)	(5)	(2%)
Other	34	23	21	11	43%
Adjusted EBITDA(1)	$751	$736	$761	$15	2%
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Segment financial results	$345	$703	$777	$(358)	NM
Depreciation and amortization	106	100	93	6	7%
Share-based compensation expense	9	8	8	1	11%
Amortization of cloud computing amortization implementation costs(1)	5	3	—	2	NM
Certain items	403	34	5	369	NM
Segment Adjusted EBITDA(1)	$868	$848	$883	$20	2%
Segment Adjusted EBITDA Margin(1)	28.3%	28.2%	30.7%	0.1 pts
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
The table below details the components of Certain items for the Vacation Ownership segment financial results for fiscal years 2025 and 2024.

	Fiscal Years
($ in millions)	2025		2024
Gain on disposition of hotel, land, and other	$—		$(7)
Insurance proceeds	(15)		(5)
Change in estimates relating to pre-acquisition contingencies	(2)		(4)
Other	(1)		—
Gains and other income, net		(18)		(16)
Purchase accounting adjustments		—		1
Litigation charges		11		18
Restructuring		15		1
Impairment		395		28
Other		—		2
Total Certain items		$403		$34
Exchange & Third-Party Management

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Segment financial results	$(116)	$69	$93	$(185)	NM
Depreciation and amortization	24	28	31	(4)	(14%)
Share-based compensation expense	2	2	2	—	11%
Certain items	181	3	4	178	NM
Segment Adjusted EBITDA	$91	$102	$130	$(11)	(11%)
Segment Adjusted EBITDA Margin	44.6%	46.1%	52.5%	(1.5 pts)

The table below details the components of Certain items for the Exchange & Third-Party Management segment financial results for fiscal years 2025 and 2024.

	Fiscal Years
($ in millions)	2025	2024
Gains and other income, net	$(1)	$—
Restructuring	—	1
Impairment	182	2
Total Certain items	$181	$3

BUSINESS SEGMENTS
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 19 “Business Segments” to our Financial Statements for further information about our segments.
VACATION OWNERSHIP

	Fiscal Years
($ in millions)	2025	2024	2023
REVENUES
Sale of vacation ownership products	$1,464	$1,448	$1,460
Resort management and other services	633	612	568
Rental	615	605	531
Financing	360	342	322
Cost reimbursements	1,733	1,723	1,587
TOTAL REVENUES	4,805	4,730	4,468
EXPENSES
Cost of vacation ownership products	184	200	224
Marketing and sales	943	919	823
Resort management and other services	291	293	270
Rental	537	498	466
Financing	150	146	113
Royalty fee	113	114	117
Depreciation and amortization	106	100	93
Litigation charges	11	18	12
Restructuring	15	1	—
Impairment	395	28	12
Cost reimbursements	1,733	1,723	1,587
TOTAL EXPENSES	4,478	4,040	3,717
Gains and other income, net	18	16	29
Other	—	(3)	(3)
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$345	$703	$777

Sale of Vacation Ownership Products

	Fiscal Years						2025 vs. 2024
($ in millions)	2025	% of Consolidated Contract Sales, Net of Resales	2024	% of Consolidated Contract Sales, Net of Resales	2023	% of Consolidated Contract Sales, Net of Resales	Change
Consolidated contract sales	$1,762		$1,813		$1,772		$(51)	(3%)
Joint venture contract sales	16		16		28		—	(1%)
Total contract sales	1,778		1,829		1,800		(51)	(3%)
Less:
Resales contract sales	(29)		(38)		(42)		9
Joint venture contract sales	(16)		(16)		(28)		—
Consolidated contract sales, net of resales	1,733		1,775		1,730		(42)	(2%)
Plus:
Settlement revenue	41	2%	38	2%	39	2%	3
Resales revenue	16	1%	19	1%	22	1%	(3)
Revenue recognition adjustments:
Reportability	1	—%	(2)	—%	3	—%	3
Sales reserve	(222)	(13%)	(278)	(16%)	(232)	(13%)	56
Other(1)	(105)	(6%)	(104)	(6%)	(102)	(6%)	(1)
Sale of vacation ownership products	$1,464	84%	$1,448	82%	$1,460	84%	$16	1%

VPG	3,794		3,911		4,088		(117)	(3%)
Tours	431,974		432,716		405,825		(742)	—%
Financing propensity	56.7%		55.9%		58.1%		0.8 pts
Average FICO Score(2)	740		737		735
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
2025 Compared to 2024
The increase in Sale of vacation ownership products was primarily due to a decrease in our sales reserve reflecting the $70 million sales reserve adjustment (the “additional sales reserve”) recorded in the second quarter of 2024, which did not recur in 2025. Lower contract sales were partially offset by higher revenue reportability and financing propensity in 2025. First time buyer contract sales were flat on 1% higher tours. Owner contract sales declined 4% on lower VPG and tours.
Excluding the impact of the additional sales reserve recorded in the second quarter of 2024, our sales reserve as a percent of contract sales in 2025 is approximately 110 basis points higher than the prior year, reflecting our expectation that future defaults will be higher than those experienced prior to 2023. While our delinquency rates at December 31, 2025 have declined approximately 100 basis points compared to December 31, 2024, we do not expect to lower the sales reserve for new originations until we have sufficient, sustained evidence of continued improvement in delinquency and default rates.

Development Profit

	Fiscal Years						2025 vs. 2024
($ in millions)	2025	% of Revenue	2024	% of Revenue	2023	% of Revenue	Change
Sale of vacation ownership products	$1,464		$1,448		$1,460		$16	1%
Cost of vacation ownership products	(184)	13%	(200)	14%	(224)	15%	16	8%
Marketing and sales	(943)	64%	(919)	63%	(823)	56%	(24)	(3%)
Development profit	$337		$329		$413		$8	2%
Development profit margin	23.0%		22.7%		28.3%		0.3 pts
2025 Compared to 2024
The increase in Development profit was due to the following:
•higher Sale of vacation ownership products (discussed above); and
•lower Cost of vacation ownership products due to the $13 million favorable impact of the additional sales reserve in 2024 partially offset by the sale of higher average cost inventory.
These were partially offset by:
•higher marketing and sales costs due to:
•$10 million of higher costs for occupancy used for previews;
•$8 million of higher marketing and other costs; and
•$6 million of higher salaries, wages and benefits for sales executives, including variable compensation.
Excluding the favorable impact of the additional sales reserve in 2024, both Cost of vacation ownership products and Cost of vacation ownership products as a percentage of sales were flat.
Excluding the impact of the additional sales reserve in 2024, Development profit decreased $49 million and Development profit margin decreased approximately 240 basis points in 2025.
Resort Management and Other Services Revenues, Expenses and Profit

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Management fee revenues	$221	$207	$180	$14	7%
Ancillary revenues	273	266	252	7	2%
Other management and exchange revenues	139	139	136	—	—%
Resort management and other services revenues	633	612	568	21	3%
Resort management and other services expenses	(291)	(293)	(270)	2	1%
Resort management and other services profit	$342	$319	$298	$23	7%
Resort management and other services profit margin	54.1%	52.1%	52.4%	2.0 pts
Resort occupancy(1)	89.2%	89.8%	88.1%	(0.6 pts)
(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
2025 Compared to 2024
The increase in Resort management and other services profit reflects $16 million of higher management and exchange profit reflecting continued growth in revenues and operating efficiencies, and $7 million of higher ancillary profit.

Rental Revenues, Expenses and Margin

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Rental revenues	$615	$605	$531	$10	2%
Rental expenses	(537)	(498)	(466)	(39)	(8%)
Rental profit	$78	$107	$65	$(29)	(27%)
Rental profit margin	12.7%	17.6%	12.4%	(4.9 pts)

Transient keys rented(1)	2,236,229	2,172,529	2,072,590	63,700	3%
Average transient key rate	$258	$257	$269	$1	—%
Rental occupancy(2)	72.0%	72.3%	68.2%	(0.3 pts)
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
2025 Compared to 2024
Rental profit declined due to:
•$23 million of lower plus point revenue resulting from the non-recurring impact of sales incentive programs put in place during the COVID pandemic, which increased the amount of plus points issued and lengthened the use period through the end of 2024, resulting in higher non-recurring revenues in 2024;
•$13 million of higher unsold maintenance fees associated with developer-owned inventory;
•$17 million of higher marketing, variable and other costs; and
•$2 million of increased costs due to higher owner utilization of third-party vacation offerings.
These amounts are partially offset by:
•$16 million increase in transient rental revenues; and
•$10 million increase in costs allocated to marketing and sales expense for occupancy used for previews.
Rental revenues and Rental expenses are both $17 million higher due to the year over year change in the amount reclassified for costs in excess of rental revenues for developer-owned inventory which is registered and held for sale.
Financing Revenues, Expenses and Margin

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Financing revenues	$360	$342	$322	$18	5%
Financing expenses	(44)	(41)	(36)	(3)	(9%)
Consumer financing interest expense	(106)	(105)	(77)	(1)	—%
Financing profit	$210	$196	$209	$14	7%
Financing profit margin	58.3%	57.4%	64.9%	0.9 pts
Financing propensity	56.7%	55.9%	58.1%	0.8 pts
2025 Compared to 2024
•Financing revenues reflect higher interest income as a result of a higher average notes receivable balance.
•The increase in financing expense is primarily attributed to higher credit card fees, partially offset by lower operating costs, including those resulting from our cost savings initiatives implemented in the third quarter of 2025.

Litigation Charges

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Litigation charges	$11	$18	$12	$(7)	(38%)
2025 Compared to 2024
During 2025 and 2024, litigation charges relate primarily to certain resorts in Europe, as well as a land disposition in the U.S. during 2024.
Restructuring Charges

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Restructuring	$15	$1	$—	$14	NM
2025 Compared to 2024
During 2025, we recorded $15 million of restructuring costs, all of which related to the strategy change in our Asia Pacific business, consisting of $10 million for the cancellation of a purchase commitment for 26 vacation ownership units in Bali ($8 million related to the write-off of progress payments and $2 million for the contract termination fee) and $5 million of severance.
Impairment

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Impairment	$395	$28	$12	$367	NM
During 2025, we recorded non-cash impairment charges of $395 million related to our development strategy change including:
•$160 million to write down the basis of certain non-core Property and equipment and Other assets identified for disposition to their estimated fair values;
•$131 million related to decisions to forego build out of future phases of existing resorts primarily attributed to the fact that the book values of these assets include the historical allocations of common costs incurred when we built the infrastructure of these resorts;
•$75 million to write down the value of vacation ownership interests related to Legacy-Welk reflecting a further elongated pace of sales at a higher marketing and selling cost as the Hyatt-branded vacation ownership business continues to underperform expectations;
•$27 million for the impairment of vacation ownership units in Khao Lak, Thailand classified in Inventory due to the change in strategy for the in Asia Pacific region which elongated the pace of sales and changes in our marketing approach; and
•$2 million for the impairment of inventory in an equity method investment.
During 2024, we recorded non-cash impairment charges of $28 million related to Legacy-Welk inventory. The impairment charge reflects an elongated pace of sales at a higher marketing and selling cost than the estimates used in purchase accounting when we acquired the inventory.

Gains and Other Income

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Gains and other income, net	$18	$16	$29	$2	NM
During 2025 we benefited from $15 million of proceeds from service interruption insurance relating to the Maui wildfires, a $2 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and $1 million of other miscellaneous gains.
During 2024 we benefited from $6 million of gains on the disposition of excess real estate, $5 million related to the receipt of business interruption insurance proceeds, a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and $1 million of other miscellaneous gains.
EXCHANGE & THIRD-PARTY MANAGEMENT
Our Exchange & Third-Party Management segment is comprised of the Interval International and Aqua-Aston businesses.

	Fiscal Years
($ in millions)	2025	2024	2023
REVENUES
Management and exchange	$170	$182	$206
Rental	35	40	40
Cost reimbursements	8	9	16
TOTAL REVENUES	213	231	262
EXPENSES
Management and exchange	117	122	118
Depreciation and amortization	24	28	31
Litigation charges	—	—	1
Restructuring	—	1	—
Impairment	182	2	4
Cost reimbursements	8	9	16
TOTAL EXPENSES	331	162	170
Gains and other income, net	1	—	1
Other	1	—	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(116)	$69	$93
Management and Exchange Profit

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Management and exchange revenue	$170	$182	$206	$(12)	(7%)
Management and exchange expense	(117)	(122)	(118)	5	4%
Management and exchange profit	$53	$60	$88	$(7)	(12%)
Management and exchange profit margin	31.3%	33.2%	42.5%	(1.9 pts)
2025 Compared to 2024
•Interval International management and exchange revenues declined $6 million primarily due to 9% lower exchange transaction volume, partially offset by a 6% increase in average exchange fees.
•Management and exchange revenue reflects a $4 million decline in Aqua-Aston management revenues resulting from fewer available nights for rent and a lower average daily rate in the Hawaii market.

•Management and exchange revenue declined $2 million as a result of the sale of an immaterial subsidiary in the second quarter of 2024.
•The decrease in management and exchange expenses was primarily attributable to lower wages and benefits and other costs.
Rental Revenues

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Rental revenues	$35	$40	$40	$(5)	(12%)
2025 Compared to 2024
The decrease in rental revenues reflects a 15% decrease in transaction volume, partially offset by a 9% increase in average fees per transaction.
Impairment

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Impairment	$182	$2	$4	$180	NM
2025 Compared to 2024
In 2025, we recorded a non-cash impairment of $182 million primarily to write down the value of our goodwill ($159 million) as a result of (i) the change in expected future operating results based on a sustained decline in operating performance in comparison to prior expectations; and (ii) the impact of market factors, including a decline in our stock price and market capitalization. In addition, we recorded a $21 million non-cash impairment to write down the value of trade names which was primarily attributed to the decline in estimated future revenues of each of the related businesses and a $2 million impairment related to an operating lease and related assets. See Footnote 10 “Goodwill” and Footnote 11 “Intangible Assets” to our Financial Statements for additional information.

CORPORATE AND OTHER
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from the Consolidated Property Owners’ Associations.

	Fiscal Years
($ in millions)	2025	2024	2023
REVENUES
Resort management and other services	$57	$49	$39
Cost reimbursements	(43)	(43)	(42)
TOTAL REVENUES	14	6	(3)
EXPENSES
Resort management and other services	68	67	54
Rental	(14)	(17)	(14)
General and administrative	242	237	273
Depreciation and amortization	19	18	11
Litigation charges(1)	6	5	—
Modernization(1)	122	4	—
Restructuring(1)	—	4	6
Impairment	—	—	16
Cost reimbursements	(43)	(43)	(42)
TOTAL EXPENSES	400	275	304
Gains (losses) and other income (expense), net	28	(17)	17
Interest expense, net	(169)	(162)	(145)
Transaction and integration costs	—	(18)	(37)
Other	(1)	—	—
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(528)	(466)	(472)
Provision for income taxes	(8)	(89)	(146)
Net (income) loss attributable to noncontrolling interests	(1)	1	2
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(537)	$(554)	$(616)
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
General and Administrative

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
General and administrative	$242	$237	$273	$5	2%
2025 Compared to 2024
The increase in General and administrative expenses is attributed to $27 million of higher wages, benefits and variable compensation and $6 million of severance for our former chief executive officer, partially offset by $8 million of net savings from outsourcing certain finance and accounting and human resources functions, $7 million of lower insurance, $4 million of lower consulting costs and $9 million of other individually insignificant cost reductions.

Litigation Charges

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Litigation charges(1)	$6	$5	$—	$1	3%
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
2025 Compared to 2024
Litigation charges during 2025 and 2024 relate to a dispute with a service provider.
Modernization Charges

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Modernization(1)	$122	$4	$—	$118	NM
(1)    Prior year amounts have been reclassified to conform with our current year presentation.
2025 Compared to 2024
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. The Strategic Business Operations office was created to modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead.
2025 Modernization charges related to:
•$87 million of advisory services;
•$18 million for the partial outsourcing of corporate overhead functions;
•$12 million for technology; and
•$5 million related to other initiatives.
In the third quarter of 2025, we outsourced a portion of our human resources and finance and accounting functions to third-party service providers, which we expect will result in annual cost savings of approximately $20 million that will be reflected in multiple expense lines on our income statements.
We expect to incur non-recurring expenses of approximately $100 million in 2026 related to these modernization initiatives.
Gains (Losses) and Other Income (Expense)

	Fiscal Years			2025 vs. 2024
($ in millions)	2025	2024	2023	Change
Gains (losses) and other income (expense), net	$28	$(17)	$17	$45	NM
In 2025, we recorded $22 million of foreign currency translation gains, a $4 million increase in the receivable from Marriott International for indemnified tax matters, $1 million of insurance proceeds, and $1 million of other gains.
In 2024, we recorded $12 million of foreign currency translation losses and a $5 million reduction in the receivable from Marriott International for indemnified tax matters.
Income Tax

	Fiscal Years
($ in millions)	2025	2024	2023
Provision for income taxes	$(8)	$(89)	$(146)
Effective tax rate	(2.8%)	29.0%	36.5%
2025 Compared to 2024
The decrease in income tax expense for 2025 primarily reflects losses before income taxes and noncontrolling interests, as well as the establishment of valuation allowances on certain deferred tax assets. The decrease was further driven by the absence of the tax expense recognized in 2024 related to the removal of our permanent reinvestment assertion for earnings in certain non-U.S. entities, partially offset by tax benefits associated with 2025 restructuring activity. These decreases were partially offset by the impact of certain state and federal permanent differences and the absence of a benefit recognized in 2024 related to changes in uncertain tax positions.
Timing of Estimated Tax Payments
As part of the federal tax relief provided by the Internal Revenue Service for businesses in areas of Florida affected by hurricanes during 2024, we were permitted to defer certain federal income tax payments without incurring interest or penalties. As a result, we deferred $38 million of estimated tax payments from 2024 to 2025. Similarly, in 2024, under comparable relief measures related to hurricanes in 2023, we deferred $32 million of estimated tax payments from 2023 to 2024. In addition, in 2023, under similar circumstances, we deferred $45 million of estimated tax payments from 2022 to 2023. None of our 2025 estimated tax payments were deferred into 2026.
Refer to Footnote 4 “Income Taxes” for additional information.
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Fiscal Years
($ in millions)	2025	2024	2023
REVENUES
Resort management and other services	$57	$49	$39
Cost reimbursements	(43)	(43)	(42)
TOTAL REVENUES	14	6	(3)
EXPENSES
Resort management and other services	68	67	54
Rental	(14)	(17)	(14)
Cost reimbursements	(43)	(43)	(42)
TOTAL EXPENSES	11	7	(2)
Interest expense, net	—	1	1
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	3	—	—
Provision for income taxes	(1)	(1)	(1)
Net (income) loss attributable to noncontrolling interests	(1)	1	2
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1	$—	$1
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
At December 31, 2025, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 4.2, a manageable leverage level, and we remain focused on reducing this ratio over time.
Subsequent to the end of 2025, we used the proceeds from the 2033 Notes to repay our 2026 Convertible Notes upon maturity. See Footnote 15 “Debt” to our Financial Statements for further information related to maturities of our debt.

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
Typically, we receive cash at inception of the term securitization transaction for the amount of notes issued less fees and monies held in reserve and we receive cash during the life of the transaction in amounts reflecting the excess spread of interest received on the related vacation ownership notes receivable less the interest payable on the ABS securities, less administrative fees and amounts from related vacation ownership notes receivable that default. Loan defaults under securitizations offset a portion of the excess spread we receive, on a monthly basis. We completed two term securitization transactions in 2025 resulting in net proceeds of $908 million.
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During 2025, and as of December 31, 2025, no securitized vacation ownership notes receivable pools were out of compliance with their respective required parameters. As of December 31, 2025, we had 12 term securitization transactions outstanding. Since 2000, we have issued approximately $10.7 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. During 2025, we amended certain agreements associated with our Warehouse Credit Facility, which among other things extended the revolving period from June 11, 2026 to June 11, 2027. At December 31, 2025, no borrowings were outstanding on our Warehouse Credit Facility.
As of December 31, 2025, $176 million of gross vacation ownership notes receivable were eligible for securitization. See Footnote 14 “Securitized Debt” and Footnote 18 “Variable Interest Entities” for further information on these facilities.
Issuance of Senior Unsecured Notes
During the third quarter of 2025, we issued the 2033 Notes with an aggregate principal amount of $575 million and we received net proceeds of $567 million from the offering, after deducting the underwriting fees and transaction expenses. We used the net proceeds to repay our 2026 Convertible Notes due in January 2026.
Corporate Credit Facility
During 2025, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which, among other things, increased the borrowing capacity on our Revolving Corporate Credit Facility from $750 million to $800 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. The Amendment also extended the termination date from March 31, 2027 to March 24, 2030, reduced certain fees and interest costs, and increased the letter of credit sub-facility of the Revolving Corporate Credit Facility from $75 million to $150 million. At December 31, 2025, no borrowings and $13 million of letters of credit were outstanding under our Revolving Corporate Credit Facility. See Footnote 15 “Debt” to our Financial Statements for more information pertaining to this facility.
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
Operations
In addition to net income or loss and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending (In Excess of) Less Than Cost of Sales

	Fiscal Years
($ in millions)	2025	2024	2023
Inventory spending	$(111)	$(183)	$(89)
Purchase and development of property for future transfer to inventory	(140)	(10)	(27)
Inventory costs	136	150	176
Inventory spending (in excess of) less than cost of sales	$(115)	$(43)	$60
We plan to restrict our new inventory spending to capital efficient arrangements where our cash outlay coincides with start of sales, as well as low-cost reacquired inventory. Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons for repurchasing inventory, we expect these repurchases will help stabilize the future cost of our vacation ownership products. In 2025, we fulfilled existing commitments to purchase property in Waikiki and Thailand.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Fiscal Years
($ in millions)	2025	2024	2023
Vacation ownership notes receivable collections — non-securitized	$160	$111	$152
Vacation ownership notes receivable collections — securitized	519	521	444
Vacation ownership notes receivable originations	(1,030)	(1,015)	(987)
Vacation ownership notes receivable collections less than originations	$(351)	$(383)	$(391)
Vacation ownership notes receivable collections were less than originations in 2025, 2024 and 2023 due to the growth of our vacation ownership notes receivable portfolio.

Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the year ended December 31, 2025	1,004,613	61	61.26
As of December 31, 2025	26,795,163	$2,522	$94.12
See Footnote 16 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of our common stock during the year ended December 31, 2025 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 6, 2024	December 19, 2024	January 3, 2025	$0.79
February 20, 2025	March 5, 2025	March 19, 2025	$0.79
May 12, 2025	May 23, 2025	June 6, 2025	$0.79
September 3, 2025	September 17, 2025	October 1, 2025	$0.79
On December 12, 2025, our Board of Directors declared a quarterly dividend of $0.80 per share that was paid subsequent to the end of 2025, on January 7, 2026, to stockholders of record as of December 24, 2025.
Subsequent to the end of 2025, on February 19, 2026, our Board of Directors declared a quarterly dividend of $0.80 per share to be paid on March 18, 2026 to stockholders of record as of March 4, 2026.
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of December 31, 2025:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt(1)	$4,091	$727	$1,186	$694	$1,484
Securitized debt(1)(2)	2,822	287	556	523	1,456
Purchase obligations(3)	626	204	333	70	19
Operating lease obligations(4)	84	23	28	17	16
Finance lease obligations(4)	522	18	30	26	448
Other long-term obligations	33	31	2	—	—
	$8,178	$1,290	$2,135	$1,330	$3,423
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
The following tables present consolidating financial information as of December 31, 2025, and for the fiscal year ended December 31, 2025, for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Balance Sheet

	As of December 31, 2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Cash and cash equivalents	$135	$70	$69	$132	$—	$406
Restricted cash	—	21	145	161	—	327
Accounts and contracts receivable, net	21	135	166	117	(11)	428
Vacation ownership notes receivable, net	—	251	192	2,122	—	2,565
Inventory	—	324	231	137	—	692
Property and equipment, net	—	252	593	105	—	950
Goodwill	—	—	2,958	—	—	2,958
Intangibles, net	—	—	683	28	—	711
Investments in subsidiaries	2,894	3,592	—	—	(6,486)	—
Other	180	155	323	191	(129)	720
Total assets	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

Accounts payable	$91	$45	$144	$79	$(1)	$358
Advance deposits	—	72	73	18	—	163
Accrued liabilities	1	130	123	124	(2)	376
Deferred revenue and other	—	11	157	212	(9)	371
Payroll and benefits liability	1	109	74	34	—	218
Deferred compensation liability	—	165	55	5	—	225
Securitized debt, net	—	—	—	2,173	(27)	2,146
Debt, net	1,144	2,210	179	1	—	3,534
Other	—	5	113	24	—	142
Deferred taxes	—	105	209	18	(101)	231
MVW stockholders' equity	1,993	1,948	4,233	305	(6,486)	1,993
Noncontrolling interests	—	—	—	—	—	—
Total liabilities and equity	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

Condensed Consolidating Statement of Income

	2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$1,086	$2,798	$1,192	$(44)	$5,032
Expenses	(44)	(1,396)	(2,906)	(1,029)	44	(5,331)
Benefit from (provision for) income taxes	12	87	(49)	(58)	—	(8)
Equity in net income (loss) of subsidiaries	(276)	129	—	—	147	—
Net loss	(308)	(94)	(157)	105	147	(307)
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net loss attributable to common stockholders	$(308)	$(94)	$(157)	$104	$147	$(308)
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
See Footnote 2 “Summary of Significant Accounting Policies” to our Financial Statements for further information related to our critical accounting policies and estimates, which are as follows:
•Revenue recognition, including how we recognize revenue under ASC Topic 606 “Revenue from Contracts with Customers” for the sale of vacation ownership products, including our estimates of the sales reserve (variable consideration). Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on originated vacation ownership notes receivable and can increase or decrease revenue. See Footnote 5 “Vacation Ownership Notes Receivable” to our Financial Statements for further information on our assessments of our originated vacation ownership notes receivable reserve.
•Inventories and cost of vacation ownership products, which require estimation of future revenues (including pricing assumptions) and product costs to apply a relative sales value method specific to the vacation ownership industry and how we evaluate the fair value of our vacation ownership inventory. See Footnote 20 “Restructuring and Impairment” to our Financial Statements for further information.
•Valuation of property and equipment, including when we record impairment losses. See Footnote 20 “Restructuring and Impairment” to our Financial Statements for further information.
•Valuation of goodwill and other intangible assets, including how we determine the fair value of goodwill and our other intangible assets and reporting units, and how we determine when an impairment loss should be recorded. See Footnote 10 “Goodwill” and Footnote 11 “Intangible Assets” to our Financial Statements for further information.
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
We are exposed to interest rate risk through borrowings on our Warehouse Credit Facility and our Corporate Credit Facility, which includes our Revolving Corporate Credit Facility and our Term Loan, as these facilities bear interest at variable rates. All other interest bearing debt, including securitized debt, incurs interest at fixed rates. Changes in interest rates also impact the fair value of our fixed-rate vacation ownership notes receivable and our fixed-rate debt. We typically issue securitized debt backed by consumer loans twice a year. To the extent interest rates are higher relative to the interest rates in our financing programs on our loans being securitized at the time of a transaction, the excess spread we realize over the life of a securitization will be lower. While we adjust interest rates on our financing programs from time to time, such changes are typically not made in lockstep with the timing and magnitude of changes in broader market rates.
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps that fix a portion of our variable-rate debt. At December 31, 2025, after considering the impact of our interest rate swap agreement and excluding finance leases, the interest rate applicable to 85% (approximately $2.9 billion) of our total corporate debt, was effectively fixed and the interest rate applicable to the remaining 15% (approximately $488 million) was variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at December 31, 2025 would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 15 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at December 31, 2025 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of December 31, 2025 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		2026	2027	2028	2029	2030	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.9%	$107	$80	$72	$61	$48	$297	$665	$670
Vacation ownership notes receivable — securitized	13.4%	$163	$168	$169	$169	$171	$1,060	$1,900	$1,975
Contracts receivable for financed VOI sales, net	12.9%	$4	$5	$5	$6	$7	$68	$95	$95
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized debt	4.8%	$(185)	$(189)	$(192)	$(191)	$(193)	$(1,223)	$(2,173)	$(2,196)
Term Loan	6.0%	$(8)	$(8)	$(8)	$(8)	$(8)	$(748)	$(788)	$(788)
Senior Notes
2028 Notes	4.8%	$—	$—	$(350)	$—	$—	$—	$(350)	$(346)
2029 Notes	4.5%	$—	$—	$—	$(500)	$—	$—	$(500)	$(479)
2033 Notes	6.5%	$—	$—	$—	$—	$—	$(575)	$(575)	$(553)
2026 Convertible Notes	0.0%	$(575)	$—	$—	$—	$—	$—	$(575)	$(564)
2027 Convertible Notes	3.3%	$—	$(575)	$—	$—	$—	$—	$(575)	$(548)

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
We have audited Marriott Vacations Worldwide Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marriott Vacations Worldwide Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Marriott Vacations Worldwide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott Vacations Worldwide Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
At December 31, 2025, the balance of Goodwill was $2,958 million. During the year ended December 31, 2025, the Company recorded a goodwill impairment charge of $159 million. As discussed in Notes 2 and 10 to the consolidated financial statements, the Company performs an annual review for potential impairment of the carrying value of goodwill in the fourth quarter, or more frequently if events or circumstances indicate a possible impairment. The Company’s goodwill is tested for impairment at the reporting unit level.

Auditing the Company’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates for the reporting units were sensitive to significant assumptions including projections of revenues, EBITDA margin, and discount rate. These significant assumptions are forward-looking and could be affected by company-specific, market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the reporting units, including management’s review of the valuation model and the significant assumptions used in the valuation.
To test the estimated fair value of the reporting units, we performed audit procedures that included, among others, evaluating the valuation methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by the Company to current industry and economic trends, the Company’s historical results and other guideline companies within the same industry. We also performed sensitivity analyses on the significant assumptions described above to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We involved our valuation specialists to assist in our evaluation of the Company’s valuation methodologies and significant assumptions discussed above.

Cost of Vacation Ownership Products

Description of the Matter
The Company’s cost of vacation ownership products was $184 million for the year ended December 31, 2025. As discussed in Note 2 to the consolidated financial statements, the Company accounts for the cost of vacation ownership products utilizing the relative sales value method in accordance with the authoritative guidance for accounting for real estate time-sharing transactions. Changes in estimates used in applying the relative sales value method are recognized in the period that the changes occur.

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

Originated Vacation Ownership Notes Receivable Reserve

Description of the Matter
As of December 31, 2025, the Company’s originated vacation ownership notes receivable reserve was $527 million. As discussed in Notes 2 and 5 to the consolidated financial statements, for originated notes, the Company records the difference between the vacation ownership note receivable and variable consideration included in the transaction price for the sale of the related vacation ownership products as a reserve on the Company’s originated vacation ownership notes receivable. The estimate of the variable consideration for originated vacation ownership notes receivable is based on default rates that are an output of the Company’s static pool analyses and the estimates regarding future defaults.
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
To test the originated vacation ownership notes receivable reserve, we performed audit procedures that included, among others, assessing the methodology used, evaluating the assumptions regarding future default rates as discussed above, and testing the completeness and accuracy of the static pool analyses, including the significant inputs to the analyses. For example, we agreed inputs to the static pool analyses to historical data and source documentation. In addition, we recalculated the resulting originated vacation ownership notes receivable reserve recognized by the Company. We also compared the assumptions regarding future defaults to the Company’s historical and current default rates and performed a retrospective review of the defaults projected from the analyses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Orlando, Florida
February 27, 2026

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2025, 2024 and 2023
(In millions, except per share amounts)

	2025	2024	2023
REVENUES
Sale of vacation ownership products	$1,464	$1,448	$1,460
Management and exchange	860	843	813
Rental	650	645	571
Financing	360	342	322
Cost reimbursements	1,698	1,689	1,561
TOTAL REVENUES	5,032	4,967	4,727
EXPENSES
Cost of vacation ownership products	184	200	224
Marketing and sales	943	919	823
Management and exchange	476	482	442
Rental	523	481	452
Financing	150	146	113
Royalty fee	113	114	117
General and administrative	242	237	273
Depreciation and amortization	149	146	135
Litigation charges	17	23	13
Modernization	122	4	—
Restructuring	15	6	6
Impairment	577	30	32
Cost reimbursements	1,698	1,689	1,561
TOTAL EXPENSES	5,209	4,477	4,191
Gains (losses) and other income (expense), net	47	(1)	47
Interest expense, net	(169)	(162)	(145)
Transaction and integration costs	—	(18)	(37)
Other	—	(3)	(3)
(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(299)	306	398
Provision for income taxes	(8)	(89)	(146)
NET (LOSS) INCOME	(307)	217	252
Net (income) loss attributable to noncontrolling interests	(1)	1	2
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(308)	$218	$254

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(8.84)	$6.16	$6.96
Diluted	$(8.84)	$5.61	$6.28
CASH DIVIDENDS DECLARED PER SHARE	$3.17	$3.07	$2.92

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2025, 2024 and 2023
(In millions)

	2025	2024	2023
NET (LOSS) INCOME	$(307)	$217	$252

Foreign currency translation adjustments	(3)	(21)	11
Derivative instrument adjustment, net of tax	—	(3)	(10)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(3)	(24)	1

Net (income) loss attributable to noncontrolling interests	(1)	1	2
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	1	2

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(311)	$194	$255

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2025 and 2024
(In millions, except share and per share data)

	2025	2024
ASSETS
Cash and cash equivalents	$406	$197
Restricted cash (including $81 and $82 from VIEs, respectively)	327	331
Accounts and contracts receivable, net (including $15 and $16 from VIEs, respectively)	428	387
Vacation ownership notes receivable, net (including $1,900 and $1,917 from VIEs, respectively)	2,565	2,440
Inventory	692	735
Property and equipment, net	950	1,170
Goodwill	2,958	3,117
Intangibles, net	711	790
Other (including $168 and $131 from VIEs, respectively)	720	641
TOTAL ASSETS	$9,757	$9,808

LIABILITIES AND EQUITY
Accounts payable	$358	$343
Advance deposits	163	162
Accrued liabilities (including $4 and $4 from VIEs, respectively)	376	384
Deferred revenue and other	371	354
Payroll and benefits liability	218	220
Deferred compensation liability	225	195
Securitized debt, net (including $2,173 and $2,163 from VIEs, respectively)	2,146	2,136
Debt, net	3,534	3,089
Other	142	139
Deferred taxes	231	345
TOTAL LIABILITIES	7,764	7,367
Contingencies and commitments (Note 12)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,891,531 and 75,852,678 shares issued, respectively	1	1
Treasury stock — at cost; 41,767,498 and 40,974,753 shares, respectively	(2,427)	(2,378)
Additional paid-in capital	3,996	3,975
Accumulated other comprehensive income	(11)	(8)
Retained earnings	434	852
TOTAL MVW STOCKHOLDERS' EQUITY	1,993	2,442
Noncontrolling interests	—	(1)
TOTAL EQUITY	1,993	2,441
TOTAL LIABILITIES AND EQUITY	$9,757	$9,808
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2025, 2024 and 2023
(In millions)

	2025	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(307)	$217	$252
Adjustments to reconcile net (loss) income to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	149	146	135
Amortization of debt discount and issuance costs	24	26	23
Vacation ownership notes receivable reserve	222	279	230
Share-based compensation	38	33	31
Impairment	577	30	30
Gains and other income, net	—	(5)	(6)
Foreign currency remeasurement (gain) loss	(22)	13	(6)
Deferred income taxes	(103)	38	(64)
Net change in assets and liabilities:
Accounts and contracts receivable	(40)	(16)	(105)
Vacation ownership notes receivable originations	(1,030)	(1,015)	(987)
Vacation ownership notes receivable collections	679	632	596
Inventory	27	(33)	87
Other assets	(56)	(23)	(44)
Accounts payable, advance deposits and accrued liabilities	(5)	9	1
Deferred revenue and other	15	(27)	34
Payroll and benefit liabilities	(2)	16	(46)
Deferred compensation liability	7	11	15
Other liabilities	(3)	(109)	78
Purchase and development of property for future transfer to inventory	(140)	(10)	(27)
Other, net	(2)	(7)	5
Net cash, cash equivalents, and restricted cash provided by operating activities	28	205	232
INVESTING ACTIVITIES
Capital expenditures for property and equipment (excluding inventory)	(57)	(57)	(118)
Purchase of company owned life insurance	(16)	(16)	(10)
Purchase and development of property for future sale	—	(50)	—
Dispositions, net	3	8	16
Net cash, cash equivalents, and restricted cash used in investing activities	(70)	(115)	(112)
Continued
See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years 2025, 2024 and 2023
(In millions)

	2025	2024	2023
FINANCING ACTIVITIES
Borrowings from securitization transactions	1,397	1,324	1,492
Repayment of debt related to securitization transactions	(1,387)	(1,282)	(1,331)
Proceeds from debt	1,740	2,135	1,070
Repayments of debt	(1,298)	(2,107)	(1,221)
Finance lease incentive	—	—	10
Finance lease payment	(7)	(6)	(5)
Payment of debt and securitized debt issuance costs	(26)	(25)	(12)
Repurchase of common stock	(61)	(56)	(286)
Payment of dividends	(110)	(107)	(106)
Payment of withholding taxes on vesting of restricted stock units	(7)	(8)	(12)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	241	(132)	(401)
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	6	(4)	1
Change in cash, cash equivalents, and restricted cash	205	(46)	(280)
Cash, cash equivalents, and restricted cash, beginning of year	528	574	854
Cash, cash equivalents, and restricted cash, end of year	$733	$528	$574

SUPPLEMENTAL DISCLOSURES
Non-cash transfer from inventory to property and equipment	$1	$21	$12
Non-cash transfer from property and equipment to inventory	19	93	57
Non-cash transfer from property and equipment to other assets	54	52	—
Non-cash transfer from other assets to property and equipment	59	—	—
Non-cash issuance of treasury stock for employee stock purchase plan	5	5	5

Dividends payable	27	28	27
Interest paid, net of amounts capitalized	237	247	204
Income taxes paid, net of refunds	143	133	141

See Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years 2025, 2024 and 2023
(In millions)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Non-controlling Interests	Total Equity

75.7	BALANCE AT YEAR-END 2022	$1	$(2,054)	$3,941	$15	$593	$2,496	$2	$2,498
—	Net income (loss)	—	—	—	—	254	254	(2)	252
—	Foreign currency translation adjustments	—	—	—	11	—	11	—	11
—	Derivative instrument adjustment	—	—	—	(10)	—	(10)	—	(10)
0.1	Share-based compensation plans	—	8	14	—	—	22	—	22
—	Repurchase of common stock	—	(286)	—	—	—	(286)	—	(286)
—	Dividends	—	—	—	—	(105)	(105)	—	(105)
75.8	BALANCE AT YEAR-END 2023	1	(2,332)	3,955	16	742	2,382	—	2,382
—	Net income (loss)	—	—	—	—	218	218	(1)	217
—	Foreign currency translation adjustments	—	—	—	(21)	—	(21)	—	(21)
—	Derivative instrument adjustment	—	—	—	(3)	—	(3)	—	(3)
0.1	Share-based compensation plans	—	10	20	—	—	30	—	30
—	Repurchase of common stock	—	(56)	—	—	—	(56)	—	(56)
—	Dividends	—	—	—	—	(108)	(108)	—	(108)
75.9	BALANCE AT YEAR-END 2024	1	(2,378)	3,975	(8)	852	2,442	(1)	2,441
—	Net (loss) income	—	—	—	—	(308)	(308)	1	(307)
—	Foreign currency translation adjustments	—	—	—	(3)	—	(3)	—	(3)
—	Share-based compensation plans	—	12	21	—	—	33	—	33
—	Repurchase of common stock	—	(61)	—	—	—	(61)	—	(61)
—	Dividends	—	—	—	—	(110)	(110)	—	(110)
75.9	BALANCE AT YEAR-END 2025	$1	$(2,427)	$3,996	$(11)	$434	$1,993	$—	$1,993
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
Reclassifications
For the year ended December 31, 2025, we separately presented Modernization expense in our Income Statements. As a result, prior year amounts were reclassified from Restructuring expense to conform to the current year presentation. Additionally during the year ended December 31, 2025, we reclassified $6 million of certain amounts related to ongoing litigation from General and administrative expense to Litigation charges in order to conform our 2024 results with our current year presentation.
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
Our assessment of collectability of the transaction price for sales of vacation ownership products is aligned with our credit granting policies for financed contracts. In determining the consideration to which we expect to be entitled for financed contracts, we include estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the customer class and the results of our static pool analyses, which primarily rely on historical payment data by customer class. We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the VOI they have acquired. Variable consideration which has not been included within the transaction price is presented as a reserve on contracts receivable or vacation ownership notes receivable. Revisions to estimates of variable consideration from the sale of vacation ownership products impact the reserve on contracts receivable and originated vacation ownership notes receivable and can increase or decrease revenue. Revenues were reduced during 2025 by $10 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods. Additionally, revenues were reduced during 2024 and 2023 by $68 million and $69 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods due to the increase in our reserve for originated vacation ownership notes receivable.
See Footnote 5 “Vacation Ownership Notes Receivable” for additional information on our reserve for vacation ownership notes receivable and adjustments recorded for the years presented.
In addition, we account for cash incentives provided to customers as a reduction of the transaction price. Refer to “Arrangements with Multiple Performance Obligations” below for a description of our methods of allocating transaction price to each performance obligation.
We recognize revenues from the sale of vacation ownership products when control of the vacation ownership product is transferred to the customer and the transaction price is deemed collectible, which typically correlates to expiration of the statutory rescission period.
At the time at which we recognize revenue for VOIs, we temporarily record a contract receivable for both cash contracts and financed contracts, until the time at which we collect the cash or originate a vacation ownership note receivable, which occurs at closing.

Revenue for plus points is recorded as Deferred revenue and other on our Balance Sheets at closing and is recognized as rental revenue upon transfer of control to the customer, which typically occurs upon delivery of the incentive, or at the point in time when the incentive is redeemed. For incentives provided by third parties (i.e. Marriott Bonvoy points, World of Hyatt points, third-party Explorer Collection offerings, or BEYOND), we evaluated whether we control the underlying good or service prior to delivery to the customer. We concluded that we are an agent for those incentives which we do not control prior to delivery and as such record the related revenue net of the related cost upon recognition.
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
Any consideration we receive in advance of services being rendered is recorded as Deferred revenue and other on our Balance Sheets and is recognized ratably across the service period to which it relates. We recognize variable consideration for Cost reimbursements revenues when the reimbursable costs are incurred.
Other Services Revenues
Other services revenues includes revenues from membership fees, club dues and additional fees for services we provide to customers. Membership fees and club dues are received in advance of providing access to the exchange services, are recorded as Deferred revenue and other on our Balance Sheets and are earned regardless of whether exchange services are provided. Generally, Interval Network memberships are cancellable and refundable on a pro-rata basis, with the exception of the Interval Network’s Platinum tier which is non-refundable.
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
Receivables, Contract Assets & Contract Liabilities
As discussed above, the payment terms and conditions in our customer contracts vary. In some cases, customers prepay for their goods and services; in other cases, after appropriate credit evaluations, payment is due in arrears. When the timing of our delivery of goods and services is different from the timing of the payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or when we have a right to consideration that is unconditional before the transfer of goods or services to a customer). Receivables are recorded when the right to consideration becomes unconditional. Contract liabilities are recognized as revenue as (or when) we perform under the contract. See Footnote 3 “Revenue and Receivables” for additional information related to our receivables, contract assets and contract liabilities.
Costs Incurred to Sell Vacation Ownership Products
We charge marketing and sales costs we incur to sell vacation ownership products to expense when incurred.
Earnings Per Share Attributable to Common Stockholders
Basic earnings or loss per share attributable to common stockholders is calculated by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share attributable to common stockholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings per share attributable to common stockholders by application of the treasury stock method.
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
Fair Value Measurements
We have several financial instruments that we are required to disclose at fair value on a recurring basis. See Footnote 6 “Financial Instruments” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.
ASC Topic 820, “Fair Value Measurements” (“ASC 820”) defines fair value as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure fair value of our assets and liabilities using inputs from the following three levels of the fair value hierarchy:
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

Accounts Receivable
Accounts receivable are comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our credit loss reserve for accounts receivable by considering a number of factors, including previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection. Accounts receivable is presented net of a reserve for credit losses of $9 million and $10 million at December 31, 2025 and December 31, 2024, respectively. Accounts receivable also includes interest receivable on vacation ownership notes receivable. Write-offs of interest receivable are recorded as a reversal of previously recorded interest income.
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
Contracts Receivable and Originated Vacation Ownership Notes Receivable Reserve
We record the difference between the contract receivable or vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our contracts receivable or originated vacation ownership notes receivable, as applicable. See Footnote 5 “Vacation Ownership Notes Receivable” for further information.
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
We account for vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales as described in our policy for revenue recognition for vacation ownership products. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for the cost of vacation ownership products related to variable consideration which has not been included within the transaction price (accordingly, no adjustment is made when inventory is reacquired upon default of the related originated vacation ownership note receivable). These standards provide for changes in estimates which include future revenues, inclusive of the pricing assumptions from sales of vacation ownership products within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as product cost true-up activity, and to be recorded in Cost of vacation ownership product expenses on the Income Statements in the period that the changes occurred in order to retrospectively adjust the margin previously recorded subject to those estimates to the amounts that would have been recorded historically had the revised estimates been used. Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $40 million, $39 million and $36 million during 2025, 2024 and 2023, respectively.
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
Cloud Computing Arrangements
We have entered into various cloud computing arrangements that are considered service contracts. We capitalize certain qualified implementation costs incurred in connection with these arrangements, including both internal and external costs. Capitalization of costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the project, and it is probable that the project will be completed and will be used to perform the function intended. We cease capitalization of such costs when the implementation activities are complete. Capitalized implementation costs of $35 million are recorded in Other assets on our Balance Sheets as of both December 31, 2025 and December 31, 2024.
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
We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, EBITDA margin, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on our historical data and experience, in consideration of industry projections, micro and macro general economic condition projections, and our expectations.
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
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense (net of cost reimbursements from owners’ associations) for our participating employees totaling $25 million in 2025, $24 million in 2024, and $24 million in 2023.
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
To support our ability to meet a portion of our obligations under the Deferred Compensation Plan, we acquired company owned insurance policies (the “COLI policies”) on the lives of certain participants in the Deferred Compensation Plan, the proceeds of which are intended to be aligned with the investment alternatives elected by plan participants and are payable to a rabbi trust with the Company as grantor. For both 2025 and 2024, participants were able to select a rate of return based on market-based investment alternatives for up to 100% of their contributions and existing balances, with one of those options being a fixed rate of return of 3.5%.
We consolidate the liabilities of the Deferred Compensation Plan and the related assets, which consist of the COLI policies held in the rabbi trust. The rabbi trust is considered a VIE. We are the primary beneficiary of the rabbi trust because we direct the activities of the trust and are the beneficiary of the trust. At December 31, 2025 and December 31, 2024, the value of the assets held in the rabbi trust was $168 million and $131 million, respectively, and is included in the Other line within assets on our Balance Sheets.
Share-Based Compensation Costs
During 2024, our stockholders approved the Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”), which supersedes the Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan and the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (collectively, the “Prior Plans”). No new awards will be granted under the Prior Plans and all awards that were granted under the Prior Plans will remain outstanding and continue to be governed by the Prior Plans.
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
For share-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date. See Footnote 17 “Share-Based Compensation” for more information on the MVW Equity Plan.
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
New Accounting Standards
Accounting Standards Update 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, which is intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The adoption did not have a material impact on our financial statements or disclosures other than the addition of incremental disclosures intended to enhance and expand our annual effective tax rate reconciliation disclosure and income taxes paid disclosure. See Footnote 4 “Income Taxes” for the additional disclosures required by the adoption of ASU 2023-09.
Future Adoption of Accounting Standards
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
Accounting Standards Update 2024-04 - “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”)
In November 2024, the FASB issued ASU 2024-04, which requires an entity to account for certain early settlements of convertible debt instruments as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing convertible debt instrument. This update is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted for all entities that have adopted the amendments in ASU 2020-06. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. We expect to adopt ASU 2024-04 effective January 1, 2026 with no material impact to our financial statements and disclosures.
Accounting Standards Update 2025-05 - “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”)
In July 2025, the FASB issued ASU 2025-05, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for short-term assets. This update is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, and is to be adopted on a prospective basis, with early adoption permitted. We are evaluating the impact of ASU 2025-05 but do not expect a material impact on our financial statements and disclosures.
3. REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,464	$—	$—	$1,464
Ancillary revenues	273	3	—	276
Management fee revenues	221	8	(3)	226
Exchange and other services revenues	139	159	60	358
Management and exchange	633	170	57	860
Rental	615	35	—	650
Cost reimbursements	1,733	8	(43)	1,698
Revenue from contracts with customers	4,445	213	14	4,672
Financing	360	—	—	360
Total Revenues	$4,805	$213	$14	$5,032

	2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,448	$—	$—	$1,448
Ancillary revenues	266	4	—	270
Management fee revenues	207	12	(5)	214
Exchange and other services revenues	139	166	54	359
Management and exchange	612	182	49	843
Rental	605	40	—	645
Cost reimbursements	1,723	9	(43)	1,689
Revenue from contracts with customers	4,388	231	6	4,625
Financing	342	—	—	342
Total Revenues	$4,730	$231	$6	$4,967

	2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,460	$—	$—	$1,460
Ancillary revenues	252	5	—	257
Management fee revenues	180	24	(3)	201
Exchange and other services revenues	136	177	42	355
Management and exchange	568	206	39	813
Rental	531	40	—	571
Cost reimbursements	1,587	16	(42)	1,561
Revenue from contracts with customers	4,146	262	(3)	4,405
Financing	322	—	—	322
Total Revenues	$4,468	$262	$(3)	$4,727

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for each of the last three fiscal years.

	2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,689	$83	$14	$2,786
Goods or services transferred at a point in time	1,756	130	—	1,886
Revenue from contracts with customers	$4,445	$213	$14	$4,672

	2024
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,652	$91	$6	$2,749
Goods or services transferred at a point in time	1,736	140	—	1,876
Revenue from contracts with customers	$4,388	$231	$6	$4,625

	2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,411	$111	$(3)	$2,519
Goods or services transferred at a point in time	1,735	151	—	1,886
Revenue from contracts with customers	$4,146	$262	$(3)	$4,405
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either December 31, 2025 or December 31, 2024.

($ in millions)	At December 31, 2025	At December 31, 2024
Receivables
Accounts and contracts receivable, net	$271	$250
Vacation ownership notes receivable, net	2,565	2,440
	$2,836	$2,690

Contract Liabilities
Advance deposits(1)	$163	$162
Deferred revenue and other(1)	371	354
	$534	$516
(1)Includes $99 million and $105 million of other refundable deposits at December 31, 2025 and December 31, 2024, respectively.
Revenue recognized during the year ended December 31, 2025 that was included in our contract liabilities balance at December 31, 2024 was $339 million.
Remaining Performance Obligations
Our recorded contract liabilities (excluding other refundable deposits) represent the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025. At December 31, 2025, approximately 90% of the recorded contract liabilities are expected to be recognized as revenue over the next two years.

Accounts and Contracts Receivable
Accounts and contracts receivable is comprised of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At December 31, 2025	At December 31, 2024
Receivables from contracts with customers, net	$271	$250
Interest receivable	20	20
Tax receivable	77	57
Indemnification assets	40	34
Employee tax credit receivable	4	10
Other	16	16
	$428	$387
4. INCOME TAXES
Income Tax Provision
The following table presents the components of our (losses) or income before income taxes and noncontrolling interests for the last three fiscal years:

($ in millions)	2025	2024	2023
United States	$(244)	$281	$419
Non-U.S. jurisdictions	(55)	25	(21)
	$(299)	$306	$398
Our (provision for) or benefit from income taxes consisted of:

($ in millions)		2025	2024	2023
Current	– U.S. Federal	$(73)	$(28)	$(123)
	– U.S. State	(24)	(20)	(21)
	– Non-U.S.	(14)	(7)	(62)
		(111)	(55)	(206)

Deferred	– U.S. Federal	95	(23)	27
	– U.S. State	23	(15)	12
	– Non-U.S.	(15)	4	21
		103	(34)	60
		$(8)	$(89)	$(146)

Deferred Income Taxes
The following table presents the significant components of our deferred tax assets and liabilities:

($ in millions)	At Year-End 2025	At Year-End 2024
Deferred Tax Assets
Inventory	$108	$74
Provision for doubtful accounts and sales reserve	178	166
Convertible debt	12	24
Deferred compensation	50	42
Property and equipment	129	73
Non-cash compensation	17	15
Net operating loss and capital loss carryforwards	180	143
Accrued expenses	24	30
Tax credits	29	30
Finance lease assets	51	50
Other, net	81	31
Deferred tax assets	859	678
Less valuation allowance	(270)	(163)
Net deferred tax assets	589	515

Deferred Tax Liabilities
Long lived intangible assets	(171)	(189)
Deferred sales of VOIs	(537)	(549)
Finance lease liabilities	(42)	(43)
Other, net	(45)	(41)
Deferred tax liabilities	(795)	(822)

Total net deferred tax liabilities	$(206)	$(307)
In 2025, the change in valuation allowance is primarily attributable to changes in our assessment of the realizability of net deferred tax assets related to certain entities in Mexico.
We have $7 million in foreign capital loss carryforwards, $20 million in foreign tax credits, and $159 million of foreign net operating loss carryforwards, some of which will expire in 2026; however, a significant portion of the net operating loss carryforwards have indefinite carryforward periods. We have $11 million of state net operating loss carryforwards, the majority of which will not expire within the next five years, $4 million of business interest deduction carryforwards and $6 million of state tax credit carryforwards, both of which have an indefinite carryforward period.
We continue to assert indefinite reinvestment in the basis of certain foreign subsidiaries. Accordingly, no deferred taxes have been accrued with respect to these outside basis differences. An estimate of the applicable tax impact is not practicable to determine.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate for 2025:

	2025
$ in millions	Amount	Percent
Tax at U.S. Federal Statutory Tax Rate	$(63)	21.0%
State and Local Income Tax, Net of Federal Effect(1)	(4)	1.2%
Foreign Tax Effects
Mexico
Investment basis difference	(36)	12.0%
Valuation allowance established on investment basis difference	36	(12.0%)
Valuation allowance established due to updated realizability assessment	37	(12.4%)
Change in position regarding interest expense deductibility	(13)	4.4%
Other	3	(1.0%)
Australia
Released valuation allowance due to updated realizability assessment	(7)	2.2%
Other	1	(0.3%)
Other foreign jurisdictions	20	(6.6%)
Total Foreign Tax Effects	41	(13.7%)

Effect of Cross-Border Tax Laws
Deferred withholding taxes	5	(1.6%)
Other	—	(0.1%)
Total Effect of Cross-Border Tax Laws	5	(1.8%)

Nontaxable or Nondeductible Items
Investment basis difference	(10)	3.4%
Goodwill impairment	33	(11.2%)
Other	4	(1.2%)
Total Nontaxable or Nondeductible Items	27	(9.0%)

Other adjustments	2	(0.6%)
Total Tax Provision	$8	(2.8%)
(1)State taxes in Hawaii and California made up the majority of the tax effect in this category.
The following table reconciles the U.S. statutory income tax rate to our effective income tax rate for 2024 and 2023:

	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.6	4.5
Share-based compensation, net of Section 162(m) limitation	0.8	0.3
Other permanent differences(1)	1.0	(3.0)
Tax rate changes	0.3	(0.8)
Non-U.S. income	9.4	2.7
Tax credits	(0.8)	(0.6)
Unrecognized tax benefits	(6.3)	5.5
Change in valuation allowance	(2.6)	7.1
Other items	1.6	(0.2)
Effective rate	29.0%	36.5%
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
Income Taxes Paid, net of Refunds
The following table presents the components of our income taxes paid, net of refunds by jurisdiction for 2025:

($ in millions)	2025
Federal	$106
California	7
Other U.S. states	12
Mexico	7
Aruba	7
Other foreign countries	4
$143
Timing of Estimated Tax Payments
As part of the federal tax relief provided by the Internal Revenue Service for businesses in areas of Florida affected by hurricanes during 2024, we were permitted to defer certain federal income tax payments without incurring interest or penalties. As a result, we deferred $38 million of estimated tax payments from 2024 to 2025. Similarly, in 2024, under comparable relief measures related to hurricanes in 2023, we deferred $32 million of estimated tax payments from 2023 to 2024. In addition, in 2023, under similar circumstances, we deferred $45 million of estimated tax payments from 2022 to 2023. None of our 2025 estimated tax payments were deferred into 2026.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

($ in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$23	$106	$25
Increases related to tax positions taken during a prior period	3	8	87
Increases related to tax positions taken during the current period	3	—	—
Decreases related to tax positions taken during a prior period	—	(82)	(6)
Decreases as a result of a lapse of the applicable statute of limitations	(2)	(9)	—
Unrecognized tax benefits at end of year	$27	$23	$106
The increase in 2025 is attributable to reserves established for interest relief provided under government relief programs, including amounts reported on the 2024 U.S. corporate income tax return and estimated amounts expected to be claimed on the 2025 return. The increase in the unrecognized tax benefits during 2023 and subsequent decrease during 2024 is primarily related to an $80 million proposed tax method change in 2023, which was filed with the IRS in 2024.
The total amount of gross interest and penalties accrued relating to unrecognized tax benefits was $41 million at December 31, 2025 and $37 million at December 31, 2024, which is predominantly attributable to non-U.S. jurisdictions. We recognized an income tax expense of $4 million in 2025, an income tax benefit of $11 million in 2024, and an income tax expense of $20 million in 2023 related to accrued interest and penalties. Unrecognized tax benefits (including interest and penalties) of $32 million and $29 million, net of indemnification, would have impacted the effective tax rate for the years ended December 31, 2025 and December 31, 2024, respectively, if recognized.

We anticipate $36 million of unrecognized tax benefits, including interest and penalties, to be indemnified pursuant to a Tax Matters Agreement dated May 11, 2016 by and among Starwood Hotels & Resorts Worldwide, Inc., Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc., (the “Tax Matters Agreement”) and consequently have recorded a corresponding indemnification asset. The unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on our Balance Sheets.
Our income tax returns remain subject to examination by the relevant tax authorities. Certain returns are currently under audit in various jurisdictions for tax years 2007 through 2020. The amount of the unrecognized tax benefits may change within the next twelve months as a result of audits or resolution of audit-related matters.
Other
As of December 31, 2025, the $14 million tax reserve for non-income tax issues is predominantly related to the ILG Acquisition. We expect that we will be indemnified for liabilities of $4 million in connection with the Legacy-ILG non-income tax matters pursuant to the Tax Matters Agreement and consequently have recorded a corresponding indemnification asset.
During the third quarter of 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under ASC 740, “Income Taxes,” the effects of changes in tax laws must be recognized in the period of enactment. We have evaluated the impact of OBBBA and have incorporated the effect of these changes into our financial statements. For the provisions effective in 2025, there was no material impact to our effective tax rate for the year ended December 31, 2025, but we continue to assess the potential impact of these law changes, including provisions becoming effective in 2026, on our business and financial results.
5. VACATION OWNERSHIP NOTES RECEIVABLE
The following table shows the composition of our vacation ownership notes receivable balances, net of reserves.

	December 31, 2025			December 31, 2024
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$1,843	$57	$1,900	$1,824	$93	$1,917

Eligible for securitization(1)	152	—	152	92	2	94
Not eligible for securitization(1)	508	5	513	417	12	429
Non-securitized	660	5	665	509	14	523

Total	$2,503	$62	$2,565	$2,333	$107	$2,440
(1)Refer to Footnote 6 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
We reflect interest income associated with vacation ownership notes receivable in our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

($ in millions)	2025	2024	2023
Interest income associated with vacation ownership notes receivable — securitized	$293	$288	$276
Interest income associated with vacation ownership notes receivable — non-securitized	56	43	36
Total interest income associated with vacation ownership notes receivable	$349	$331	$312

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
Beginning in the third quarter of 2024, we also increased our sales reserve rate to reflect higher expected cumulative losses on new originations, consistent with more recent trends. While our delinquency rates for 2025 have declined from those experienced in 2024 and 2023, we do not expect to lower the sales reserve for new originations until we have sufficient, sustained evidence of continued improvement in delinquency and default rates.
Credit Quality Indicators - Vacation Ownership Notes Receivable
We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the VOI they have acquired.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 729 and 725 at December 31, 2025 and December 31, 2024, respectively, based upon the FICO score of the borrower at the time of origination.
Originated Vacation Ownership Notes Receivable
Originated vacation ownership notes receivable represent vacation ownership notes receivable originated by Legacy-ILG and Legacy-Welk subsequent to each respective acquisition date, and all Legacy-MVW vacation ownership notes receivable. The following table shows future principal payments, net of reserves, and interest rates for our originated vacation ownership notes receivable at December 31, 2025.

	Originated Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2026	$104	$146	$250
2027	79	154	233
2028	71	161	232
2029	61	163	224
2030	48	167	215
Thereafter	297	1,052	1,349
Balance at December 31, 2025	$660	$1,843	$2,503
Weighted average stated interest rate	11.9%	13.3%	12.9%
Range of stated interest rates	0.0% to 20.9%	0.0% to 20.9%	0.0% to 20.9%

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

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2022	$149	$213	$362
Increase in vacation ownership notes receivable reserve	188	40	228
Securitizations	(211)	211	—
Clean-up call	99	(99)	—
Write-offs	(135)	—	(135)
Defaulted vacation ownership notes receivable repurchase activity(1)	105	(105)	—
Balance at December 31, 2023	195	260	455
Increase in vacation ownership notes receivable reserve	218	53	271
Securitizations	(193)	193	—
Clean-up call	80	(80)	—
Write-offs	(199)	—	(199)
Defaulted vacation ownership notes receivable repurchase activity(1)	151	(151)	—
Balance at December 31, 2024	252	275	527
Increase in vacation ownership notes receivable reserve	168	51	219
Securitizations	(208)	208	—
Clean-up call	99	(99)	—
Write-offs	(219)	—	(219)
Defaulted vacation ownership notes receivable repurchase activity(1)	150	(150)	—
Balance at December 31, 2025	$242	$285	$527
(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.
The following tables show originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Originated Vacation Ownership Notes Receivable as of December 31, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,627	$639	$59	$412	$2,737
Hyatt Vacation Ownership	211	76	3	3	293
	$1,838	$715	$62	$415	$3,030

	Originated Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,513	$634	$58	$365	$2,570
Hyatt Vacation Ownership	210	75	2	3	290
	$1,723	$709	$60	$368	$2,860

The following tables detail the origination year of our originated vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of December 31, 2025, and gross write-offs by brand for the year ended December 31, 2025.

	Originated Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$550	$409	$250	$180	$238	$1,627
600 - 699	170	148	107	86	128	639
< 600	19	13	9	7	11	59
No Score	191	102	56	27	36	412
	$930	$672	$422	$300	$413	$2,737

Gross write-offs	$8	$45	$52	$34	$44	$183

	Originated Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2025	2024	2023	2022	2021 & Prior	Total
700 +	$87	$48	$34	$27	$15	$211
600 - 699	29	18	13	10	6	76
< 600	2	1	—	—	—	3
No Score	1	—	1	1	—	3
	$119	$67	$48	$38	$21	$293

Gross write-offs	$2	$11	$10	$9	$4	$36
Acquired Vacation Ownership Notes Receivable
Acquired vacation ownership notes receivable represent vacation ownership notes receivable acquired as part of the ILG Acquisition and the Welk Acquisition. The following table shows future contractual principal payments, net of an $8 million reserve, and interest rates for our acquired vacation ownership notes receivable at December 31, 2025.

	Acquired Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
2026	$3	$17	$20
2027	1	14	15
2028	1	8	9
2029	—	6	6
2030	—	4	4
Thereafter	—	8	8
Balance at December 31, 2025	$5	$57	$62
Weighted average stated interest rate	13.8%	14.2%	14.1%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%

The following tables show acquired vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Acquired Vacation Ownership Notes Receivable as of December 31, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$18	$13	$2	$2	$35
Hyatt Vacation Ownership	22	13	—	—	35
	$40	$26	$2	$2	$70

	Acquired Vacation Ownership Notes Receivable as of December 31, 2024
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$30	$21	$3	$5	$59
Hyatt Vacation Ownership	34	22	—	1	57
	$64	$43	$3	$6	$116
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rate of 13.51% as of December 31, 2025 and 13.96% as of December 31, 2024. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $15 million as of December 31, 2025 and $14 million as of December 31, 2024.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2025	$165	$20	$185
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2024	$171	$24	$195
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of December 31, 2025 and December 31, 2024.

	December 31, 2025			December 31, 2024
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$27	$67	$94	$29	$74	$103
91 – 120 days past due	12	17	29	11	19	30
Greater than 120 days past due	153	3	156	160	5	165
Total past due	192	87	279	200	98	298
Current	720	2,101	2,821	579	2,099	2,678
Total vacation ownership notes receivable	$912	$2,188	$3,100	$779	$2,197	$2,976

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

	At December 31, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,565	$2,645	$2,440	$2,508
Contracts receivable for financed VOI sales, net	95	95	89	89
Other assets	168	168	131	131
Total financial assets	$2,828	$2,908	$2,660	$2,728

Securitized debt, net	$(2,146)	$(2,196)	$(2,136)	$(2,147)
Term Loan, net	(780)	(788)	(786)	(796)
Revolving Corporate Credit Facility, net	—	—	(122)	(125)
2028 Notes, net	(348)	(346)	(348)	(336)
2029 Notes, net	(497)	(479)	(496)	(467)
2033 Notes, net	(567)	(553)	—	—
2026 Convertible notes, net	(575)	(564)	(572)	(546)
2027 Convertible notes, net	(569)	(548)	(566)	(541)
Total financial liabilities	$(5,482)	$(5,474)	$(5,026)	$(4,958)
Vacation Ownership Notes Receivable

	At December 31, 2025		At December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$1,900	$1,975	$1,917	$1,981

Eligible for securitization	152	157	94	98
Not eligible for securitization	513	513	429	429
Non-securitized	665	670	523	527

Total	$2,565	$2,645	$2,440	$2,508
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
Other Assets
Other assets include $168 million and $131 million of COLI policies acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan at December 31, 2025 and December 31, 2024, respectively, that are held in a rabbi trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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
Term Loan
We estimate the fair value of our Term Loan (as defined in Footnote 15 “Debt”) using quotes from securities dealers as of the last trading day for the quarter; however, this loan has only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which the Term Loan could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 3.
Revolving Corporate Credit Facility
We estimate that the gross carrying value of our Revolving Corporate Credit Facility (as defined in Footnote 15 “Debt”) approximates fair value as the contractual interest rate is variable plus an applicable margin. We concluded that this fair value measurement should be categorized within Level 3.
Senior Notes
We estimate the fair value of our 2028 Notes, 2029 Notes, and 2033 Notes (each as defined in Footnote 15 “Debt”) using quoted market prices as of the last trading day for the quarter; however, these notes have only a limited trading history and volume, and as such, this fair value estimate is not necessarily indicative of the value at which these notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2.

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
The shares issuable on exercise of the warrants sold in connection with the issuance of our convertible notes will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If the price of our common stock exceeds the respective strike price of any of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method, to the extent that the additional shares are dilutive. The convertible note hedges purchased in connection with each issuance of the convertible notes are considered to be anti-dilutive and do not impact our calculation of diluted earnings per share attributable to common stockholders for any periods presented herein.
The tables below illustrate the reconciliation of the earnings or loss and number of shares used in our calculation of basic and diluted earnings or loss per share attributable to common stockholders.

(in millions, except per share amounts)	2025	2024	2023
Net (loss) income attributable to common stockholders	$(308)	$218	$254
Shares for basic (loss) earnings per share	34.9	35.4	36.5
Basic (loss) earnings per share	$(8.84)	$6.16	$6.96

(in millions, except per share amounts)	2025	2024(1)	2023(1)
Net (loss) income attributable to common stockholders	$(308)	$218	$254
Add back of interest expense related to convertible notes, net of tax(2)	—	19	19
Numerator used to calculate diluted (loss) earnings per share	$(308)	$237	$273

Shares for basic (loss) earnings per share	34.9	35.4	36.5
Effect of dilutive shares outstanding(3)
Employee SARs	—	—	0.1
Restricted stock units	—	0.1	0.3
2026 Convertible Notes	—	3.6	3.5
2027 Convertible Notes	—	3.0	3.1
Shares for diluted (loss) earnings per share	34.9	42.1	43.5
Diluted (loss) earnings per share	$(8.84)	$5.61	$6.28
(1)The computations of diluted earnings per share attributable to common stockholders above exclude approximately 222,000 and 193,000 shares of common stock, the maximum number of shares issuable as of December 31, 2024 and December 31, 2023, respectively, upon the vesting of certain performance-based awards, because the performance conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2)For the year ended December 31, 2025, $18 million of interest expense related to convertible notes, net of tax, was excluded from the above calculation of diluted net loss per share attributable to common stockholders as the effects of inclusion would have been anti-dilutive.

(3)For the year ended December 31, 2025, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common stockholders as the effects of including these securities would have been anti-dilutive.

(in millions, except per share amounts)	2025
Restricted stock units	0.2
2026 Convertible Notes	3.0
2027 Convertible Notes	3.0
6.2
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
8. INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At Year-End 2025	At Year-End 2024
Real estate inventory(1)	$684	$725
Other	8	10
	$692	$735
(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.
In addition to the above, at December 31, 2025 and December 31, 2024, we had $224 million and $271 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
We also had deposits on future purchases of inventory of $31 million at December 31, 2025, of which $26 million was included in Other assets and $5 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $33 million at December 31, 2024, of which $29 million was included in Other assets and $4 million was included in Accounts and contracts receivable, net on our Balance Sheet.
See Footnote 20 “Restructuring and Impairment” for information on the impairment of inventory.
9. PROPERTY AND EQUIPMENT
The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2025	At Year-End 2024
Land and land improvements	$285	$427
Buildings and leasehold improvements	804	854
Furniture, fixtures and other equipment	162	148
Information technology	398	401
Construction in progress	40	43
	1,689	1,873
Accumulated depreciation	(739)	(703)
	$950	$1,170
See Footnote 20 “Restructuring and Impairment” for information on the impairment of property and equipment.

10. GOODWILL
The following table details the carrying amount of our goodwill at December 31, 2025 and December 31, 2024, and reflects goodwill attributed to the ILG Acquisition and the Welk Acquisition.

($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total Consolidated
Balance at December 31, 2024	2,770	347	3,117
Impairment	—	(159)	(159)
Balance at December 31, 2025	$2,770	$188	$2,958
We performed our annual goodwill impairment test as of October 1, 2025 and prepared a quantitative assessment for both the Vacation Ownership and the Exchange & Third-Party Management reporting units. We utilized a combination of the income and market approaches to estimate the fair value of our reporting units (Level 3) and concluded that there was no impairment of the Vacation Ownership unit. We recognized a non-cash impairment charge of $159 million in the Impairment line on our Income Statement during 2025 related to the Exchange & Third-Party Management reporting unit, as a result of the change in expected future operating results based on a sustained decline in operating performance in comparison to prior expectations and the impact of market factors, including a decline in our stock price and market capitalization. Accumulated impairment losses to Goodwill in our Exchange & Third-Party Management reporting unit at December 31, 2025 and December 31, 2024 were $232 million and $73 million, respectively.
11. INTANGIBLE ASSETS
The following table details the composition of our intangible asset balances:

($ in millions)	At Year-End 2025	At Year-End 2024
Definite-lived intangible assets
Member relationships	$672	$670
Management contracts	429	427
	1,101	1,097
Accumulated amortization	(432)	(370)
	669	727
Indefinite-lived intangible assets
Trade names	42	63
	$711	$790
Definite-Lived Intangible Assets
Definite-lived intangible assets, all of which were acquired as part of the ILG and Welk Acquisitions, are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 20 years. We recorded amortization expense of $62 million, $60 million, and $61 million during 2025, 2024, and 2023, respectively, in the Depreciation and amortization line of our Income Statements. We estimate that our annual amortization expense will continue to be approximately $60 million for each of the next five fiscal years.
Indefinite-Lived Intangible Assets
The following table summarizes the activity related to our indefinite-lived intangible assets, all of which are related to the Exchange & Third-Party Management segment.

($ in millions)	Trade Names and Trademarks
Balance at December 31, 2024	$63
Impairment	(21)
Balance at December 31, 2025	$42
We performed our annual impairment test of indefinite-lived intangible assets during the fourth quarter of 2025. We used the relief of royalty method under the income approach in calculating the fair value of the trade names and trademarks (Level 3). As a result of our annual impairment test, we recorded a non-cash impairment charge of $21 million in the

Impairment line on our Income Statement, which was primarily attributed to the decline in estimated future revenues in comparison to prior estimates.
12. CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of December 31, 2025, we had the following commitments outstanding:
•We have various agreements for cloud computing and outsourcing of development, maintenance and support related to information technology that we use in the normal course of business. We expect aggregate obligations under these contracts of $131 million, of which we expect $78 million, $28 million, $11 million, $5 million, $6 million and $3 million will be paid in 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.
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
•We have a remaining commitment of $11 million to purchase 32 vacation ownership units located in Bali, Indonesia, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2027, and we expect to make remaining payments with respect to these units when specific construction milestones are completed as follows: $10 million in 2026 and $1 million in 2027.
•We have a remaining commitment of $41 million to purchase 60 vacation ownership units located in Khao Lak, Thailand, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2026, and we expect to make remaining payments with respect to these units as follows: $4 million in 2026, $4 million in 2027, and $33 million in 2028.
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 18 “Variable Interest Entities” for additional information about this commitment, including purchases that occurred during 2025 and 2024 pursuant to this commitment, and for additional information about our activities relating to the VIE involved in this commitment.
•In connection with our sale of a hotel in Cancun, we entered into a commitment to purchase vacation ownership units located in Puerto Vallarta, Mexico, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of 64 vacation ownership units in 2028, and we expect to make payments of $46 million when specific construction milestones are completed in 2028.
Surety bonds issued as of December 31, 2025 totaled $140 million, the majority of which were requested by federal, state or local governments in connection with our operations.
As of December 31, 2025, we had $13 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 15 “Debt”), of which $12 million were related to and in lieu of reserves required for certain of our outstanding securitization transactions. In addition, as of December 31, 2025, we had $25 million in letters of credit outstanding that were related to and in lieu of reserves required for certain other outstanding securitization transactions, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Guarantees
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At December 31, 2025, our expected commitment for 2026 is $29 million, which will ultimately be recorded as a component of rental expense on our income statement.

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
13. LEASES
The following table presents the carrying values of our leases and the classification on our Balance Sheet.

($ in millions)	Balance Sheet Classification	At December 31, 2025	At December 31, 2024
Operating lease assets	Other assets	$57	$74
Finance lease assets	Property and equipment, net	164	168
		$221	$242

Operating lease liabilities	Accrued liabilities	$73	$94
Finance lease liabilities	Debt, net	198	199
		$271	$293
The following table presents the lease costs and the classification on our Income Statements for 2025, 2024, and 2023.

($ in millions)	Income Statement Classification	2025	2024	2023
Operating lease cost	Marketing and sales expense General and administrative expense	$16	$19	$31
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	13	12	10
Interest on lease liabilities	Financing expense	13	13	11
Variable lease cost	Marketing and sales expense	2	2	3
		$44	$46	$55
The following table presents the maturity of our operating and finance lease liabilities as of December 31, 2025.

($ in millions)	Operating Leases	Finance Leases	Total
2026	$23	$18	$41
2027	16	16	32
2028	12	14	26
2029	10	13	23
2030	7	13	20
Thereafter	16	448	464
Total lease payments	84	522	606
Less: Imputed interest	(11)	(324)	(335)
	$73	$198	$271

Lease Term and Discount Rate
The following table presents additional information about our lease obligations.

	At December 31, 2025	At December 31, 2024
Weighted-average remaining lease term
Operating leases	5.6 years	6.2 years
Finance leases	34.4 years	35.1 years
Weighted-average discount rate
Operating leases	6.5%	6.5%
Finance leases	6.5%	6.5%
Other Information
The following table presents supplemental cash flow information for 2025, 2024, and 2023.

($ in millions)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for finance leases	$13	$14	$7
Operating cash flows for operating leases	$23	$24	$33
Financing cash flows for finance leases	$7	$6	$5
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$10	$23	$31
Finance leases	$7	$16	$88
14. SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At December 31, 2025	At December 31, 2024
Vacation ownership notes receivable securitizations, gross(1)	$2,173	$2,039
Unamortized debt discount and issuance costs	(27)	(25)
	2,146	2,014

Warehouse Credit Facility, gross	—	124
Unamortized debt issuance costs(2)	—	(2)
	—	122

	$2,146	$2,136
(1)Interest rates as of December 31, 2025 range from 1.5% to 6.6%, with a weighted average interest rate of 4.8%.
(2)Excludes $2 million of unamortized debt issuance costs classified as a component of Other Assets on our Balance Sheet as of December 31, 2025, as no cash borrowings were outstanding under the Warehouse Credit Facility at that time.
All of our securitized debt is non-recourse. See Footnote 18 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows anticipated future principal payments for our securitized debt as of December 31, 2025.

($ in millions)	Vacation Ownership Notes Receivable Securitizations
Payments Year
2026	$185
2027	189
2028	192
2029	191
2030	193
Thereafter	1,223
$2,173
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During 2025, and as of December 31, 2025, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of December 31, 2025, we had 12 securitized vacation ownership notes receivable pools outstanding.
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
During the fourth quarter of 2025, we securitized a pool of $479 million of vacation ownership notes receivable. In connection with the securitization, $470 million in vacation ownership loan backed notes were issued by MVW 2025-2 LLC (the “2025-2 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2025-2 LLC: $283 million of Class A Notes, $106 million of Class B Notes, and $81 million of Class C Notes. The Class A Notes have an interest rate of 4.48%, the Class B Notes have an interest rate of 4.72%, and the Class C Notes have an interest rate of 4.97%, for an overall weighted average interest rate of 4.62%. Proceeds from the transaction, net of fees, were used to repay the outstanding obligations on our warehouse credit facility (as defined below) and for other general corporate purposes.
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
During the second quarter of 2025, we amended certain agreements associated with our Warehouse Credit Facility (the “Warehouse Amendment”). The Warehouse Amendment extended the revolving period from June 11, 2026 to June 11, 2027, and changed the credit spread from 115 basis points over the Secured Overnight Financing Rate (“SOFR”) to 110 basis points over SOFR. The Warehouse Amendment made no other material changes to the Warehouse Credit Facility.

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
15. DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs:

($ in millions)	At December 31, 2025	At December 31, 2024
Corporate Credit Facility
Term Loan(1)	$788	$796
Unamortized debt discount and issuance costs	(8)	(10)
	780	786

Revolving Corporate Credit Facility	—	125
Unamortized debt issuance costs(2)	—	(3)
	—	122
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(2)	(2)
	348	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(3)	(4)
	497	496

2033 Notes	575	—
Unamortized debt discount and issuance costs	(8)	—
	567	—
Convertible Notes
2026 Convertible Notes	575	575
Unamortized debt discount and issuance costs	—	(3)
	575	572

2027 Convertible Notes	575	575
Unamortized debt discount and issuance costs	(6)	(9)
	569	566

Finance Leases	198	199
	$3,534	$3,089
(1)The effective interest rate as of December 31, 2025 was 6.0%.
(2)Excludes $4 million of unamortized debt issuance costs classified as a component of Other Assets on our Balance Sheet as of December 31, 2025, as no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of December 31, 2025.

	Payments Year
($ in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Term Loan	$8	$8	$8	$8	$8	$748	$788
2028 Notes	—	—	350	—	—	—	350
2029 Notes	—	—	—	500	—	—	500
2033 Notes	—	—	—	—	—	575	575
2026 Convertible Notes	575	—	—	—	—	—	575
2027 Convertible Notes	—	575	—	—	—	—	575
	$583	$583	$358	$508	$8	$1,323	$3,363
Corporate Credit Facility
Our corporate credit facility (the “Corporate Credit Facility”) provides support for our business, including ongoing liquidity and letters of credit, and consists of a term loan facility (the “Term Loan”) and a revolving credit facility (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility.
During the first quarter of 2025, we entered into an amendment to the Corporate Credit Facility (the “Amendment”), which, among other things; increased the borrowing capacity of our Revolving Corporate Credit Facility from $750 million to $800 million; extended the termination date from March 31, 2027 to March 24, 2030; and reduced certain fees and interest costs. The Amendment also increased the letter of credit sub-facility of the Revolving Corporate Credit Facility from $75 million to $150 million.
Additionally, the Amendment provided for a new $450 million senior secured delayed-draw term loan facility (the “Delayed-Draw Term Loan”) scheduled to mature on December 31, 2027, which was subsequently terminated in the third quarter of 2025 in connection with the issuance of the 2033 Notes (as defined and discussed below). We did not draw on the Delayed-Draw Term Loan at any time.
Borrowings under the Revolving Corporate Credit Facility generally bear interest at a floating rate (SOFR or Prime) plus an applicable margin that varies from 0.50% to 2.00% depending on the type of loan and our leverage. In addition, we pay a commitment fee on the unused availability under the Revolving Corporate Credit Facility at a rate that varies from 20 to 25 basis points per annum, also depending on our leverage.
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
During the second quarter of 2025, we entered into a $300 million interest rate swap pursuant to which we pay interest at a fixed rate of 3.344% and receive interest at a floating rate (SOFR) through May 2027 to hedge a portion of our interest rate risk on the Term Loan. This interest rate swap has been designated and qualifies as a cash flow hedge of interest rate risk and is recorded in Other Liabilities on our Balance Sheet as of December 31, 2025. We characterize payments we make or receive in connection with this derivative instrument as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
The following table reflects the activity in accumulated other comprehensive income or loss related to our derivative instruments during 2025, 2024 and 2023. There were no reclassifications to the Income Statement for any of the periods presented below.

($ in millions)	2025	2024	2023
Derivative Instrument Adjustment, Beginning of Year	$—	$3	$13
Other comprehensive loss before reclassifications	—	(3)	(10)
Derivative Instrument Adjustment, End of Year	$—	$—	$3

Senior Notes
Our senior notes include:
•$350 million aggregate principal amount of 4.750% Senior Unsecured Notes due 2028 issued in 2019 with a maturity date of January 15, 2028 (the “2028 Notes”).
•$500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2029 issued in 2021 with a maturity date of June 15, 2029 (the “2029 Notes”).
•$575 million aggregate principal amount of 6.500% Senior Unsecured Notes due 2033 issued in 2025 with a maturity date of October 1, 2033 (the “2033 Notes”).
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
2033 Notes
We issued the 2033 Notes under an indenture with the Bank of New York Mellon Trust Company, N.A, as trustee. We received net proceeds of $567 million from the offering, after deducting the underwriting fees and transaction expenses, and used these net proceeds to repay our 2026 Convertible Notes (as defined below) subsequent to the end of 2025. We will pay interest on the 2033 Notes on April 1 and October 1 of each year, commencing on April 1, 2026. We may redeem some or all of the 2033 Notes prior to maturity under the terms provided in the indenture.
Convertible Notes
2026 Convertible Notes
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bear interest at a rate of 0.00%. The 2026 Convertible Notes mature on January 15, 2026, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2026 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of December 31, 2025 to 6.6865 shares of common stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to a conversion price of $149.56 per share of our common stock), as a result of the dividends we declared since issuance of the 2026 Convertible Notes that were greater than the quarterly dividend we paid when the 2026 Convertible Notes were issued. As of December 31, 2025, upon conversion, we will pay or deliver cash for the principal balance of the notes, and settle any conversion premium in, shares of our common stock. As of December 31, 2025, the effective interest rate was 0.55%. Amortization of debt issuance costs related to the 2026 Convertible Notes was $3 million in each of the three years ended December 31, 2025, 2024, and 2023.
The 2026 Convertible Notes matured at par subsequent to the end of 2025, on January 15, 2026, at which time none of the 2026 Convertible Notes were converted and all were settled in cash, and the deferred financing costs were fully amortized.
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering a total of 3.8 million shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.8 million shares of our common stock, in each case, as of December 31, 2025. The strike prices of the 2026

Convertible Note Hedges and the 2026 Warrants were subject to adjustment to $149.56 and $186.94, respectively, as of December 31, 2025 and no 2026 Convertible Note Hedges or 2026 Warrants have been exercised.
The 2026 Convertible Note Hedges expired upon the maturity of the 2026 Convertible Notes, subsequent to the end of 2025, and none were exercised. The 2026 Warrants expire in ratable portions over the 70 trading day period commencing on April 15, 2026.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of December 31, 2025 to 5.3099 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $188.33 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible Notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 31, 2025, the effective interest rate was 3.88%. Contractual interest expense related to the 2027 Convertible Notes was $19 million and amortization of debt issuance costs was $3 million in each of the three years ended December 31, 2025, 2024, and 2023.
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.1 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.1 million shares of our common stock, in each case, as of December 31, 2025. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $188.33 and $284.26, respectively, as of December 31, 2025, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
Finance Leases
See Footnote 13 “Leases” for information on our finance leases. Non-cash financing activities related to our lease liabilities during 2025, 2024, and 2023, were $7 million, $16 million, and $108 million, respectively.
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
16. STOCKHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At December 31, 2025, there were 75,891,531 shares of Marriott Vacations Worldwide common stock issued, of which 34,124,033 shares were outstanding and 41,767,498 shares were held as treasury stock. At December 31, 2024, there were 75,852,678 shares of Marriott Vacations Worldwide common stock issued, of which 34,877,925 shares were outstanding and 40,974,753 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of December 31, 2025 or December 31, 2024.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). During the second quarter of 2023, our Board of Directors increased the then-remaining authorization under our previously approved Share Repurchase Program to authorize purchases up to $600 million and extended the term of this program to December 31, 2024. During the fourth quarter of 2024, our Board of Directors extended the term of this program to December 31, 2025. During the fourth quarter of 2025, our Board of Directors extended the term of this program to December 31, 2026. As of December 31, 2025, approximately $322 million remained available for share repurchases under the current Share Repurchase Program.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	25,790,550	$2,461	$95.40
For the year ended December 31, 2025	1,004,613	61	$61.26
As of December 31, 2025	26,795,163	$2,522	$94.12
Dividends
We declared cash dividends to holders of common stock during the year ended December 31, 2025 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 20, 2025	March 5, 2025	March 19, 2025	$0.79
May 12, 2025	May 23, 2025	June 6, 2025	$0.79
September 3, 2025	September 17, 2025	October 1, 2025	$0.79
December 12, 2025	December 24, 2025	January 7, 2026	$0.80
Subsequent to the end of 2025, on February 19, 2026, our Board of Directors declared a quarterly dividend of $0.80 per share to be paid on March 18, 2026 to stockholders of record as of March 4, 2026.

17. SHARE-BASED COMPENSATION
The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) RSUs of our common stock, (2) SARs relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares are authorized for issuance pursuant to grants under the MVW Equity Plan. As of December 31, 2025, approximately 1 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees. We recognized $7 million of tax benefits associated with share-based compensation during each of the three years ended December 31, 2025, 2024, and 2023.

($ in millions)	2025	2024	2023
Service-based RSUs	$31	$30	$29
Performance-based RSUs	4	—	—
	35	30	29
SARs	3	3	2
	$38	$33	$31
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At Year-End 2025(1)	At Year-End 2024
Service-based RSUs	$26	$24
Performance-based RSUs	7	5
	33	29
SARs	2	1
	$35	$30
(1)As of December 31, 2025, the weighted average remaining term for RSU grants outstanding at year-end 2025 was one to three years and we expect that deferred compensation expense will be recognized over a weighted average term of two years.
Restricted Stock Units
We have issued RSUs that vest over time, which we refer to as service-based RSUs, and RSUs that vest based on performance with respect to established criteria, which we refer to as performance-based RSUs.
The following table shows the changes in our outstanding RSUs and the associated weighted average grant-date fair values:

	2025
	Service-based		Performance-based		Total
	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted Average Grant-Date Fair Value Per RSU
Outstanding at year-end 2024	783,527	$102.50	375,832	$116.13	1,159,359	$106.92
Granted	581,375	$62.86	423,863	$63.38	1,005,238	$63.07
Distributed	(278,406)	$111.12	(8,923)	$152.12	(287,329)	$112.40
Forfeited	(42,199)	$79.34	(191,569)	$104.63	(233,768)	$100.07
Outstanding at year-end 2025	1,044,297	$79.07	599,203	$81.96	1,643,500	$80.12
The weighted average grant-date fair value per RSU granted in 2024 and 2023 was $86.73 and $143.08, respectively. The fair value of the RSUs which vested in 2025, 2024, and 2023 was $23 million, $22 million, and $36 million, respectively.

Stock Appreciation Rights
The following table shows the changes in our outstanding SARs and the associated weighted average exercise prices:

	2025
	Number of SARs	Weighted Average Exercise Price Per SAR
Outstanding at year-end 2024	758,729	$116.59
Granted	245,440	$61.22
Exercised	(22,511)	$69.63
Forfeited or expired	(24,089)	$82.56
Outstanding at year-end 2025(1)(2)	957,569	$104.36
(1)As of December 31, 2025, outstanding SARs had an aggregate intrinsic value of $1 million and a weighted average remaining term of 5 years.
(2)As of December 31, 2025, 630,361 SARs with a weighted average exercise price of $118.38 had no intrinsic value, and a weighted average remaining contractual term of 4 years were exercisable.
The weighted average grant-date fair value per SAR granted in 2025, 2024, and 2023 was $18.83, $34.58, and $58.50, respectively. The SARs which vested in 2025, 2024, and 2023 did not have any intrinsic value. The aggregate intrinsic value of SARs which were exercised in 2025, 2024, and 2023 was less than $1 million, $1 million, and less than $1 million, respectively.
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
The following table outlines the assumptions used to estimate the fair value of grants in 2025, 2024, and 2023:

	2025	2024	2023
Expected volatility	45.79% - 51.27%	45.78%	40.47%
Dividend yield	4.35% - 6.64%	3.21%	1.87%
Risk-free rate	3.81% - 4.03%	4.23%	4.07%
Expected term (in years)	3.5 - 6.25	6.25	6.25
18. VARIABLE INTEREST ENTITIES
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

The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at December 31, 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,900	$—	$1,900
Interest receivable	15	—	15
Restricted cash	81	—	81
Total	$1,996	$—	$1,996
Consolidated Liabilities
Interest payable	$4	$—	$4
Securitized debt	2,173	—	2,173
Total	$2,177	$—	$2,177
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2025:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$267	$26	$293
Interest expense	$95	$12	$107
Debt issuance cost amortization	$11	$1	$12
Administrative expenses	$1	$—	$1
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

($ in millions)	2025	2024
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$910	$866
Principal receipts	578	565
Interest receipts	267	266
Reserve release	105	245
Total	1,860	1,942
Cash Outflows
Principal payments	(567)	(553)
Voluntary repurchases of defaulted vacation ownership notes receivable	(155)	(161)
Voluntary clean-up call	(64)	(92)
Interest payments	(95)	(95)
Funding of restricted cash	(103)	(243)
Total	(984)	(1,144)
Net Cash Flows	$876	$798

The following table shows cash flows between us and the Warehouse Credit Facility VIE:

($ in millions)	2025	2024
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$477	$449
Principal receipts	49	25
Interest receipts	27	16
Reserve release	16	11
Total	569	501
Cash Outflows
Principal payments	(42)	(18)
Voluntary repurchases of defaulted vacation ownership notes receivable	(2)	(3)
Repayment of Warehouse Credit Facility	(557)	(455)
Interest payments	(12)	(9)
Funding of restricted cash	(13)	(9)
Total	(626)	(494)
Net Cash Flows	$(57)	$7
Under the terms of our vacation ownership notes receivable securitizations, we have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. We made voluntary repurchases of defaulted vacation ownership notes receivable of $157 million during 2025, $164 million during 2024 and $123 million during 2023. We also made voluntary repurchases of $731 million, $615 million and $774 million of other non-defaulted vacation ownership notes receivable during 2025, 2024 and 2023, respectively, to retire previous vacation ownership notes receivable securitizations and to repay the Warehouse Credit Facility. Our maximum exposure to potential loss relating to the special purpose entities that purchase, sell, and own these vacation ownership notes receivable is the overcollateralization amount (the difference between the loan collateral balance and the balance of the outstanding vacation ownership notes receivable), plus cash reserves and any residual interest in future cash flows from collateral.
Other Variable Interest Entities
We have a commitment to purchase completed vacation ownership units located in Waikiki, Hawaii for $41 million in 2026. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of December 31, 2025, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million and $4 million in Property and equipment, net. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $5 million as of December 31, 2025.
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
During the third quarter of 2024, we acquired 38 completed vacation ownership units located at our Marriott Vacation Club, Waikiki property for $65 million. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Inventory, as all of the vacation ownership units were registered and available for sale in their current form. Additionally, during the first quarter of 2024, we acquired retail space located at our Marriott Vacation Club, Waikiki property for $48 million. The transaction was accounted for as an asset acquisition and the acquired property is included in Property and Equipment, net on our Balance Sheet as of December 31, 2025.

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
Our CODM uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments, and the components of net income or loss attributable to common stockholders excluded from Adjusted EBITDA are not separately evaluated. Our CODM reviews budget-to-actual and/or forecast-to-actual variances on a monthly basis using Adjusted EBITDA to make decisions about capital allocation and resource distribution to the segments. Adjusted EBITDA is defined as net income or loss attributable to common stockholders, before interest expense (excluding consumer financing interest expense associated with term securitization transactions), income taxes, depreciation and amortization, excluding share-based compensation expense and amortization of cloud computing software implementation costs, and adjusted for certain items that affect the comparability of our operating performance. We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.
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
Additionally, during the year ended December 31, 2025, we reclassified $6 million of certain prior year amounts related to ongoing litigation from General and administrative expense to Litigation charges in order to conform with our current year presentation.
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

	2025			2024			2023
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$4,805	$213	$5,018	$4,730	$231	$4,961	$4,468	$262	$4,730
Reconciliation of revenues
Corporate and other(1)			14			6			(3)
Total consolidated revenues			$5,032			$4,967			$4,727

Cost of vacation ownership products	(184)	—		(200)	—		(224)	—
Marketing and sales	(943)	—		(919)	—		(823)	—
Management and exchange	(291)	(117)		(293)	(122)		(270)	(118)
Rental	(537)	—		(498)	—		(466)	—
Financing	(150)	—		(146)	—		(113)	—
Royalty fee	(113)	—		(114)	—		(117)	—
Other segment items(2)(3)	(1,719)	(5)		(1,712)	(7)		(1,572)	(14)
Segment Adjusted EBITDA	868	91	959	848	102	950	883	130	1,013
Corporate and other(1)(3)			(208)			(214)			(252)
Interest expense, net			(169)			(162)			(145)
Depreciation and amortization			(149)			(146)			(135)
Share-based compensation expense			(38)			(33)			(31)
Amortization of cloud computing software implementation costs(3)			(6)			(3)			—
Certain items(3)			(689)			(85)			(50)
Provision for income taxes			(8)			(89)			(146)
Net (loss) income attributable to common stockholders			$(308)			$218			$254
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
(3)Prior year amounts have been reclassified to conform with our current year presentation.

Depreciation and Amortization

($ in millions)	2025	2024	2023
Vacation Ownership	$106	$100	$93
Exchange & Third-Party Management	24	28	31
Total segment depreciation and amortization	130	128	124
Corporate and other	19	18	11
	$149	$146	$135
Capital Expenditures (including inventory)

($ in millions)	2025	2024	2023
Vacation Ownership	$302	$237	$171
Exchange & Third-Party Management	—	2	—
Total segment capital expenditures	302	239	171
Corporate and other	4	11	63
	$306	$250	$234
Revenues Excluding Cost Reimbursements

($ in millions)	2025	2024	2023
United States	$2,855	$2,797	$2,722
All other countries	479	481	444
	$3,334	$3,278	$3,166
Property and Equipment, net

($ in millions)	At December 31, 2025	At December 31, 2024
United States	$870	$1,033
All other countries	80	137
	$950	$1,170
20. RESTRUCTURING AND IMPAIRMENT
Restructuring Costs
2025 Asia Pacific Strategy Change
In the fourth quarter of 2025 we reassessed the strategy for our Asia Pacific vacation ownership business as part of our initiatives to drive strong profitability and improve cash flow. As a result, we scaled back growth expectations and right‑sized our business in the region. This includes reducing tours for first‑time buyers in select countries in the region where our borrowers have higher default rates, reducing headcount in the region, deferring the purchase of inventory and canceling a purchase commitment for inventory. As a result, we incurred restructuring costs in 2025, all of which related to the Asia Pacific strategy change, as follows:

($ in millions)	2025
Severance	$5
Cancellation of purchase commitment for inventory	10
$15
2024 and 2023
Additionally during each of the years ended December 31, 2024 and December 31, 2023, we incurred $6 million of restructuring charges relating to severance.

Impairment Charges
We incurred impairment charges during 2025, 2024, and 2023 as follows:

($ in millions)	2025	2024	2023
Property, equipment, and other assets	$160	$—	$4
Future phases of existing resorts	131	—	—
Legacy-Welk inventory	75	28	—
Khao Lak, Thailand inventory	27	—	—
Leases	2	—	16
Equity method investment	2	—	8
Investment in management contract	—	2	4
Goodwill	159	—	—
Trade names	21	—	—
Total Impairment charges	$577	$30	$32
During the fourth quarter of 2025, as part of our broader financial strategic review, we conducted a comprehensive review to assess the strategic alignment of inventory and property and equipment within our North America vacation ownership business. This review focused on assessing inventory needs in light of our current inventory holdings and identifying opportunities to monetize certain non-core assets. The conclusions drawn from the strategic review identified indicators of impairment for certain assets. As a result of our impairment analyses, we recorded a non‑cash impairment related to assets associated with future phases of our existing resorts. The carrying values of the assets associated with these resorts exceeded their estimated fair values because the carrying values included historical allocations of common infrastructure costs incurred when we built the resorts. In addition, we recorded a non-cash impairment related to certain property and equipment identified for disposition including a hotel in Cancun, Mexico, which was classified as a component of Other assets as it was held for sale and ultimately disposed of in January 2026.
For assets where fair value was determined using the sales-comparison method of the market approach, Level 3 inputs were applied in the valuation process. The fair value measurement was based on analyses of sales and offerings of comparable properties and adjusted to reflect the differences between the asset being valued and the comparable assets, such as market conditions, location, size, physical characteristics, zoning, density and site conditions.
For assets where fair value was determined utilizing the income approach, Level 3 inputs were applied in the valuation process. The fair value measurement was based on discounted cash flow analyses and consideration was given to potential alternative uses of the assets in accordance with the highest and best use requirements outlined in ASC 820. Level 3 inputs utilized in the valuation process included projections of revenue, expense and the estimated discount rates applied.
Property, Equipment, and Other Assets Identified for Disposition
A $160 million non-cash impairment was recognized for certain non-core Property and equipment and Other assets identified for disposition. We estimated the fair value of the assets using the sales-comparison method of the market approach, which in certain instances also considered brokers’ opinion of value and our own transaction history, Level 3 inputs, or in the case of our hotel located in Cancun, Mexico, was based on a binding sales contract with a third party, which is a Level 3 input.
Future Phases of Existing Resorts
During 2025, we recorded non-cash impairment charges of $131 million as a result of decisions to forgo build out of future phases of existing resorts which were classified as a component of Property and equipment, net. We estimated the fair value of these assets using the sales-comparison method of the market approach. We also considered other inputs, including a non-binding letter of intent, Level 3.
Legacy-Welk Inventory
During 2025 and 2024, we recorded non-cash impairment charges of $75 million and $28 million, respectively, related to Legacy-Welk inventory. The 2024 impairment reflected an elongated pace of sales at a higher marketing and selling cost than the estimates used in purchase accounting. The 2025 impairment reflected a further elongated pace of sales at a higher marketing and selling cost as the Hyatt-branded vacation ownership business continues to underperform expectations. We used the income approach to estimate the fair value of the assets less costs to sell in both 2025 and 2024.
Khao Lak, Thailand Inventory
We recorded a $27 million non-cash impairment for vacation ownership units classified in Inventory due to the strategy change in Asia Pacific which elongated the pace of sales and changed our marketing approach. We used the income approach to estimate the fair value less costs to sell of the inventory.
Leases
During 2025, we recorded a $2 million impairment related to an operating lease and related assets in our Exchange & Third-Party Management segment.
Upon our relocation to our new corporate headquarters during the fourth quarter of 2023, we recorded a non-cash impairment charge of $16 million to the right-to-use asset related to the operating leases for our previous corporate headquarters as we did not expect proceeds from subleasing these spaces to exceed our future obligations under the operating leases.
Goodwill and Trade Names
See Footnote 10 “Goodwill” and Footnote 11 “Intangible Assets” for information on the impairments of goodwill and trade names recorded during 2025.
21. MODERNIZATION
In November 2024, we announced the creation of a Strategic Business Operations office focused on accelerating our growth and driving operating efficiencies in all areas of our business while increasing organizational agility. The Strategic Business Operations office was created to modernize and optimize our processes and systems, including through advanced technology and automation; increase sales efficiency and inventory optimization; and capture significant savings from initiatives related to procurement and corporate overhead.
The following table shows the composition of our Modernization expense for 2025 and 2024:

($ in millions)	2025	2024
Advisory	$87	$4
Transition Costs	18	—
Technology	12	—
Other	5	—
	$122	$4
The following table presents the activity for this accrual on our Balance Sheet related to our Modernization efforts.

($ in millions)	SBO Initiatives
Balance at December 31, 2024	$1
Modernization charges	122
Cash payments	(97)
Balance at December 31, 2025	$26
During the third quarter of 2025, we entered into outsourced service arrangements and completed the transition of a portion of certain corporate overhead functions to outsourced service providers. The arrangements are for terms of five to six years, and are cancellable for convenience subject to a termination penalty. As of December 31, 2025,our aggregate expected obligation under these arrangements is $142 million, of which $42 million, $27 million, $26 million, $26 million, $18 million, and $3 million is expected to be paid in 2026, 2027, 2028, 2029, 2030, and thereafter, respectively, and the total penalties for early termination were $17 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
(c) Trading Plans
During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
As described below, we incorporate by reference in this Annual Report certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance
Our Proxy Statement will be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Report on the Board of Directors and its Committees” and information relating to insider trading is incorporated by reference to the material captioned “Insider Trading, Pledging, Hedging, and Derivative Transactions” in

our Proxy Statement. The section entitled, “Delinquent Section 16(a) Reports” in our Proxy Statement is incorporated by reference. The Company has adopted a securities trading policy (the “Insider Trading Policy”), which governs the purchase, sale and other dispositions of our securities by directors, officers and employees (including, as applicable, their family members and controlled entities, in each case, as defined in the Insider Trading Policy) and the Company. The Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.
Code of Conduct
Our Board of Directors has adopted a code of conduct, our Business Conduct Guide, that applies to all of our directors, officers, and associates, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Our Business Conduct Guide is available in the Investor Relations section of our website (marriottvacationsworldwide.com) and is accessible by clicking on “Corporate Governance.” Any amendments to our Business Conduct Guide and any grant of a waiver from a provision of our Business Conduct Guide requiring disclosure under applicable SEC rules may be disclosed at the same location as the Business Conduct Guide in the Investor Relations section in the Investor Relations section of our website within four business days following the date of the amendment or waiver or on a Current Report on Form 8-K.

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
(3) Exhibits
All documents referenced below are being filed as a part of this Annual Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
2.1	Separation and Distribution Agreement, entered into on November 17, 2011, among Marriott International, Inc., Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Marriott Resorts Hospitality Corporation, MVCI Asia Pacific Pte. Ltd. and MVCO Series LLC		8-K	2.1	11/22/2011

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Date Filed
2.2	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Marriott Vacations Worldwide Corporation, ILG, Inc., Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Volt Merger Sub LLC(1)		8-K	2.1	5/1/2018
2.3	Agreement and Plan of Merger by and among Marriott Vacations Worldwide Corporation, Sommelier Acquisition Corp., Champagne Resorts, Inc., Welk Hospitality Group, Inc. and the Shareholder Representative, dated as of January 26, 2021		8-K	2.1	1/26/2021
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021
4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.8	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021
4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022
4.11	Description of Registered Securities		10-K	4.16	3/2/2020
4.12	Indenture, dated as of September 18, 2025, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	9/19/2025

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Date Filed
4.13	Form of 6.500% Senior Notes due 2033 (included at Exhibit A to Exhibit 4.12 above)		8-K	4.2	9/19/2025
10.1	Amended and Restated License, Services and Development Agreement between Marriott International, Inc. and Marriott Worldwide Corporation and Marriott Vacations Worldwide Corporation for Marriott Vacation Club, Sheraton Vacation Club, Westin Vacation Club, Grand Residences by Marriott, The Specified Fractional Projects and the Licensed Unbranded Projects executed on September 20, 2024 and effective as of January 1, 2024		10-Q	10.7	11/7/2024
10.2	License, Services, and Development Agreement, entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto		8-K	10.2	11/22/2011
10.3	First Amendment to License, Services, and Development Agreement, dated as of February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatures thereto		10-K	10.7	2/27/2018
10.4	Employee Benefits and Other Employment Matters Allocation Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.3	11/22/2011
10.5	Tax Sharing and Indemnification Agreement, entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation		8-K	10.4	11/22/2011
10.6	Amendment, dated August 2, 2012, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation, to the Tax Sharing and Indemnification Agreement		10-Q	10.1	10/18/2012
10.7	Marriott Bonvoy Affiliation Agreement, dated as of November 10, 2021, by and among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and Marriott Ownership Resorts, Inc.		10-K	10.14	3/1/2022
10.8	Marriott Vacations Worldwide Corporation Amended and Restated Stock and Cash Incentive Plan*		10-K	10.14	2/23/2017
10.9	Form of Restricted Stock Unit Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	12/9/2011
10.10	Form of Stock Appreciation Right Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.2	12/9/2011
10.11	Form of Performance Unit Award Agreement – Marriott Vacations Worldwide Corporation Stock and Cash Incentive Plan*		8-K	10.1	3/16/2012
10.12	Form of Non-Employee Director Share Award Confirmation*		10-Q	10.3	8/4/2023
10.13	Form of Non-Employee Director Stock Appreciation Right Award Agreement*		10-Q	10.4	8/4/2023
10.14	Form of Director Stock Unit Agreement*		10-Q	10.5	8/4/2023
10.15	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.22	2/27/2023

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Date Filed
10.16	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.23	2/27/2023
10.17	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.24	2/27/2023
10.18	Marriott Vacations Worldwide Corporation Change in Control Severance Plan*		10-K	10.18	2/28/2025
10.19	Form of Participation Agreement for Change in Control Severance Plan*		10-K	10.26	2/27/2023
10.20	Marriott Vacations Worldwide Corporation Deferred Compensation Plan Revised July 29, 2022*		10-Q	10.4	8/9/2022
10.21	Marriott Vacations Worldwide Corporation Executive Long-Term Disability Plan*		10-K	10.21	2/26/2015
10.22	Marriott Vacations Worldwide Corporation Employee Stock Purchase Plan*		8-K	10.1	6/11/2015
10.23	Credit Agreement, dated as of August 31, 2018, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	4.9	9/5/2018
10.24	Amendment No. 1 to Credit Agreement, dated as of December 3, 2019, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Interval Acquisition Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent		10-K	10.38	3/2/2020
10.25	Amendment No. 2 to Credit Agreement dated as of April 27, 2023, among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent		10-Q	10.2	8/4/2023
10.26	Incremental Facility Amendment, dated as of March 31, 2022, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the incremental lenders party thereto		8-K	10.1	4/6/2022
10.27	Incremental Facility Amendment and Amendment No. 3, dated as of April 1, 2024, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	4/2/2024
10.28	Incremental Facility Amendment and Amendment No. 4, dated as of March 24, 2025, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto		8-K	10.1	3/27/2025
10.29	Joinder Agreement, dated as of September 1, 2018, among Interval Acquisition Corp. and JPMorgan Chase Bank, N.A.		8-K	4.10	9/5/2018
10.30	Deferred Compensation Plan for Non-Employee Directors*		S-1(2)	10.12	8/1/2018
10.31	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended*		S-8(2)	10.1	8/5/2016
10.32	Form of Terms and Conditions for Annual RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan*		10-Q(2)	10.1	5/8/2014

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Date Filed
10.33	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended		8-K(2)	10.6	5/12/2016
10.34	Tax Matters Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.		8-K(2)	10.3	5/12/2016
10.35	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018*		10-Q(2)	10.2	5/4/2018
10.36	2020 Amended and Restated Employment Agreement between Marriott Vacations Worldwide Corporation and Jeanette E. Marbert*		10-K	10.44	2/27/2024
10.37	2020 Salary Reduction Agreement between Marriott Vacations Worldwide Corporation and Jeanette E. Marbert*		10-K	10.45	2/27/2024
10.38	Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.6	8/2/2024
10.39	Form of Call Option Transaction Confirmation		8-K	10.1	2/3/2021
10.40	Form of Warrant Confirmation		8-K	10.2	2/3/2021
10.41	Form of Base Call Option Transaction Confirmation		8-K	10.1	12/8/2022
10.42	Form of Base Warrant Confirmation		8-K	10.2	12/8/2022
10.43	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.52	2/27/2024
10.44	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.53	2/27/2024
10.45	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-K	10.54	2/27/2024
10.46	Form of Stock Appreciation Right Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.3	5/7/2024
10.47	Form of Restricted Stock Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.4	5/7/2024
10.48	Form of Performance Unit Agreement - Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		10-Q	10.5	5/7/2024
10.49	Support Agreement, dated May 27, 2025, between Impactive Capital LP and Marriott Vacations Worldwide Corporation		8-K	10.1	5/27/2025
10.50	John E. Geller, Jr. Separation Agreement and General Release of Claims		8-K	10.1	11/10/2025
10.51	Offer Letter Employment Agreement between Marriott Ownership Resorts, Inc. and Matthew E. Avril, dated as of November 9, 2025*	X
10.52	Stock Appreciation Right Agreement between Marriott Vacations Worldwide Corporation and Matthew E. Avril, dated as of November 13, 2025*	X
10.53	Restricted Stock Unit Agreement between Marriott Vacations Worldwide Corporation and Matthew E. Avril, dated as of November 13, 2025*	X

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Date Filed
10.54	CEO Employment Agreement, dated February 16, 2026 between the Company and Matthew Avril*		8-K	10.1	2/17/2026
10.55	President and COO Employment Agreement, dated February 16, 2026 between the Company and Michael Flaskey*		8-K	10.2	2/17/2026
19.1	Insider trading policies and procedures	X
21.1	Subsidiaries of Marriott Vacations Worldwide Corporation	X
22.1	List of the Issuer and its Guarantor Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
24.1	Powers of Attorney (included on the signature pages hereto)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		10-K	97.1	2/28/2025
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements

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

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date: February 27, 2026	By:	/s/ Matthew E. Avril
Matthew E. Avril
Chief Executive Officer
POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Matthew E. Avril, Jason P. Marino, and James H Hunter, IV, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on our behalf in the capacities and on the date indicated above.

Principal Executive Officer:

/s/ Matthew E. Avril	Chief Executive Officer and Director
Matthew E. Avril

Principal Financial Officer:

/s/ Jason P. Marino	Executive Vice President and Chief Financial Officer
Jason P. Marino

Principal Accounting Officer:

/s/ Kathleen A. Pighini	Senior Vice President, Corporate Controller and Chief Accounting Officer
Kathleen A. Pighini

Directors:

/s/ William J. Shaw	/s/ Mary E. Galligan
William J. Shaw, Director, Chairman	Mary E. Galligan, Director

/s/ C.E. Andrews	/s/ Jonice M. Gray
C.E. Andrews, Director	Jonice M. Gray, Director

/s/ Christian A. Asmar	/s/ William W. McCarten
Christian A. Asmar, Director	William W. McCarten, Director

/s/ James A. Dausch	/s/ Dianna F. Morgan
James A. Dausch, Director	Dianna F. Morgan, Director

/s/ Lizanne Galbreath	/s/ Stephen R. Quazzo
Lizanne Galbreath, Director	Stephen R. Quazzo, Director