Form 10-Q
period 2026-03-31
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2026-05-05
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 30, 2026 was 34,343,064.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, and unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUES
Sale of vacation ownership products	$343	$355
Management and exchange	216	215
Rental	176	169
Financing	92	88
Cost reimbursements	430	373
TOTAL REVENUES	1,257	1,200
EXPENSES
Cost of vacation ownership products	46	42
Marketing and sales	242	234
Management and exchange	120	117
Rental	140	123
Financing	41	36
Royalty fee	28	28
General and administrative	64	61
Depreciation and amortization	34	38
Litigation charges	2	7
Modernization	16	10
Restructuring	6	—
Impairment	—	2
Cost reimbursements	430	373
TOTAL EXPENSES	1,169	1,071
Gains and other income, net	2	13
Interest expense, net	(44)	(40)
Other	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	45	102
Provision for income taxes	(23)	(45)
NET INCOME	22	57
Net income attributable to noncontrolling interests	—	(1)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22	$56

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.64	$1.60
Diluted	$0.64	$1.46

CASH DIVIDENDS DECLARED PER SHARE	$0.80	$0.79
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions and unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
NET INCOME	$22	$57

Foreign currency translation adjustments	—	(1)
Reclassification of foreign currency translation adjustments realized upon disposition of an entity	(2)	—
Derivative instrument adjustment, net of tax	1	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(1)	(1)

Net income attributable to noncontrolling interests	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21	$55
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$268	$406
Restricted cash (including $93 and $81 from VIEs, respectively)	328	327
Accounts and contracts receivable, net (including $17 and $15 from VIEs, respectively)	416	428
Vacation ownership notes receivable, net (including $2,070 and $1,900 from VIEs, respectively)	2,567	2,565
Inventory	680	692
Property and equipment, net	944	950
Goodwill	2,958	2,958
Intangibles, net	696	711
Other (including $165 and $168 from VIEs, respectively)	779	720
TOTAL ASSETS	$9,636	$9,757

LIABILITIES AND EQUITY
Accounts payable	$270	$358
Advance deposits	172	163
Accrued liabilities (including $4 and $4 from VIEs, respectively)	383	376
Deferred revenue and other	466	371
Payroll and benefits liability	221	218
Deferred compensation liability	214	225
Securitized debt, net (including $2,329 and $2,173 from VIEs, respectively)	2,304	2,146
Debt, net	3,265	3,534
Other	120	142
Deferred taxes	229	231
TOTAL LIABILITIES	7,644	7,764
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,897,059 and 75,891,531 shares issued, respectively	1	1
Treasury stock — at cost; 41,561,920 and 41,767,498 shares, respectively	(2,415)	(2,427)
Additional paid-in capital	3,989	3,996
Accumulated other comprehensive loss	(12)	(11)
Retained earnings	429	434
TOTAL MVW STOCKHOLDERS' EQUITY	1,992	1,993
Noncontrolling interests	—	—
TOTAL EQUITY	1,992	1,993
TOTAL LIABILITIES AND EQUITY	$9,636	$9,757

The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions and unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES
Net income	$22	$57
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	34	38
Amortization of debt discount and issuance costs	5	5
Vacation ownership notes and contracts receivable reserve	50	50
Share-based compensation	10	7
Impairment	—	2
Foreign currency remeasurement loss (gain)	3	(3)
Deferred income taxes	(1)	(15)
Net change in assets and liabilities:
Accounts and contracts receivable	15	—
Vacation ownership notes receivable originations	(241)	(233)
Vacation ownership notes receivable collections	185	176
Inventory	11	1
Other assets	(122)	(129)
Accounts payable, advance deposits and accrued liabilities	(47)	(13)
Deferred revenue and other	95	88
Payroll and benefit liabilities	4	(13)
Deferred compensation liability	(8)	(5)
Other liabilities	(15)	(5)
Purchase and development of property for future transfer to inventory	—	(2)
Other, net	(4)	2
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	(4)	8
INVESTING ACTIVITIES
Proceeds from disposition of entity	50	—
Capital expenditures for property and equipment (excluding inventory)	(8)	(14)
Purchase of company owned life insurance	—	(4)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	42	(18)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions and unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
FINANCING ACTIVITIES
Borrowings from securitization transactions	354	206
Repayment of debt related to securitization transactions	(198)	(197)
Proceeds from debt	885	340
Repayments of debt	(1,152)	(277)
Finance lease payment	(2)	(2)
Payment of debt and securitized debt issuance costs	—	(5)
Repurchase of common stock	—	(36)
Payment of dividends	(55)	(55)
Payment of withholding taxes on vesting of restricted stock units	(6)	(6)
Net cash, cash equivalents and restricted cash used in financing activities	(174)	(32)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	1
Change in cash, cash equivalents and restricted cash	(137)	(41)
Cash, cash equivalents and restricted cash, beginning of period	733	528
Cash, cash equivalents and restricted cash, end of period	$596	$487

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$1	$1

Interest paid, net of amounts capitalized	53	54
Income taxes paid, net of refunds	4	4

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions and unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2025	$1	$(2,427)	$3,996	$(11)	$434	$1,993	$—	$1,993
—	Net income	—	—	—	—	22	22	—	22
—	Reclassification of foreign currency translation adjustments realized upon disposition of entity	—	—	—	(2)	—	(2)	—	(2)
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	12	(7)	—	—	5	—	5
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2026	$1	$(2,415)	$3,989	$(12)	$429	$1,992	$—	$1,992

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2024	$1	$(2,378)	$3,975	$(8)	$852	$2,442	$(1)	$2,441
—	Net income	—	—	—	—	56	56	1	57
—	Foreign currency translation adjustments	—	—	—	(1)	—	(1)	—	(1)
	Share-based compensation plans	—	8	(7)	—	—	1	—	1
—	Repurchase of common stock	—	(36)	—	—	—	(36)	—	(36)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2025	$1	$(2,406)	$3,968	$(9)	$881	$2,435	$—	$2,435
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The Interim Consolidated Financial Statements present the results of operations, financial position and cash flows of Marriott Vacations Worldwide Corporation (referred to in this report as (i) “we,” “us,” “Marriott Vacations Worldwide,” “MVW,” or the “Company,” which includes our consolidated subsidiaries except where the context of the reference is to a single corporate entity, or (ii) “MVWC,” which shall refer only to Marriott Vacations Worldwide Corporation, without its consolidated subsidiaries). In order to make this report easier to read, we refer throughout to (i) our Interim Consolidated Financial Statements as our “Financial Statements,” (ii) our Interim Consolidated Statements of Income as our “Income Statements,” (iii) our Interim Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Interim Consolidated Statements of Cash Flows as our “Cash Flows.” In addition, references throughout to numbered “Footnotes” refer to the numbered notes in the Financial Statements, unless otherwise noted. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). We also use certain other terms that are defined within these Financial Statements.
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
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position, the results of our operations, and cash flows for the periods presented. Interim results may not be indicative of fiscal year performance because of, among other reasons, general macroeconomic conditions, including inflationary pressures and seasonal and short-term variations. These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe our footnote disclosures are adequate to make the information presented not misleading, the Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our 2025 Annual Report.
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
Certain amounts from the prior fiscal year have been reclassified to conform to the current period presentation.
Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the first quarter of 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $3 million and $4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards
Accounting Standards Update 2024-04 - “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”)
In November 2024, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2024-04, which requires an entity to account for certain early settlements of convertible debt instruments as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing convertible debt instrument. We adopted ASU 2024-04 on a prospective basis on January 1, 2026, with no impact to our financial statements or disclosures.
Accounting Standards Update 2025-05 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”)
In July 2025, the FASB issued ASU 2025-05, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for short-term assets. We adopted ASU 2025-05 on a prospective basis on January 1, 2026, with no material impact to our financial statements or disclosures.
Accounting Standards Update 2025-11 - “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”)
In December 2025, the FASB issued ASU 2025-11, which updates ASC 270 to improve clarity and consistency, without fundamentally altering the nature or scope of interim reporting requirements. The guidance provides a comprehensive list of interim disclosures required by GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the last annual reporting period. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We adopted ASU 2025-11 on a prospective basis on January 1, 2026, with no impact to our financial statements or disclosures.
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
Accounting Standards Update 2025-09 - “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”)
In November 2025, the FASB issued ASU 2025-09, which amends certain aspects of hedge accounting guidance under Accounting Standards Codification (“ASC”) 815. The amendments clarify the assessment of risk for cash flow hedges; provide guidance on hedges of forecasted interest payments on choose‑your‑rate debt; expand the application of hedge accounting to certain nonfinancial forecasted transactions; permit the use of net written options as hedging instruments; and address the accounting for dual hedges of foreign‑currency‑denominated debt. This update is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. We are evaluating the impact that the adoption of this update, including the timing of implementation, will have on our financial statements and disclosures.

3.	DISPOSITIONS
Cancun, Mexico
During the first quarter of 2026, we disposed of an entity that owned and operated a Vacation Ownership segment hotel in Cancun, Mexico, for proceeds of $50 million, consistent with our strategy to monetize non-core assets. The net carrying value of the entity disposed of, as of the date of the disposition, was $50 million, the majority of which was comprised of property and equipment that was recorded in Other Assets on our balance sheet. As a result of this disposition, we recorded a gain of $2 million in Gains and other income, net on our Income Statements for the three months ended March 31, 2026, which related to the realization of cumulative foreign currency translation gains.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended March 31, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$343	$—	$—	$343
Ancillary revenues	65	1	—	66
Management fee revenues	56	2	(1)	57
Exchange and other services revenues	35	41	17	93
Management and exchange	156	44	16	216
Rental	167	9	—	176
Cost reimbursements	435	4	(9)	430
Revenue from contracts with customers	1,101	57	7	1,165
Financing	92	—	—	92
Total Revenues	$1,193	$57	$7	$1,257

	Three Months Ended March 31, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$355	$—	$—	$355
Ancillary revenues	65	1	—	66
Management fee revenues	55	3	(1)	57
Exchange and other services revenues	35	42	15	92
Management and exchange	155	46	14	215
Rental	159	10	—	169
Cost reimbursements	378	2	(7)	373
Revenue from contracts with customers	1,047	58	7	1,112
Financing	88	—	—	88
Total Revenues	$1,135	$58	$7	$1,200

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended March 31, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$687	$22	$7	$716
Goods or services transferred at a point in time	414	35	—	449
Revenue from contracts with customers	$1,101	$57	$7	$1,165

	Three Months Ended March 31, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$620	$21	$7	$648
Goods or services transferred at a point in time	427	37	—	464
Revenue from contracts with customers	$1,047	$58	$7	$1,112
Sale of Vacation Ownership Products
Revenues were reduced during the first quarter of 2026 by $4 million due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either March 31, 2026 or December 31, 2025.

($ in millions)	At March 31, 2026	At December 31, 2025
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$276	$271
Vacation ownership notes receivable, net	2,567	2,565
	$2,843	$2,836
Contract Liabilities(1)
Advance deposits	$172	$163
Deferred revenue and other	466	371
	$638	$534
(1)Includes $108 million and $99 million of other refundable deposits at March 31, 2026 and December 31, 2025, respectively.
Revenue recognized during the first quarter of 2026 that was included in our contract liabilities balance at December 31, 2025 was $120 million.
Remaining Performance Obligations
Our recorded contract liabilities (excluding other refundable deposits) represent the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026. At March 31, 2026, approximately 90% of the recorded contract liabilities are expected to be recognized as revenue over the next two years.

Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At March 31, 2026	At December 31, 2025
Receivables from contracts with customers, net	$276	$271
Interest receivable	20	20
Tax receivable	60	77
Indemnification assets	37	40
Employee tax credit receivable	4	4
Other	19	16
	$416	$428

5.	INCOME TAXES
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
Our effective tax rate was 50.3% and 43.6% for the three months ended March 31, 2026 and March 31, 2025, respectively.
The effective tax rate for the three months ended March 31, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to a permanent adjustment related to interest on installment sales, higher projected foreign losses, for which a valuation allowance was recorded, and discrete income tax adjustments, primarily associated with foreign operations, including a $6 million cumulative adjustment related to a foreign tax provision, and share-based compensation.
The effective tax rate for the three months ended March 31, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to lower pre-tax book income forecast at that time for the year 2025, which was largely driven by our modernization efforts and related costs expected to be incurred, higher expected foreign losses, for which a valuation allowance was recorded, and discrete income tax adjustments, primarily related to share-based compensation.
Our income tax returns remain subject to examination by the relevant tax authorities. Certain returns are currently under audit in various jurisdictions for tax years 2007 through 2024. The amount of the unrecognized tax benefits may change within the next twelve months as a result of audits or resolution of audit-related matters.
During the third quarter of 2025, the One Big Beautiful Bill Act was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under ASC 740, “Income Taxes,” the effects of changes in tax laws must be recognized in the period of enactment. The provisions effective during the first quarter of 2026, did not have a material impact on our effective tax rate for the quarter ended March 31, 2026, but we continue to assess the potential impact of these legal changes, including provisions that become effective later in 2026, on our business and financial results.

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

	March 31, 2026			December 31, 2025
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$2,021	$49	$2,070	$1,843	$57	$1,900

Eligible for securitization(1)	93	—	93	152	—	152
Not eligible for securitization(1)	397	7	404	508	5	513
Non-securitized	490	7	497	660	5	665

Total	$2,511	$56	$2,567	$2,503	$62	$2,565

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following table shows future principal payments, net of reserves, and interest rates for our vacation ownership notes receivable at March 31, 2026.

($ in millions)	Non-Securitized	Securitized	Total
2026, remaining	$81	$129	$210
2027	74	176	250
2028	62	180	242
2029	51	180	231
2030	38	184	222
Thereafter	191	1,221	1,412
Balance at March 31, 2026	$497	$2,070	$2,567
Weighted average stated interest rate	11.4%	13.4%	12.9%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
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
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 730 and 729, at March 31, 2026 and December 31, 2025, respectively, based upon the FICO score of the borrower at the time of origination.

The following tables show vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Vacation Ownership Notes Receivable as of March 31, 2026
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,662	$645	$62	$416	$2,785
Hyatt Vacation Ownership	231	85	3	4	323
	$1,893	$730	$65	$420	$3,108

	Vacation Ownership Notes Receivable as of December 31, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,645	$652	$61	$414	2,772
Hyatt Vacation Ownership	233	88	3	4	328
	$1,878	$740	$64	$418	$3,100
The following tables detail the origination year of our vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of March 31, 2026, and gross write-offs by brand for the first quarter of 2026.

	Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2026	2025	2024	2023	2022 & Prior	Total
700 +	$153	$514	$371	$227	$397	$1,662
600 - 699	33	164	139	100	209	645
< 600	5	18	13	8	18	62
No Score	48	167	91	51	59	416
	$239	$863	$614	$386	$683	$2,785

Gross write-offs	$—	$9	$11	$7	$11	$38

	Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2026	2025	2024	2023	2022 & Prior	Total
700 +	$25	$74	$43	$31	$58	$231
600 - 699	5	28	16	11	25	85
< 600	—	2	1	—	—	3
No Score	1	1	—	1	1	4
	$31	$105	$60	$43	$84	$323

Gross write-offs	$—	$2	$3	$1	$4	$10
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Interest income - securitized vacation ownership notes receivable	$78	$74
Interest income - non-securitized vacation ownership notes receivable	12	12
Total interest income associated with vacation ownership notes receivable	$90	$86

Vacation Ownership Notes Receivable Reserve
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. The following table summarizes the activity related to our originated vacation ownership notes receivable reserve during the first quarter of 2026.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2025	$242	$285	$527
Increase in vacation ownership notes receivable reserve	50	3	53
Securitizations	(56)	56	—
Write-offs	(46)	—	(46)
Defaulted vacation ownership notes receivable repurchase activity(1)	36	(36)	—
Balance at March 31, 2026	$226	$308	$534

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

For our acquired vacation ownership notes receivable, the remaining reserve was $7 million as of March 31, 2026, and we recorded $2 million of write-offs for the three months ended March 31, 2026.
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 13.36% as of March 31, 2026 and 13.51% as of December 31, 2025. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $15 million as of both March 31, 2026 and December 31, 2025.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at March 31, 2026	$174	$24	$198
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2025	$165	$20	$185
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026			As of December 31, 2025
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$26	$73	$99	$27	$67	$94
91 – 120 days past due	8	20	28	12	17	29
Greater than 120 days past due	166	4	170	153	3	156
Total past due	200	97	297	192	87	279
Current	525	2,286	2,811	720	2,101	2,821
Total vacation ownership notes receivable	$725	$2,383	$3,108	$912	$2,188	$3,100

7.	FINANCIAL INSTRUMENTS
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

	At March 31, 2026		At December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,567	$2,658	$2,565	$2,645
Contracts receivable for financed VOI sales, net	72	72	95	95
Other assets	165	165	168	168
Total financial assets	$2,804	$2,895	$2,828	$2,908

Securitized debt, net	$(2,304)	$(2,343)	$(2,146)	$(2,196)
Term Loan, net	(778)	(784)	(780)	(788)
Revolving Corporate Credit Facility, net	(306)	(310)	—	—
2028 Notes, net	(349)	(345)	(348)	(346)
2029 Notes, net	(497)	(472)	(497)	(479)
2033 Notes, net	(567)	(547)	(567)	(553)
2026 Convertible Notes, net	—	—	(575)	(564)
2027 Convertible Notes, net	(570)	(542)	(569)	(548)
Total financial liabilities	$(5,371)	$(5,343)	$(5,482)	$(5,474)
Vacation Ownership Notes Receivable

	At March 31, 2026		At December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$2,070	$2,157	$1,900	$1,975

Eligible for securitization	93	97	152	157
Not eligible for securitization	404	404	513	513
Non-securitized	497	501	665	670

Total	$2,567	$2,658	$2,565	$2,645
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

The table above shows the bifurcation of our vacation ownership notes receivable that have not been securitized into those eligible and not eligible for securitization based upon the aforementioned eligibility criteria. We estimate the fair value of the portion of our vacation ownership notes receivable that have not been securitized that we believe will ultimately be securitized in the same manner as vacation ownership notes receivable that have been securitized. We value the remaining vacation ownership notes receivable that have not been securitized at their carrying value. We believe that the carrying value of these particular vacation ownership notes receivable approximates fair value because the stated, or otherwise imputed, interest rates of these loans are generally consistent with current market rates and the reserve for these vacation ownership notes receivable appropriately accounts for risks in default rates, prepayment rates, discount rates, and loan terms. We concluded that this fair value measurement should be categorized within Level 3.
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
Other Assets
Other assets include $165 million and $168 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at March 31, 2026 and December 31, 2025, respectively, that are held in a rabbi trust. The rabbi trust is considered a VIE, which we consolidate because we are the primary beneficiary as we direct the activities of the trust and are the beneficiary of the trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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

	Three Months Ended
(in millions, except per share amounts)	March 31, 2026	March 31, 2025
Net income attributable to common stockholders	$22	$56
Shares for basic earnings per share	34.5	35.1
Basic earnings per share	$0.64	$1.60

	Three Months Ended
(in millions, except per share amounts)	March 31, 2026	March 31, 2025
Net income attributable to common stockholders	$22	$56
Add back of interest expense related to convertible notes, net of tax	—	5
Numerator used to calculate diluted earnings per share	$22	$61

Shares for basic earnings per share	34.5	35.1
Effect of dilutive shares outstanding
Restricted stock units	0.3	0.2
2026 Convertible Notes	—	3.7
2027 Convertible Notes	—	3.0
Shares for diluted earnings per share	34.8	42.0
Diluted earnings per share	$0.64	$1.46
We excluded $4 million of interest expense, net of tax, and 3.1 million of potentially dilutive securities related to convertible notes from the above calculation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2026, as the effects would have been anti-dilutive.
The computations of diluted earnings per share attributable to common stockholders above exclude approximately 890,000 and 529,000 shares of common stock, the maximum number of shares issuable as of March 31, 2026 and March 31, 2025, respectively, upon the vesting of certain performance-based and market-based awards, because the performance or market conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the first quarter of 2026, we excluded from our calculation of diluted earnings per share 1,195,884 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $68.03 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first quarter of 2025, we excluded from our calculation of diluted earnings per share 788,607 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $71.17 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At March 31, 2026	At December 31, 2025
Real estate inventory(1)	$672	$684
Other	8	8
	$680	$692

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $5 million during the first quarter of 2026 and $13 million during the first quarter of 2025.
In addition to the above, at March 31, 2026 and December 31, 2025, we had $230 million and $224 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
We also had deposits on future purchases of inventory of $34 million at March 31, 2026, of which $25 million was included in Other assets and $9 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $31 million at December 31, 2025, of which $26 million was included in Other assets and $5 million was included in Accounts and contracts receivable, net on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of March 31, 2026, we had the following commitments outstanding:
•We have various agreements for cloud computing and outsourcing of development, maintenance and support related to information technology that we use in the normal course of business. We expect aggregate obligations under these contracts of $130 million, of which we expect $51 million, $34 million, $17 million, $11 million, $11 million and $6 million will be paid in the remainder of 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.
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
•We have a remaining commitment of $37 million to purchase 60 vacation ownership units located in Khao Lak, Thailand, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2026, and we expect to make remaining payments with respect to these units as follows: $4 million in 2027, and $33 million in 2028.
•In connection with our recent sale of a hotel in Cancun, we entered into a commitment to purchase vacation ownership units located in Puerto Vallarta, Mexico, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of 64 vacation ownership units in 2028, and we expect to make payments of $46 million in 2028. See Footnote 3 “Dispositions” for further details on our sale of a hotel in Cancun in the first quarter of 2026.
•We have a remaining commitment of $11 million to purchase 32 vacation ownership units located in Bali, Indonesia, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in 2026, and we expect to make remaining payments with respect to these units when specific construction milestones are completed as follows: $10 million in the remainder of 2026 and $1 million in 2027.
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this commitment.

As of March 31, 2026, we had $12 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $11 million were related to and in lieu of reserves required for certain of our outstanding securitization transactions. In addition, as of March 31, 2026, we had $13 million in letters of credit outstanding that were related to and in lieu of reserves required for certain other outstanding securitization transactions, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Surety bonds issued as of March 31, 2026 totaled $140 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At March 31, 2026, our expected commitment for the remainder of 2026 is $22 million, which will ultimately be recorded as a component of rental expense on our income statement.
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

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2026	At December 31, 2025
Vacation ownership notes receivable securitizations, gross(1)	$1,986	$2,173
Unamortized debt discount and issuance costs	(24)	(27)
	1,962	2,146

Warehouse Credit Facility, gross(2)	343	—
Unamortized debt issuance costs(3)	(1)	—
	342	—

	$2,304	$2,146

(1)Interest rates as of March 31, 2026 range from 1.5% to 6.6%, with a weighted average interest rate of 4.8%.
(2)Effective interest rate as of March 31, 2026 was 4.8%.
(3) Excludes $2 million of unamortized debt issuance costs classified as a component of Other Assets on our Balance Sheet as of December 31, 2025, as no cash borrowings were outstanding under the Warehouse Credit Facility at that time.

All of our securitized debt is non-recourse. See Footnote 15 “Variable Interest Entities” for a discussion of the collateral for the non-recourse debt associated with our securitized debt.

The following table shows anticipated future principal payments for our securitized debt as of March 31, 2026.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payment Year
2026, remaining	$131	$18	$149
2027	173	19	192
2028	179	306	485
2029	180	—	180
2030	182	—	182
Thereafter	1,141	—	1,141
	$1,986	$343	$2,329

(1)Excludes future Warehouse Credit Facility renewals or refinancing through ABS transactions.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the first quarter of 2026, and as of March 31, 2026, we had 12 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
Subsequent to the end of the first quarter of 2026, we securitized a pool of $470 million of vacation ownership notes receivable. In connection with the securitization, $460 million in vacation ownership loan backed notes were issued by MVW 2026-1 LLC (the “2026-1 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2026-1 LLC: $277 million of Class A Notes, $97 million of Class B Notes, and $86 million of Class C Notes. The Class A Notes have an interest rate of 4.67%, the Class B Notes have an interest rate of 4.97%, and the Class C Notes have an interest rate of 5.36%, for an overall weighted average interest rate of 4.86%. Proceeds from the transaction, net of fees, were used to repay outstanding credit facility obligations and for other general corporate purposes.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis, has a borrowing capacity of $500 million, and expires on June 11, 2027. The credit spread for the Warehouse Credit Facility is 110 basis points over the Secured Overnight Financing Rate (“SOFR”).

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At March 31, 2026	At December 31, 2025
Corporate Credit Facility
Term Loan(1)	$786	$788
Unamortized debt discount and issuance costs	(8)	(8)
	778	780

Revolving Corporate Credit Facility(2)	310	—
Unamortized debt issuance costs(3)	(4)	—
	306	—
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(1)	(2)
	349	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(3)	(3)
	497	497

2033 Notes	575	575
Unamortized debt discount and issuance costs	(8)	(8)
	567	567
Convertible Notes
2026 Convertible Notes	—	575
Unamortized debt issuance costs	—	—
	—	575

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(5)	(6)
	570	569

Finance Leases	198	198
	$3,265	$3,534

(1)The effective interest rate as of March 31, 2026 was 5.9%.
(2)The effective interest rate as of March 31, 2026 was 5.3%.
(3) Excludes $4 million of unamortized debt issuance costs classified as a component of Other Assets on our Balance Sheet as of December 31, 2025, as no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of March 31, 2026.

	Payments Year
($ in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Term Loan	$6	$8	$8	$8	$8	$748	$786
Revolving Corporate Credit Facility	—	—	—	—	310	—	310
2028 Notes	—	—	350	—	—	—	350
2029 Notes	—	—	—	500	—	—	500
2033 Notes	—	—	—	—	—	575	575
2027 Convertible Notes	—	575	—	—	—	—	575
	$6	$583	$358	$508	$318	$1,323	$3,096
Corporate Credit Facility
Our corporate credit facility (the “Corporate Credit Facility”) provides support for our business, including ongoing liquidity and letters of credit, and consists of an $800 million term loan facility (the “Term Loan”) which is scheduled to mature on April 1, 2031, and a revolving credit facility with a borrowing capacity of $800 million (the “Revolving Corporate Credit Facility”), which includes a letter of credit sub-facility of $150 million, that terminates on March 24, 2030.
During the second quarter of 2025, we entered into a $300 million interest rate swap pursuant to which we pay interest at a fixed rate of 3.344% and receive interest at a floating rate (SOFR) through May 2027 to hedge a portion of our interest rate risk on the Term Loan. This interest rate swap has been designated and qualifies as a cash flow hedge of interest rate risk and is recorded in Other Assets on our Balance Sheet as of March 31, 2026 and in Other Liabilities on our Balance Sheet as of December 31, 2025. We characterize payments we make or receive in connection with this derivative instrument as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
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
Convertible Notes
2026 Convertible Notes Maturity
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bore interest at a rate of 0.00%. The 2026 Convertible Notes matured at par on January 15, 2026, at which time none of the 2026 Convertible Notes were converted and all were settled in cash, and the deferred financing costs were fully amortized. Amortization of debt issuance costs related to the 2026 Convertible Notes was less than $1 million during the first quarter of 2026 and $1 million for the first quarter of 2025.
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire 3.9 million shares of our common stock.
The 2026 Convertible Note Hedges expired upon the maturity of the 2026 Convertible Notes on January 15, 2026, and none were exercised. The 2026 Warrants expire in ratable portions over the 70 trading day period commencing on April 15, 2026. As of March 31, 2026, the strike price of the 2026 Warrants was subject to adjustment to approximately $184.74 as a result of the dividends we declared since the issuance of the 2026 Warrants that were greater than the quarterly dividend we paid when the 2026 Warrants were issued. As of March 31, 2026, no 2026 Warrants have been exercised.
2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of March 31, 2026 to 5.3162 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $188.10 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 31, 2026, the effective interest rate was 3.88%.
The following table provides the components of interest expense related to the 2027 Convertible Notes.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Contractual interest expense	$4	$4
Amortization of debt issuance costs	1	1
	$5	$5
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.1 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.1 million shares of our common stock, in each case, as of March 31, 2026. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $188.10 and $283.92, respectively, as of March 31, 2026, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
Security and Guarantees
Amounts borrowed under the Corporate Credit Facility, as well as obligations with respect to letters of credit issued pursuant to the Corporate Credit Facility, are secured by a perfected first priority security interest in substantially all of the assets of the borrowers under, and guarantors of, that facility (which include MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose entities), subject to certain exceptions. In addition, the Corporate Credit Facility, the 2027 Convertible Notes, the 2028 Notes, the 2029 Notes, and the 2033 Notes are guaranteed by MVWC and certain of our direct and indirect, existing and future, domestic subsidiaries, excluding certain bankruptcy remote special purpose entities.

13.	STOCKHOLDERS’ EQUITY
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At March 31, 2026, there were 75,897,059 shares of Marriott Vacations Worldwide common stock issued, of which 34,335,139 shares were outstanding and 41,561,920 shares were held as treasury stock. At December 31, 2025, there were 75,891,531 shares of Marriott Vacations Worldwide common stock issued, of which 34,124,033 shares were outstanding and 41,767,498 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of March 31, 2026 or December 31, 2025.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of March 31, 2026, approximately $322 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2026.

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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	26,795,163	$2,522	$94.12
For the first quarter of 2026	—	—	$—
As of March 31, 2026	26,795,163	$2,522	$94.12
Dividends
We declared cash dividends to holders of our common stock during the first quarter of 2026 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 19, 2026	March 4, 2026	March 18, 2026	$0.80

14.	SHARE-BASED COMPENSATION
We maintain the Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”) for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. A total of approximately 3 million shares were authorized for issuance pursuant to grants under the MVW Equity Plan. As of March 31, 2026, less than 1 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Service-based RSUs	$9	$6
SARs	1	1
	$10	$7
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At March 31, 2026	At December 31, 2025
Service-based RSUs	$51	$26
Performance-based RSUs	8	7
Market-based RSUs	8	—
	67	33
SARs	11	2
	$78	$35

Restricted Stock Units
We granted 581,550 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $61.39, to our employees and non-employee directors during the first quarter of 2026. During the first quarter of 2026, we also granted one-time performance-based RSUs (the “PSUs”), which are subject to performance-based vesting conditions, to certain executives. A maximum of 300,000 RSUs may be earned under the performance-based RSU awards granted during the first quarter of 2026. The PSUs vest over a three-year performance period beginning January 1, 2026 subject to continuous service, and are earned based on the achievement of the highest cumulative performance metric achieved during any four consecutive quarters relative to specified performance thresholds.
During the first quarter of 2026, we also granted one-time market-based RSUs (“MRSUs”) to certain executives. A maximum of 300,000 shares can be earned under the MRSUs. The MRSUs vest over a 3.5 year performance period beginning January 1, 2026, subject to continuous service and are earned based on the Company’s stock price exceeding specified thresholds. The grant date fair value of $51.38 per share for the MRSUs, was determined using a Monte Carlo simulation model, based on an expected volatility of 45.57%, a risk-free interest rate of 3.54% and a dividend yield of 4.56%. Compensation expense for the MRSUs is recognized straight line over the requisite service period.
The PSUs and MRSUs are required to be settled in shares, or cash if sufficient shares are not available under the MVW Equity Plan, and are classified as equity under ASC 718, Compensation—Stock Compensation.
Stock Appreciation Rights
We granted 473,405 SARs, with a weighted average grant-date fair value of $23.59 and a weighted average exercise price of $68.21, to members of management during the first quarter of 2026. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected term was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected term. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first quarter of 2026:

Expected volatility	50.41% - 50.73%
Dividend yield	4.40% - 4.56%
Risk-free rate	3.73% - 3.95%
Expected term (in years)	6.00 - 6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at March 31, 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,731	$339	$2,070
Interest receivable	14	3	17
Restricted cash	80	13	93
Total	$1,825	$355	$2,180
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	1,986	343	2,329
Total	$1,989	$344	$2,333

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first quarter of 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$67	$11	$78
Interest expense	$25	$3	$28
Debt issuance cost amortization	$3	$—	$3
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Cash Inflows
Principal receipts	$153	$141
Interest receipts	68	65
Total	221	206
Cash Outflows
Principal payments	(150)	(140)
Voluntary repurchases of defaulted vacation ownership notes receivable	(38)	(43)
Interest payments	(25)	(23)
Total	(213)	(206)
Net Cash Flows	$8	$—
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$354	$206
Principal receipts	17	17
Interest receipts	8	9
Total	379	232
Cash Outflows
Principal payments	(10)	(14)
Interest payments	(2)	(3)
Funding of restricted cash	(2)	(9)
Total	(14)	(26)
Net Cash Flows	$365	$206
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
Other Variable Interest Entities
We have a commitment to purchase completed vacation ownership units located in Waikiki, Hawaii for $41 million in 2026. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of March 31, 2026, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, and $4 million in Property and equipment, net. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $5 million as of March 31, 2026.

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
Our CODM evaluates the performance of our segments based primarily on the results of the segment without allocating corporate expenses or income taxes. We do not allocate corporate interest expense or indirect general and administrative expenses to our segments. We include interest income specific to segment activities within the appropriate segment. We allocate depreciation and amortization, other gains and losses, equity in earnings or losses from our joint ventures, and noncontrolling interest to each of our segments as appropriate. Corporate and other represents that portion of our results that are not allocable to our segments, including those relating to consolidated owners’ associations and modernization, as our CODM does not use this information to make operating segment resource allocations.
Our CODM uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments, and the components of net income attributable to common stockholders excluded from Adjusted EBITDA are not separately evaluated. Our CODM reviews budget-to-actual and/or forecast-to-actual variances on a monthly basis using Adjusted EBITDA to make decisions about capital allocation and resource distribution to the segments. Adjusted EBITDA is defined as net income attributable to common stockholders, before interest expense (excluding consumer financing interest expense), income taxes, depreciation and amortization, excluding share-based compensation expense and amortization of cloud computing software implementation costs, and adjusted for certain items that affect the comparability of our operating performance. We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.
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

	Three Months Ended
	March 31, 2026			March 31, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$1,193	$57	$1,250	$1,135	$58	$1,193
Reconciliation of revenues
Corporate and other(1)			7			7
Total consolidated revenues			$1,257			$1,200

Cost of vacation ownership products	(46)	—		(42)	—
Marketing and sales	(242)	—		(234)	—
Management and exchange	(72)	(30)		(72)	(29)
Rental	(143)	—		(126)	—
Financing(2)	(41)	—		(36)	—
Royalty fee	(28)	—		(28)	—
Other segment items(3)	(433)	(3)		(376)	(1)
Segment Adjusted EBITDA	188	24	212	221	28	249
Corporate and other(1)			(51)			(57)
Interest expense, net(2)			(44)			(40)
Depreciation and amortization			(34)			(38)
Share-based compensation expense			(10)			(7)
Amortization of cloud computing software implementation costs			(1)			(1)
Certain items			(27)			(5)
Provision for income taxes			(23)			(45)
Net income attributable to common stockholders			$22			$56
(1)Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative expenses, and transaction and integration costs. In addition, Corporate and Other includes revenues and expenses from Consolidated Property Owners’ Associations. Our CODM does not use this information for operating segment resource allocations.
(2)Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the first quarter of 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $3 million and $4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
(3)Other segment items include cost reimbursements, share-based compensation, amortization of cloud computing software implementation costs, and other.

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
The following table shows the composition of our Modernization expense.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Advisory services	$—	$9
Consulting (implementation)	9	—
Transition costs	3	—
Technology	4	—
Other	—	1
	$16	$10
The following table presents the activity for this accrual on our Balance Sheet related to our Modernization efforts.

($ in millions)
Balance at December 31, 2025	$26
Modernization expenses	16
Cash payments	(17)
Balance at March 31, 2026	$25
During the third quarter of 2025, we entered into outsourced service arrangements and completed the transition of a portion of certain corporate overhead functions to outsourced service providers. The arrangements are for terms of five to six years, and are cancellable for convenience by us subject to a termination penalty. As of March 31, 2026, our aggregate expected obligation under these arrangements is $131 million, of which $31 million, $27 million, $26 million, $26 million, $18 million, and $3 million is expected to be paid in the remainder of 2026, 2027, 2028, 2029, 2030, and thereafter, respectively, and the total penalties for early termination are $25 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations, cash flows, financial condition, leverage, liquidity, rental profit; dividend payments; business strategies and management priorities for 2026, including improving profitability and cash flow, accelerating growth, lower costs and monetize non-core assets and key initiatives to enhance the quality and composition of our sales Tours, increase Tour flow and strengthen cost discipline; expected improvements in Tour quality, VPG, and default rates on newly originated vacation ownership notes receivable; financing plans, financing terms and the adequacy of capital to meet short-term and long-term liquidity requirements; our expectations regarding the objectives, costs and benefits of our modernization efforts; our plan to reduce our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding inventory spending; and the impact of inventory repurchases and timing of payments for inventory. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes, including those affecting international trade or travel; future health crises and related governmental responses and their potential adverse effects; variations in demand for vacation ownership and exchange products and services; failure of vendors and other third parties to timely comply with their contractual obligations; worker absenteeism; price inflation; difficulties associated with implementing new or maintaining existing technologies; the ability to use artificial intelligence (“AI”) technologies successfully and potential business, compliance, or reputational risks associated with the use of AI technologies; changes in privacy and other laws and regulations affecting our business; the impact of a future banking crisis; impacts from natural or man-made disasters; delinquency and default rates; global supply chain disruptions; volatility in the international and national economy and credit markets, the impacts of ongoing global conflicts and related sanctions and other measures; our ability to attract and retain our global workforce; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2025 Annual Report, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
The risk factors discussed in “Risk Factors” in our 2025 Annual Report, and under Item 1A of Part II of this Quarterly Report could cause actual results to differ materially from those expressed or implied in forward-looking statements in this Quarterly Report. There may be other risks and uncertainties that we cannot predict at this time or that we currently do not expect will have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those we express in forward-looking statements.
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
•Contract sales reflects the pace of sales in our business and excludes contract sales from the sale of vacation ownership products for non-consolidated joint ventures.
•Volume per guest (“VPG”) is calculated as contract sales, excluding fractional sales, telesales, resales, and other sales that are not attributed to a sales tour (collectively, “Tours” as defined below) divided by the number of Tours conducted during the applicable period. We believe that VPG is a key driver of profitability as it reflects both the average contract price and the effectiveness of converting touring guests into purchasers.
•Tours is defined as the number of sales tours conducted during the applicable period, including virtual and offsite sales tours and excluding telesales.
•Development profit margin is calculated as Development profit divided by revenues from the sale of vacation ownership products. Development profit represents revenues from the sale of vacation ownership products, net of the cost of vacation ownership products and related marketing and sales costs. We believe that Development profit margin is a key indicator of the profitability of our development activities and the effectiveness of our associated marketing and sales efforts.
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
•Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues less cost reimbursements revenues.
•Segment Adjusted EBITDA margin is calculated as Segment Adjusted EBITDA divided by the respective segment’s total revenues less cost reimbursements revenues.
NM = Not meaningful.
Management Priorities
Our management priorities for 2026 are as follows:
•Improve profitability and cash flow by driving higher free cash flow conversion through disciplined execution, tighter working capital and capital spending, and focusing on EBITDA performance.
•Strengthen leadership and talent through onboarding new leadership with the external expertise to drive improvement in consistency and long-term growth execution. We have also retained key existing leadership and talent throughout the organization to ensure continuity and retain historical business knowledge.
•Accelerate near-term, sustainable revenue growth by increasing contract sales through strengthened marketing and sales leadership, hiring proven frontline sales talent and critically improving our daily management discipline throughout our operating ecosystem. Inflight initiatives are intended to expand and diversify marketing opportunities. This will occur by improving lead generation, marketing efficiency and enhancing our products and services. The enhanced owner experience and events platforms should increase owner retention and generate referrals of potential new customers to support contract sales growth and higher VPG. We expect the financial benefits of these actions to become more evident in the second half of 2026 and into 2027 as we build a Tour pipeline that reflects these changes. In the interim, we expect that marketing and sales expenses will remain higher than 2025 to support these new initiatives in the near-term.
•Lower cost base by emphasizing operating discipline to drive improved cash flow through execution and cost management.
•Protect and grow recurring, high margin revenue streams thorough sustaining stable performance in our financing and management and exchange businesses to support earnings durability and cash flow.
•Disciplined capital allocation to fund the highest-return growth initiatives while prioritizing liquidity and balance sheet flexibility.
•Monetize non-core assets to generate proceeds and support deleveraging and reinvestment priorities. By the end of 2027 we expect to generate between $200 million and $250 million of gross cash proceeds from the disposition of non-core assets Proceeds of $50 million were realized in the first quarter of 2026 from the disposition of a hotel in Cancun, Mexico and over $125 million of additional gross proceeds from dispositions are expected for the remainder of 2026.
•Optimize geographic mix by scaling back our operations in lower return areas, including our Asia Pacific business, to improve capital efficiency overall and future margins.

Consolidated Results

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
REVENUES
Sale of vacation ownership products	$343	$355
Management and exchange	216	215
Rental	176	169
Financing	92	88
Cost reimbursements	430	373
TOTAL REVENUES	1,257	1,200
EXPENSES
Cost of vacation ownership products	46	42
Marketing and sales	242	234
Management and exchange	120	117
Rental	140	123
Financing	41	36
Royalty fee	28	28
General and administrative	64	61
Depreciation and amortization	34	38
Litigation charges	2	7
Modernization†	16	10
Restructuring†	6	—
Impairment†	—	2
Cost reimbursements	430	373
TOTAL EXPENSES	1,169	1,071
Gains and other income, net	2	13
Interest expense, net	(44)	(40)
Other	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	45	102
Provision for income taxes	(23)	(45)
NET INCOME	22	57
Net income attributable to noncontrolling interests	—	(1)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22	$56
† Prior year amounts have been reclassified to conform with our current year presentation.
Operating Statistics

	Three Months Ended
(Contract sales $ in millions)	March 31, 2026	March 31, 2025	Change
Vacation Ownership
Contract sales	$411	$420	$(9)	(2%)
VPG	$4,016	$3,979	$37	1%
Tours	95,250	97,998	(2,748)	(3%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,507	1,538	(31)	(2%)
Average revenue per member	$39.13	$39.94	$(0.81)	(2%)

Revenues

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Vacation Ownership	$1,193	$1,135	$58	5%
Exchange & Third-Party Management	57	58	(1)	(2%)
Total Segment Revenues	1,250	1,193	57	5%
Consolidated Property Owners’ Associations	7	7	—	NM
Total Revenues	$1,257	$1,200	$57	5%
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed by GAAP, is defined as earnings, or net income or loss attributable to common stockholders, before interest expense, net (excluding consumer financing interest expense), income taxes, depreciation and amortization. Adjusted EBITDA reflects additional adjustments for certain items, and excludes share-based compensation expense and amortization of cloud computing software implementation costs. Share-based compensation expense is excluded to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. Amortization of cloud computing software implementation costs, which are not included in depreciation and amortization expense, are excluded from Adjusted EBITDA for comparability purposes to address the considerable variability among companies in the utilization of productive assets.
For purposes of our EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin calculations, we do not adjust for consumer financing interest expense because we consider it to be an operating expense of our business. We consider Adjusted EBITDA to be an indicator of operating performance, which we use to measure our ability to service debt, fund capital expenditures, expand our business, and return cash to stockholders. We consider Adjusted EBITDA margin to be an indicator of our operating profitability.
We also use Adjusted EBITDA and Adjusted EBITDA margin, as do analysts, lenders, investors, and others, because these measures exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies. Adjusted EBITDA and Adjusted EBITDA margin also exclude depreciation and amortization, as well as amortization of cloud computing software implementation costs, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating or amortizing productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
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
Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the first quarter of 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $3 million and $4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with net income or loss attributable to common stockholders, which is the most directly comparable GAAP financial measure.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Net income attributable to common stockholders	$22	$56	$(34)	(61%)
Interest expense, net	44	40	4	9%
Provision for income taxes	23	45	(22)	(49%)
Depreciation and amortization	34	38	(4)	(11%)
EBITDA	123	179	(56)	(31%)
Share-based compensation expense	10	7	3	44%
Amortization of cloud computing software implementation costs	1	1	—	NM
Certain items	27	5	22	NM
Adjusted EBITDA	$161	$192	$(31)	(16%)
Adjusted EBITDA Margin	19.5%	23.2%	(3.7 pts)
The table below details the components of Certain items for the periods presented.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Gain on disposition of hotel, land, and other	$(3)	$—
Foreign currency translation	3	(3)
Insurance proceeds	—	(7)
Change in indemnification asset	3	—
Change in estimates relating to pre-acquisition contingencies	(4)	(2)
Other	(1)	(1)
Gains and other income, net	(2)	(13)
Litigation charges	2	7
Modernization†	16	10
Restructuring†	6	—
Impairment†	—	2
Other	5	(1)
Total Certain items	$27	$5
† Prior year amounts have been reclassified to conform with our current year presentation.
Segment Adjusted EBITDA

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Vacation Ownership	$188	$221	$(33)	(15%)
Exchange & Third-Party Management	24	28	(4)	(14%)
Segment Adjusted EBITDA	212	249	(37)	(15%)
General and administrative	(64)	(61)	(3)	(5%)
Share-based compensation expense	7	5	2	61%
Other(1)	6	(1)	7	NM
Adjusted EBITDA	$161	$192	$(31)	(16%)
(1)Includes $6 million of severance expense relating to changes in executive leadership that was recorded as General and administrative expense in the first quarter of 2026..

The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Segment financial results	$167	$198	$(31)	(16%)
Depreciation and amortization	24	26	(2)	(9%)
Share-based compensation expense	2	1	1	NM
Amortization of cloud computing software implementation costs	1	1	—	NM
Certain items	(6)	(5)	(1)	NM
Segment Adjusted EBITDA	$188	$221	$(33)	(15%)
Segment Adjusted EBITDA Margin	24.8%	29.2%	(4.4 pts)
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Gain on disposition of hotel, land, and other	$(3)	$—
Insurance proceeds	—	(7)
Change in estimates relating to pre-acquisition contingencies	(4)	(2)
Gains and other income, net	(7)	(9)
Litigation charges	1	4
Total Certain items	$(6)	$(5)
Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Segment financial results	$19	$18	$1	4%
Depreciation and amortization	5	7	(2)	(32%)
Share-based compensation expense	1	1	—	NM
Certain items	(1)	2	(3)	NM
Segment Adjusted EBITDA	$24	$28	$(4)	(14%)
Segment Adjusted EBITDA Margin	44.9%	49.0%	(4.1 pts)
The table below details the components of Certain items for Exchange and Third-Party Management segment financial results.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Gains and other income, net	$(1)	$—
Impairment†	—	2
Total Certain items	$(1)	$2
† Prior year amounts have been reclassified to conform with our current year presentation.

Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information.
Vacation Ownership

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
REVENUES
Sale of vacation ownership products	$343	$355
Resort management and other services	156	155
Rental	167	159
Financing	92	88
Cost reimbursements	435	378
TOTAL REVENUES	1,193	1,135
EXPENSES
Cost of vacation ownership products	46	42
Marketing and sales	242	234
Resort management and other services	72	72
Rental	143	126
Financing	41	36
Royalty fee	28	28
Depreciation and amortization	24	26
Litigation charges	1	4
Cost reimbursements	435	378
TOTAL EXPENSES	1,032	946
Gains and other income, net	7	9
Other	(1)	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$167	$198

Sale of Vacation Ownership Products
First Quarter

	Three Months Ended
($ in millions)	March 31, 2026	% of Contract Sales, Net of Resales	March 31, 2025	% of Contract Sales, Net of Resales	Change
Contract sales	$411		$420		$(9)	(2%)
Less: Resales contract sales	(6)		(9)		3
Contract sales, net of resales	405		411		(6)	(2%)
Plus:
Settlement revenue	10	2%	9	2%	1
Resales revenue	2	1%	4	1%	(2)
Revenue recognition adjustments:
Reportability	(2)	—%	5	1%	(7)
Sales reserve	(50)	(12%)	(50)	(12%)	—
Other(1)	(22)	(6%)	(24)	(6%)	2
Sale of vacation ownership products	$343	85%	$355	86%	$(12)	(3%)

VPG	$4,016		$3,979		$37	1%
Tours	95,250		97,998		(2,748)	(3%)
Financing propensity	55%		55%		NM
Average FICO Score (2)	753		740
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who financed a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
First Quarter
The decrease in Sale of vacation ownership products for the first quarter of 2026 is attributed to lower contract sales and lower revenue reportability.
Contract sales decreased during the first quarter of 2026 due to a 3% decrease in Tours, partially offset by a 1% increase in VPG.
•Owner contract sales increased 3% on higher VPG partially offset by lower Tours.
•First time buyer contract sales decreased 12% on lower VPG and Tours.
The decline in Tours was largely attributable to our planned actions relating to the change in strategy for our Asia-Pacific business as well as our intentional reduction in Tours for FICO scores below 640. Excluding Asia‑Pacific, Tours decreased 1% year-over-year. VPG increased 1% year-over-year on a consolidated basis and was up nearly 50 basis points excluding Asia‑Pacific.
Development Profit
First Quarter

	Three Months Ended
($ in millions)	March 31, 2026	% of Revenue	March 31, 2025	% of Revenue	Change
Sale of vacation ownership products	$343		$355		$(12)	(3%)
Cost of vacation ownership products	(46)	13%	(42)	12%	(4)	(9%)
Marketing and sales	(242)	70%	(234)	66%	(8)	(3%)
Development profit	$55		$79		$(24)	(30%)
Development profit margin	16.1%		22.2%		(6.1 pts)
The change in Development profit was due to the following:
•lower Sale of vacation ownership products (discussed above);

•higher Cost of vacation ownership products due to lower favorable product cost true up activity partially offset by the sale of lower average cost inventory (including resulting from the impairments in inventory from the fourth quarter of 2025); and
•higher Marketing and sales costs due to higher salaries, sales materials and preview costs, partially offset by lower commissions.
Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Management fee revenues	$56	$55	$1	1%
Ancillary revenues	65	65	—	—%
Other management and exchange revenues	35	35	—	1%
Resort management and other services revenues	156	155	1	1%
Resort management and other services expenses	(72)	(72)	—	—%
Resort management and other services profit	$84	$83	$1	1%
Resort management and other services profit margin	53.9%	53.6%	0.3 pts
Resort occupancy (1)	90.5%	90.3%	0.2 pts

(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
Rental Revenues, Expenses and Profit

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Rental revenues	$167	$159	$8	5%
Rental expenses	(143)	(126)	(17)	(14%)
Rental profit	$24	$33	$(9)	(27%)
Rental profit margin	14.2%	20.4%	(6.2 pts)

Transient keys rented(1)	578,274	569,470	8,804	2%
Average transient rate	$285	$284	$1	—%
Rental occupancy(2)	75.0%	74.3%	0.7 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
First Quarter
Rental profit declined due to $7 million of higher unsold maintenance fees associated with developer-owned inventory and $4 million of higher marketing, variable and other costs, partially offset by a $2 million increase in transient rental revenues, including plus points.
Rental revenues and Rental expenses are both $6 million higher due to a reduction in the amount of costs in excess of rental revenues for developer-owned inventory which is registered and held for sale reclassified to Rental revenues.
We continue to expect a decline in rental profit in 2026 attributed to higher inventory and related unsold maintenance fees.

Financing Revenues, Expenses and Profit

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Financing revenues	$92	$88	$4	4%
Financing expenses	(10)	(11)	1	5%
Consumer financing interest expense	(31)	(25)	(6)	(21%)
Financing profit	$51	$52	$(1)	(2%)
Financing profit margin	55.8%	59.3%	(3.5 pts)
First Quarter
•Financing revenues reflect higher interest income as a result of a higher average notes receivable balance, partially offset by a slightly lower average interest rate.
•Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the first quarter of 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $3 million and $4 million for the three months ended March 31, 2026 and March 31, 2025, respectively. In addition, consumer financing interest expense increased by $2 million due to higher average securitized debt in the first quarter of 2026.
Gains and Other Income

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Gains and other income, net	$7	$9	$(2)	NM
First Quarter
During the first quarter of 2026, we benefited from a $2 million gain on the disposition of a hotel in Cancun, Mexico, a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and a less than $1 million gain on the disposition of a parcel of land.
During the first quarter of 2025, we benefited from $7 million of proceeds from service interruption insurance relating to the Maui wildfires, and a $2 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.
Exchange & Third-Party Management

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
REVENUES
Management and exchange	$44	$46
Rental	9	10
Cost reimbursements	4	2
TOTAL REVENUES	57	58
EXPENSES
Management and exchange	30	29
Depreciation and amortization	5	7
Impairment†	—	2
Cost reimbursements	4	2
TOTAL EXPENSES	39	40
Gains and other income, net	1	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19	$18
† Prior year amounts have been reclassified to conform with our current year presentation.

Corporate and Other
Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative costs, corporate interest expense, transaction and integration costs, and income taxes. In addition, Corporate and Other includes the revenues and expenses from Consolidated Property Owners’ Associations.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
REVENUES
Resort management and other services	$16	$14
Cost reimbursements	(9)	(7)
TOTAL REVENUES	7	7
EXPENSES
Resort management and other services	18	16
Rental	(3)	(3)
General and administrative	64	61
Depreciation and amortization	5	5
Litigation charges	1	3
Modernization†	16	10
Restructuring†	6	—
Cost reimbursements	(9)	(7)
TOTAL EXPENSES	98	85
(Losses) gains and other (expense) income, net	(6)	4
Interest expense, net	(44)	(40)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(141)	(114)
Provision for income taxes	(23)	(45)
Net income attributable to noncontrolling interests	—	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(164)	$(160)
† Prior year amounts have been reclassified to conform with our current year presentation.
General and Administrative

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
General and administrative	$64	$61	$3	5%
First Quarter
General and administrative expenses for the first quarter of 2026 increased primarily due to $6 million of severance expense relating to changes in executive leadership and $3 million of share-based compensation for new executives, partially offset by $3 million of lower insurance expense and $3 million of lower other costs.
Modernization

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Modernization	$16	$10	$6	51%
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

Modernization expenses during the first quarter of 2026 related to:
•$9 million for consulting costs relating to implementation of initiatives;
•$4 million for technology; and
•$3 million for the partial outsourcing of corporate overhead functions.
During the first quarter of 2025, the majority of our Modernization expenses were related to advisory services.
We expect to incur non-recurring expenses of approximately $85 million in the remainder of 2026 related to these modernization initiatives.
Restructuring

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Restructuring	$6	$—	$6	NM
First Quarter
During the first quarter of 2026, we incurred $6 million of severance expense associated with certain organizational changes, primarily in our corporate support functions. An additional $6 million of severance expense associated with the organizational changes in our executive leadership team is presented as a component of General and Administrative expenses on our Income Statement.
(Losses) Gains and Other (Expense) Income

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
(Losses) gains and other (expense) income, net	$(6)	$4	$(10)	NM
First Quarter
In the first quarter of 2026, we recorded $3 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters and $3 million of foreign currency translation losses.
In the first quarter of 2025, we recorded $3 million of foreign currency translation gains and $1 million of other gains.
Interest Expense

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Interest expense, net	$(44)	$(40)	$(4)	(9%)
First Quarter
The increase in Interest expense, net is primarily attributed to $10 million of interest on our 6.500% Senior Unsecured Notes due 2033 issued in the third quarter of 2025 (the proceeds of which were used to repay our $575 million 0.000% 2026 Convertible Notes). This increase was partially offset by the change in presentation of interest on our Warehouse Credit Facility and by lower interest on our Corporate Credit Facility and 2026 Convertible Notes which were repaid during the first quarter of 2026.
Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the first quarter of 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $3 million and $4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Income Tax

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change
Provision for income taxes	$(23)	$(45)	$22	NM
First Quarter
Our effective tax rate was 50.3% and 43.6% for the three months ended March 31, 2026 and March 31, 2025, respectively.
The effective tax rate for the three months ended March 31, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to a permanent adjustment related to interest on installment sales, higher projected foreign losses, for which a valuation allowance was recorded, and discrete income tax adjustments primarily associated with foreign operations, including a $6 million cumulative adjustment related to a foreign tax provision, and share-based compensation.
The effective tax rate for the three months ended March 31, 2025 differed from the blended U.S federal and state statutory tax rate primarily due to lower pre-tax book income forecast at that time for the year in 2025, which was largely driven by our modernization efforts and related costs expected to be incurred, higher expected foreign losses, for which a valuation allowance was recorded, and discrete income tax adjustments, primarily related to share-based compensation.
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
REVENUES
Resort management and other services	$16	$14
Cost reimbursements	(9)	(7)
TOTAL REVENUES	7	7
EXPENSES
Resort management and other services	18	16
Rental	(3)	(3)
Cost reimbursements	(9)	(7)
TOTAL EXPENSES	6	6
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	1
Provision for income taxes	(1)	—
Net income attributable to noncontrolling interests	—	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$—
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
At March 31, 2026, our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 4.2, which we believe is a manageable leverage level, and we remain focused on reducing this ratio over time.
During the first quarter of 2026, we used the proceeds from the 2033 Notes to repay our 2026 Convertible Notes upon maturity. We have no material principal payment obligations for the remainder of 2026. See Footnote 12 “Debt” to our Financial Statements for further information related to maturities of our debt.

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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During the first quarter of 2026, and as of March 31, 2026, we had 12 term securitization transactions outstanding, none of which were out of compliance with their respective required parameters. Since 2000, we have issued approximately $10.7 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. At March 31, 2026, we had $343 million of borrowings outstanding on our Warehouse Credit Facility. See Footnote 11 “Securitized Debt’ to our Financial Statement for further information.
As of March 31, 2026, $108 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit, which expires on March 24, 2030, provides for up to $800 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At March 31, 2026, $310 million of borrowings and $12 million of letters of credit were outstanding under our Revolving Corporate Credit Facility. See Footnote 12 “Debt” to our Financial Statements for further information.
Disposition of Non-core Assets
As part of our broader financial strategic review in the fourth quarter of 2025, we conducted a comprehensive review to assess the strategic alignment of inventory and property and equipment within our North America vacation ownership business. This review focused on assessing inventory needs in light of our then-current inventory position and identifying opportunities to monetize non-core assets. During the first quarter of 2026, we received cash proceeds of $50 million from the sale of an entity that owned and operated a Vacation Ownership segment hotel in Cancun. Over the next two years we expect to generate between $200 million and $250 million of additional net cash proceeds from the disposition of certain non-core property and equipment and other assets with proceeds over $125 million in the remainder of 2026.

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
Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occurs in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points-based products, and in the first quarter for our weeks-based products. In addition, during the first quarter of each year, we generally have variable compensation-related cash outflows associated with payment of annual bonuses and, subject to the continued issuance of quarterly dividends, the payment of two quarterly cash dividends declared in December and February.
Timing of Estimated Tax Payments
As part of the federal tax relief provided by the Internal Revenue Service for businesses in areas of Florida affected by hurricanes during the third and fourth quarters of 2024, we were permitted to defer certain federal income tax payments without incurring interest or penalties. As a result, $38 million of estimated tax payments otherwise due in the third and fourth quarters of 2024 were deferred and paid in the second quarter of 2025. We do not have similar deferrals of estimated tax payments from 2025 into 2026.
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less than (In Excess of) Cost of Sales

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Inventory spending	$(25)	$(29)
Purchase and development of property for future transfer to inventory	—	(2)
Inventory costs	35	30
Inventory spending less than (in excess of) cost of sales	$10	$(1)
We plan to restrict our new inventory spending to capital efficient arrangements where our cash outlay coincides with the start of sales, as well as low-cost reacquired inventory. Through our existing VOI repurchase program, we proactively acquire previously sold VOIs from owners’ associations and individual owners at lower costs than would be required to develop new inventory. Among other reasons for repurchasing inventory, we expect these repurchases will help stabilize the future cost of our vacation ownership products.
Vacation Ownership Notes Receivable Collections Less Than Originations

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Vacation ownership notes receivable collections — non-securitized	$47	$41
Vacation ownership notes receivable collections — securitized	138	135
Vacation ownership notes receivable originations	(241)	(233)
Vacation ownership notes receivable collections less than originations	$(56)	$(57)
Vacation ownership notes receivable collections were less than originations in the first quarters of 2026 and 2025 due to the growth of our vacation ownership notes receivable portfolio.

Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	26,795,163	$2,522	$94.12
For the first quarter of 2026	—	—	$—
As of March 31, 2026	26,795,163	$2,522	$94.12
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of our common stock during the first quarter of 2026 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 12, 2025	December 24, 2025	January 7, 2026	$0.80
February 19, 2026	March 4, 2026	March 18, 2026	$0.80
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of March 31, 2026:

		Payments Due by Period
($ in millions)	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Debt(1)	$3,771	$132	$725	$464	$602	$401	$1,447
Securitized debt(1)(2)	2,947	233	292	570	249	243	1,360
Purchase obligations(3)	574	153	201	131	39	31	19
Operating lease obligations(4)	78	17	16	13	10	7	15
Finance lease obligations(4)	518	13	17	14	13	13	448
Other long-term obligations	27	23	2	2	—	—	—
	$7,915	$571	$1,253	$1,194	$913	$695	$3,289
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
(4)Includes interest.
In the normal course of our resort management business, we enter into purchase commitments on behalf of owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the owners’ associations, these obligations generally have minimal impact on our net income and cash flow. These purchase commitments are excluded from the table above.

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
The following tables present consolidating financial information as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2026
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$254	$713	$301	$(11)	$1,257
Expenses	(17)	(279)	(707)	(220)	11	(1,212)
Benefit from (provision for) income taxes	6	10	4	(43)	—	(23)
Equity in net income of subsidiaries	33	113	—	—	(146)	—
Net income	22	98	10	38	(146)	22
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to common stockholders	$22	$98	$10	$38	$(146)	$22

Condensed Consolidating Balance Sheet

	As of March 31, 2026						As of December 31, 2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI					MVWC	MORI
Cash and cash equivalents	$—	$50	$87	$131	$—	$268	$135	$70	$69	$132	$—	$406
Restricted cash	—	44	115	169	—	328	—	21	145	161	—	327
Accounts and contracts receivable, net	21	171	123	100	1	416	21	135	166	117	(11)	428
Vacation ownership notes receivable, net	—	154	126	2,287	—	2,567	—	251	192	2,122	—	2,565
Inventory	—	340	212	128	—	680	—	324	231	137	—	692
Property and equipment, net	—	251	589	104	—	944	—	252	593	105	—	950
Goodwill	—	—	2,958	—	—	2,958	—	—	2,958	—	—	2,958
Intangibles, net	—	—	669	27	—	696	—	—	683	28	—	711
Investments in subsidiaries	2,394	3,506	—	—	(5,900)	—	2,894	3,592	—	—	(6,486)	—
Other	177	163	391	204	(156)	779	180	155	323	191	(129)	720
Total assets	$2,592	$4,679	$5,270	$3,150	$(6,055)	$9,636	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

Accounts payable	$24	$58	$101	$87	$—	$270	$91	$45	$144	$79	$(1)	$358
Advance deposits	—	76	79	17	—	172	—	72	73	18	—	163
Accrued liabilities	5	121	129	120	8	383	1	130	123	124	(2)	376
Deferred revenue and other	—	12	218	265	(29)	466	—	11	157	212	(9)	371
Payroll and benefits liability	1	113	81	26	—	221	1	109	74	34	—	218
Deferred compensation liability	—	132	80	2	—	214	—	165	55	5	—	225
Securitized debt, net	—	—	—	2,330	(26)	2,304	—	—	—	2,173	(27)	2,146
Debt, net	570	2,515	179	1	—	3,265	1,144	2,210	179	1	—	3,534
Other	—	3	93	24	—	120	—	5	113	24	—	142
Deferred taxes	—	113	204	20	(108)	229	—	105	209	18	(101)	231
MVW stockholders' equity	1,992	1,536	4,106	258	(5,900)	1,992	1,993	1,948	4,233	305	(6,486)	1,993
Total liabilities and equity	$2,592	$4,679	$5,270	$3,150	$(6,055)	$9,636	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

Recent Accounting Pronouncements
See Footnote 2 “Significant Accounting Policies and Recent Accounting Standards” to our Financial Statements for a discussion of recently issued accounting pronouncements, including information about new accounting standards and the future adoption of such standards.
Critical Accounting Policies and Estimates
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2025 Annual Report. Since the date of our 2025 Annual Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part I, Item 7A of the 2025 Annual Report, other than as set forth below.
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps that fix a portion of our variable-rate debt. At March 31, 2026, after considering the impact of our interest rate swap agreement and excluding finance leases, the interest rate applicable to 74% (approximately $2.3 billion) of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 26% (approximately $796 million) was variable. Assuming no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at March 31, 2026 would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at March 31, 2026 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of March 31, 2026 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2026	2027	2028	2029	2030	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.4%	$81	$74	$62	$51	$38	$191	$497	$501
Vacation ownership notes receivable — securitized	13.4%	$129	$176	$180	$180	$184	$1,221	$2,070	$2,157
Contracts receivable for financed VOI sales, net	13.0%	$3	$4	$4	$5	$5	$51	$72	$72
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized Debt	4.8%	$(149)	$(192)	$(485)	$(180)	$(182)	$(1,141)	$(2,329)	$(2,343)
Term Loan	5.9%	$(6)	$(8)	$(8)	$(8)	$(8)	$(748)	$(786)	$(784)
Revolving Corporate Credit Facility	5.3%	$—	$—	$—	$—	$(310)	$—	$(310)	$(310)
Senior Notes
2028 Notes	4.8%	$—	$—	$(350)	$—	$—	$—	$(350)	$(345)
2029 Notes	4.5%	$—	$—	$—	$(500)	$—	$—	$(500)	$(472)
2033 Notes	6.5%	$—	$—	$—	$—	$—	$(575)	$(575)	$(547)
2027 Convertible Notes	3.3%	$—	$(575)	$—	$—	$—	$—	$(575)	$(542)

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of Part 1 of our 2025 Annual Report, except to the extent factual information disclosed elsewhere in this Quarterly Report relates to such risk factors, which is incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2026 – January 31, 2026	—	$—	—	$322,120,557
February 1, 2026 – February 28, 2026	—	$—	—	$322,120,557
March 1, 2026 – March 31, 2026	—	$—	—	$322,120,557
Total	—	$—	—	$322,120,557

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

Item 5.    Other Information
(c) Trading Plans
During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021
4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.8	Form of 4.500% Senior Notes due 2029 (included at Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021
4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The New York Bank of Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022
4.11	Description of Registered Securities		10-K	4.16	3/2/2020
4.12	Indenture, dated as of September 18, 2025, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	9/19/2025
4.13	Form of 6.500% Senior Notes due 2033 (included at Exhibit A to Exhibit 4.12 above)		8-K	4.2	9/19/2025
10.1	Chief Executive Officer Employment Agreement*		8-K	10.1	2/17/2026

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.2	President and Chief Operating Officer Employment Agreement*		8-K	10.2	2/17/2026
10.3	James H Hunter IV Separation Agreement and General Release of Claims*		8-K	10.1	3/6/2026
10.4	Form of Restricted Stock Unit Agreement for Matthew E. Avril and Michael A. Flaskey*	X
10.5	Form of Stock Appreciation Right Agreement for Matthew E. Avril and Michael A. Flaskey*	X
10.6	Form of Restricted Stock Unit Award Agreement - Immediate Vesting*	X
10.7	Form of Performance Stock Unit Agreement for Matthew E. Avril and Michael A. Flaskey*	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	3/2/2026
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	May 5, 2026	/s/ Matthew E. Avril
Matthew E. Avril
Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer