Form 10-Q
period 2026-06-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2026-08-06
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of July 30, 2026 was 34,395,320.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, and unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Sale of vacation ownership products	$430	$370	$773	$725
Management and exchange	225	219	441	434
Rental	173	160	349	329
Financing	92	90	184	178
Cost reimbursements	400	407	830	780
TOTAL REVENUES	1,320	1,246	2,577	2,446
EXPENSES
Cost of vacation ownership products	43	41	89	83
Marketing and sales	281	237	523	471
Management and exchange	121	121	241	238
Rental	140	125	280	248
Financing	42	37	83	73
Royalty fee	29	28	57	56
General and administrative	62	61	126	122
Depreciation and amortization	32	38	66	76
Litigation charges	(1)	5	1	12
Modernization	10	34	26	44
Restructuring	—	—	6	—
Impairment	—	—	—	2
Cost reimbursements	400	407	830	780
TOTAL EXPENSES	1,159	1,134	2,328	2,205
(Losses) gains and other (expense) income, net	(4)	24	(2)	37
Interest expense, net	(43)	(42)	(87)	(82)
Other	—	—	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	114	94	159	196
Provision for income taxes	(37)	(25)	(60)	(70)
NET INCOME	77	69	99	126
Net income attributable to noncontrolling interests	—	—	—	(1)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$77	$69	$99	$125

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$2.21	$1.98	$2.86	$3.59
Diluted	$2.12	$1.77	$2.82	$3.23

CASH DIVIDENDS DECLARED PER SHARE	$0.80	$0.79	$1.60	$1.58
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions and unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
NET INCOME	$77	$69	$99	$126

Foreign currency translation adjustments	1	(6)	1	(7)
Reclassification of foreign currency translation adjustments realized upon disposition of an entity	—	—	(2)	—
Derivative instrument adjustment, net of tax	1	1	2	1
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	2	(5)	1	(6)

Net income attributable to noncontrolling interests	—	—	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$79	$64	$100	$119
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$211	$406
Restricted cash (including $87 and $81 from VIEs, respectively)	302	327
Accounts and contracts receivable, net (including $17 and $15 from VIEs, respectively)	428	428
Vacation ownership notes receivable, net (including $2,082 and $1,900 from VIEs, respectively)	2,587	2,565
Inventory	673	692
Property and equipment, net	940	950
Goodwill	2,958	2,958
Intangibles, net	681	711
Other (including $188 and $168 from VIEs, respectively)	699	720
TOTAL ASSETS	$9,479	$9,757

LIABILITIES AND EQUITY
Accounts payable	$227	$358
Advance deposits	166	163
Accrued liabilities (including $4 and $4 from VIEs, respectively)	372	376
Deferred revenue and other	416	371
Payroll and benefits liability	215	218
Deferred compensation liability	240	225
Securitized debt, net (including $2,381 and $2,173 from VIEs, respectively)	2,353	2,146
Debt, net	3,100	3,534
Other	119	142
Deferred taxes	214	231
TOTAL LIABILITIES	7,422	7,764
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,919,908 and 75,891,531 shares issued, respectively	1	1
Treasury stock — at cost; 41,525,622 and 41,767,498 shares, respectively	(2,413)	(2,427)
Additional paid-in capital	4,001	3,996
Accumulated other comprehensive loss	(10)	(11)
Retained earnings	478	434
TOTAL MVW STOCKHOLDERS' EQUITY	2,057	1,993
Noncontrolling interests	—	—
TOTAL EQUITY	2,057	1,993
TOTAL LIABILITIES AND EQUITY	$9,479	$9,757

The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions and unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net income	$99	$126
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	66	76
Amortization of debt discount and issuance costs	11	12
Vacation ownership notes and contracts receivable reserve	122	108
Share-based compensation	22	19
Impairment	—	2
Foreign currency remeasurement loss (gain)	5	(21)
Deferred income taxes	(16)	(4)
Net change in assets and liabilities:
Accounts and contracts receivable	(3)	8
Vacation ownership notes receivable originations	(512)	(488)
Vacation ownership notes receivable collections	371	341
Inventory	16	(1)
Other assets	(17)	(49)
Accounts payable, advance deposits and accrued liabilities	(102)	(108)
Deferred revenue and other	46	42
Payroll and benefit liabilities	(3)	(46)
Deferred compensation liability	(5)	(1)
Other liabilities	(20)	(7)
Purchase and development of property for future transfer to inventory	—	(49)
Other, net	(4)	—
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	76	(40)
INVESTING ACTIVITIES
Proceeds from disposition of entity	50	—
Capital expenditures for property and equipment (excluding inventory)	(22)	(34)
Purchase of company owned life insurance	—	(10)
Other dispositions, net	—	1
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	28	(43)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions and unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
FINANCING ACTIVITIES
Borrowings from securitization transactions	982	814
Repayment of debt related to securitization transactions	(774)	(761)
Proceeds from debt	1,410	805
Repayments of debt	(1,844)	(699)
Finance lease payment	(3)	(3)
Payment of debt and securitized debt issuance costs	(6)	(12)
Repurchase of common stock	—	(36)
Payment of dividends	(82)	(83)
Payment of withholding taxes on vesting of restricted stock units	(6)	(6)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(323)	19
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	4
Change in cash, cash equivalents and restricted cash	(220)	(60)
Cash, cash equivalents and restricted cash, beginning of period	733	528
Cash, cash equivalents and restricted cash, end of period	$513	$468

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$3	$4
Non-cash transfer from inventory to property and equipment	1	1
Non-cash transfer from property and equipment to inventory	—	1
Non-cash transfer from other assets to property and equipment	—	59

Interest paid, net of amounts capitalized	140	121
Income taxes paid, net of refunds	60	111

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions and unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2025	$1	$(2,427)	$3,996	$(11)	$434	$1,993	$—	$1,993
—	Net income	—	—	—	—	22	22	—	22
—	Reclassification of foreign currency translation adjustments realized upon disposition of entity	—	—	—	(2)	—	(2)	—	(2)
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	12	(7)	—	—	5	—	5
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2026	1	(2,415)	3,989	(12)	429	1,992	—	1,992
—	Net income	—	—	—	—	77	77	—	77
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	2	12	—	—	14	—	14
—	Dividends	—	—	—	—	(28)	(28)	—	(28)
75.9	BALANCE AT JUNE 30, 2026	$1	$(2,413)	$4,001	$(10)	$478	$2,057	$—	$2,057

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2024	$1	$(2,378)	$3,975	$(8)	$852	$2,442	$(1)	$2,441
—	Net income	—	—	—	—	56	56	1	57
—	Foreign currency translation adjustments	—	—	—	(1)	—	(1)	—	(1)
	Share-based compensation plans	—	8	(7)	—	—	1	—	1
—	Repurchase of common stock	—	(36)	—	—	—	(36)	—	(36)
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2025	1	(2,406)	3,968	(9)	881	2,435	—	2,435
—	Net income	—	—	—	—	69	69	—	69
—	Foreign currency translation adjustments	—	—	—	(6)	—	(6)	—	(6)
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	2	11	—	—	13	—	13
—	Dividends	—	—	—	—	(28)	(28)	—	(28)
75.9	BALANCE AT JUNE 30, 2025	$1	$(2,404)	$3,979	$(14)	$922	$2,484	$—	$2,484
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
We use “Legacy-ILG” to refer to the business and brands acquired in our 2018 acquisition of ILG, Inc. (the “ILG Acquisition”), and we use “Legacy-MVW” to refer to the business we conducted and our associated brands prior to the ILG Acquisition. “Legacy-Welk” refers to the business and brand acquired in our 2021 acquisition of Welk Hospitality Group, Inc. (the “Welk Acquisition”); all of the Welk Acquisition resorts were rebranded as Hyatt Vacation Club resorts in 2023. We use “Marriott Vacation Ownership” for our Marriott, Sheraton, and Westin branded businesses, and “Hyatt Vacation Ownership” for our Hyatt branded business.
Certain amounts from the prior fiscal year have been reclassified to conform to the current period presentation. Additionally, commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and six months ended June 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $2 million and $5 million for the three and six months ended June 30, 2026, respectively, and $3 million and $7 million for the three and six months ended June 30, 2025, respectively.

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
Accounting Standards Update 2025-05 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”)
In July 2025, the FASB issued ASU 2025-05, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for short-term assets. We adopted ASU 2025-05 and elected the practical expedient on a prospective basis on January 1, 2026, with no material impact to our financial statements or disclosures.
Accounting Standards Update 2025-11 - “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”)
In December 2025, the FASB issued ASU 2025-11, which updates Accounting Standards Codification (“ASC”) 270 to improve clarity and consistency, without fundamentally altering the nature or scope of interim reporting requirements. The guidance provides a comprehensive list of interim disclosures required by GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the last annual reporting period. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We adopted ASU 2025-11 on a prospective basis on January 1, 2026, with no impact to our financial statements or disclosures.
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
Accounting Standards Update 2025-09 - “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”)
In November 2025, the FASB issued ASU 2025-09, which amends certain aspects of hedge accounting guidance under ASC 815. The amendments clarify the assessment of risk for cash flow hedges; provide guidance on hedges of forecasted interest payments on choose‑your‑rate debt; expand the application of hedge accounting to certain nonfinancial forecasted transactions; permit the use of net written options as hedging instruments; and address the accounting for dual hedges of foreign‑currency‑denominated debt. This update is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. We are evaluating the impact that the adoption of this update, including the timing of implementation, will have on our financial statements and disclosures.

3.	ACQUISITIONS AND DISPOSITIONS
Cancun, Mexico
During the first quarter of 2026, we disposed of an entity that owned and operated a Vacation Ownership segment hotel in Cancun, Mexico, for proceeds of $50 million, consistent with our strategy to monetize non-core assets. The net carrying value of the entity disposed of, as of the date of the disposition, was $50 million, the majority of which was comprised of property and equipment that was recorded in Other Assets on our balance sheet. As a result of this disposition, we recorded a gain of $2 million in (Losses) gains and other (expense) income, net on our Income Statements for the six months ended June 30, 2026, which related to the realization of cumulative foreign currency translation gains.
Khao Lak, Thailand
During the second quarter of 2025, we acquired 52 completed vacation ownership units located in Khao Lak, Thailand for $50 million and included them in Property and equipment, net. We paid $43 million in cash consideration for these units during the second quarter of 2025. Additionally, during the second quarter of 2025, we reclassified $7 million of deposits paid in 2024 in connection with the project from Other assets to Property and equipment, net.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended June 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$430	$—	$—	$430
Ancillary revenues	74	1	—	75
Management fee revenues	56	2	—	58
Exchange and other services revenues	36	39	17	92
Management and exchange	166	42	17	225
Rental	165	8	—	173
Cost reimbursements	407	4	(11)	400
Revenue from contracts with customers	1,168	54	6	1,228
Financing	92	—	—	92
Total Revenues	$1,260	$54	$6	$1,320

	Three Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$370	$—	$—	$370
Ancillary revenues	75	1	—	76
Management fee revenues	55	1	—	56
Exchange and other services revenues	35	39	13	87
Management and exchange	165	41	13	219
Rental	150	10	—	160
Cost reimbursements	413	2	(8)	407
Revenue from contracts with customers	1,098	53	5	1,156
Financing	90	—	—	90
Total Revenues	$1,188	$53	$5	$1,246

	Six Months Ended June 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$773	$—	$—	$773
Ancillary revenues	139	2	—	141
Management fee revenues	112	4	(1)	115
Exchange and other services revenues	71	80	34	185
Management and exchange	322	86	33	441
Rental	332	17	—	349
Cost reimbursements	842	8	(20)	830
Revenue from contracts with customers	2,269	111	13	2,393
Financing	184	—	—	184
Total Revenues	$2,453	$111	$13	$2,577

	Six Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$725	$—	$—	$725
Ancillary revenues	140	2	—	142
Management fee revenues	110	4	(1)	113
Exchange and other services revenues	70	81	28	179
Management and exchange	320	87	27	434
Rental	309	20	—	329
Cost reimbursements	791	4	(15)	780
Revenue from contracts with customers	2,145	111	12	2,268
Financing	178	—	—	178
Total Revenues	$2,323	$111	$12	$2,446
Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended June 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$658	$22	$6	$686
Goods or services transferred at a point in time	510	32	—	542
Revenue from contracts with customers	$1,168	$54	$6	$1,228

	Three Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$649	$20	$5	$674
Goods or services transferred at a point in time	449	33	—	482
Revenue from contracts with customers	$1,098	$53	$5	$1,156

	Six Months Ended June 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,345	$44	$13	$1,402
Goods or services transferred at a point in time	924	67	—	991
Revenue from contracts with customers	$2,269	$111	$13	$2,393

	Six Months Ended June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,268	$41	$12	$1,321
Goods or services transferred at a point in time	877	70	—	947
Revenue from contracts with customers	$2,145	$111	$12	$2,268
Sale of Vacation Ownership Products
Revenues were reduced during the second quarter and first half of 2026 by $7 million and $11 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.
Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either June 30, 2026 or December 31, 2025.

($ in millions)	At June 30, 2026	At December 31, 2025
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$290	$271
Vacation ownership notes receivable, net	2,587	2,565
	$2,877	$2,836
Contract Liabilities(1)
Advance deposits	$166	$163
Deferred revenue and other	416	371
	$582	$534
(1)Includes $105 million and $99 million of other refundable deposits at June 30, 2026 and December 31, 2025, respectively.
Revenue recognized during the second quarter and first half of 2026 that was included in our contract liabilities balance at December 31, 2025 was $94 million and $214 million, respectively.
Remaining Performance Obligations
Our recorded contract liabilities (excluding other refundable deposits) represent the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026. At June 30, 2026, approximately 90% of the recorded contract liabilities are expected to be recognized as revenue over the next two years.

Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At June 30, 2026	At December 31, 2025
Receivables from contracts with customers, net	$290	$271
Interest receivable	20	20
Tax receivable	64	77
Indemnification assets	35	40
Employee tax credit receivable	1	4
Other	18	16
	$428	$428

5.	INCOME TAXES

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
Our effective tax rate was 32.4% and 26.8% for the three months ended June 30, 2026 and June 30, 2025, respectively, and 37.5% and 35.5% for the six months ended June 30, 2026 and June 30, 2025, respectively.
The effective tax rate for the three months ended June 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to projected losses in certain foreign jurisdictions for which no tax benefit was recognized as a result of valuation allowances with respect to such foreign jurisdictions, as well as discrete tax benefits related to uncertain tax positions and the effective settlement of a domestic tax audit, partially offset by penalties accrued for foreign tax matters.
The effective tax rate for the three months ended June 30, 2025 was generally consistent with the blended U.S. federal and state statutory tax rate, with no significant variances.
The effective tax rate for the six months ended June 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to projected losses in certain foreign jurisdictions for which no tax benefit was recognized as a result of valuation allowances with respect to such foreign jurisdictions, as well as discrete tax benefits related to uncertain tax positions, partially offset by a $6 million cumulative adjustment related to a foreign tax provision and penalties accrued for foreign tax matters.
The effective tax rate for the six months ended June 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to the effect of losses incurred in certain non-U.S. jurisdictions for which no tax benefit was recognized. Additionally, permanent differences between the book and tax treatment contributed to the variance from the statutory rate.
Our income tax returns remain subject to examination by the relevant tax authorities in various jurisdictions for tax years 2007 through 2025. The amount of the unrecognized tax benefits may change within the next twelve months as a result of audits, settlements with tax authorities, or the expiration of statutes of limitations.
During the third quarter of 2025, the One Big Beautiful Bill Act (Public Law 119-21) was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under ASC 740, “Income Taxes,” the effects of changes in tax laws are recognized in the period of enactment. The provisions effective during the first six months of 2026 did not have a material impact on our effective tax rate for the three months or six months ended June 30, 2026, but we continue to assess the potential impact of these legal changes, including provisions that become effective later in 2026, on our business and financial results.

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

	June 30, 2026			December 31, 2025
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$2,039	$43	$2,082	$1,843	$57	$1,900

Eligible for securitization(1)	57	—	57	152	—	152
Not eligible for securitization(1)	442	6	448	508	5	513
Non-securitized	499	6	505	660	5	665

Total	$2,538	$49	$2,587	$2,503	$62	$2,565

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following table shows future principal payments, net of reserves, and interest rates for our vacation ownership notes receivable at June 30, 2026.

($ in millions)	Non-Securitized	Securitized	Total
2026, remaining	$52	$88	$140
2027	82	178	260
2028	65	180	245
2029	54	183	237
2030	41	189	230
Thereafter	211	1,264	1,475
Balance at June 30, 2026	$505	$2,082	$2,587
Weighted average stated interest rate	11.5%	13.4%	13.0%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
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
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 731 and 729, at June 30, 2026 and December 31, 2025, respectively, based upon the FICO score of the borrower at the time of origination.

The following tables show vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Vacation Ownership Notes Receivable as of June 30, 2026
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,708	$639	$62	$414	$2,823
Hyatt Vacation Ownership	226	80	4	3	313
	$1,934	$719	$66	$417	$3,136

	Vacation Ownership Notes Receivable as of December 31, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,645	$652	$61	$414	2,772
Hyatt Vacation Ownership	233	88	3	4	328
	$1,878	$740	$64	$418	$3,100
The following tables detail the origination year of our vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of June 30, 2026, and gross write-offs by brand for the first half of 2026.

	Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2026	2025	2024	2023	2022 & Prior	Total
700 +	$327	$481	$329	$209	$362	$1,708
600 - 699	67	157	129	93	193	639
< 600	9	17	12	7	17	62
No Score	85	147	84	46	52	414
	$488	$802	$554	$355	$624	$2,823

Gross write-offs	$1	$18	$23	$13	$23	$78

	Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2026	2025	2024	2023	2022 & Prior	Total
700 +	$47	$61	$38	$28	$52	$226
600 - 699	10	24	14	10	22	80
< 600	1	2	—	—	1	4
No Score	—	1	1	1	—	3
	$58	$88	$53	$39	$75	$313

Gross write-offs	$—	$7	$7	$4	$6	$24
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income - securitized vacation ownership notes receivable	$79	$73	$157	$147
Interest income - non-securitized vacation ownership notes receivable	10	13	22	25
Total interest income associated with vacation ownership notes receivable	$89	$86	$179	$172

Vacation Ownership Notes Receivable Reserve
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. The following table summarizes the activity related to our originated vacation ownership notes receivable reserve during the first half of 2026.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2025	$242	$285	$527
Increase in vacation ownership notes receivable reserve	87	28	115
Securitizations	(144)	144	—
Clean-up call	56	(56)	—
Write-offs	(99)	—	(99)
Defaulted vacation ownership notes receivable repurchase activity(1)	84	(84)	—
Balance at June 30, 2026	$226	$317	$543

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

For our acquired vacation ownership notes receivable, the remaining reserve was $6 million as of June 30, 2026, and we recorded $3 million of write-offs for the six months ended June 30, 2026.
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 13.05% as of June 30, 2026 and 13.51% as of December 31, 2025. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $15 million as of both June 30, 2026 and December 31, 2025.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at June 30, 2026	$192	$19	$211
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2025	$165	$20	$185
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026			As of December 31, 2025
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$20	$68	$88	$27	$67	$94
91 – 120 days past due	7	16	23	12	17	29
Greater than 120 days past due	185	3	188	153	3	156
Total past due	212	87	299	192	87	279
Current	521	2,316	2,837	720	2,101	2,821
Total vacation ownership notes receivable	$733	$2,403	$3,136	$912	$2,188	$3,100

7.	FINANCIAL INSTRUMENTS
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

	At June 30, 2026		At December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,587	$2,679	$2,565	$2,645
Contracts receivable for financed VOI sales, net	121	121	95	95
Other assets	188	188	168	168
Total financial assets	$2,896	$2,988	$2,828	$2,908

Securitized debt, net	$(2,353)	$(2,387)	$(2,146)	$(2,196)
Term Loan, net	(776)	(785)	(780)	(788)
Revolving Corporate Credit Facility, net	(141)	(145)	—	—
2028 Notes, net	(349)	(347)	(348)	(346)
2029 Notes, net	(497)	(483)	(497)	(479)
2033 Notes, net	(568)	(572)	(567)	(553)
2026 Convertible Notes, net	—	—	(575)	(564)
2027 Convertible Notes, net	(571)	(568)	(569)	(548)
Total financial liabilities	$(5,255)	$(5,287)	$(5,482)	$(5,474)
Vacation Ownership Notes Receivable

	At June 30, 2026		At December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$2,082	$2,172	$1,900	$1,975

Eligible for securitization	57	59	152	157
Not eligible for securitization	448	448	513	513
Non-securitized	505	507	665	670

Total	$2,587	$2,679	$2,565	$2,645
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
Other Assets
Other assets include $188 million and $168 million of company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) at June 30, 2026 and December 31, 2025, respectively, that are held in a rabbi trust. The rabbi trust is considered a VIE, which we consolidate because we are the primary beneficiary as we direct the activities of the trust and are the beneficiary of the trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to common stockholders	$77	$69	$99	$125
Shares for basic earnings per share	34.8	34.9	34.7	35.0
Basic earnings per share	$2.21	$1.98	$2.86	$3.59

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to common stockholders	$77	$69	$99	$125
Add back of interest expense related to convertible notes, net of tax	4	5	8	10
Numerator used to calculate diluted earnings per share	$81	$74	$107	$135

Shares for basic earnings per share	34.8	34.9	34.7	35.0
Effect of dilutive shares outstanding
Restricted stock units	0.4	—	0.3	0.1
2026 Convertible Notes	—	3.7	—	3.7
2027 Convertible Notes	3.0	3.1	3.0	3.1
Shares for diluted earnings per share	38.2	41.7	38.0	41.9
Diluted earnings per share	$2.12	$1.77	$2.82	$3.23
The computations of diluted earnings per share attributable to common stockholders above exclude approximately 873,000 and 645,000 shares of common stock, the maximum number of shares issuable as of June 30, 2026 and June 30, 2025, respectively, upon the vesting of certain performance-based and market-based awards, because the performance or market conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
In accordance with the applicable accounting guidance for calculating earnings per share, for the second quarter of 2026, we excluded from our calculation of diluted earnings per share 635,060 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first half of 2026, we excluded from our calculation of diluted earnings per share 763,659 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $71.17 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the second quarter and first half of 2025, we excluded from our calculation of diluted earnings per share 788,607 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $71.17 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At June 30, 2026	At December 31, 2025
Real estate inventory(1)	$665	$684
Other	8	8
	$673	$692

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $17 million during the first half of 2026 and $28 million during the first half of 2025.
In addition to the above, at June 30, 2026 and December 31, 2025, we had $229 million and $224 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
We also had deposits on future purchases of inventory of $34 million at June 30, 2026, of which $25 million was included in Other assets and $9 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $31 million at December 31, 2025, of which $26 million was included in Other assets and $5 million was included in Accounts and contracts receivable, net on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of June 30, 2026, we had the following commitments outstanding:
•We have various agreements for cloud computing and outsourcing of development, maintenance and support related to information technology that we use in the normal course of business. We expect aggregate obligations under these contracts of $153 million, of which we expect $53 million, $45 million, $27 million, $11 million, $11 million and $6 million will be paid in the remainder of 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.
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
•In connection with our recent sale of an entity that owned and operated a hotel in Cancun, we entered into a commitment to purchase vacation ownership units located in Puerto Vallarta, Mexico, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. Presuming all construction milestones are achieved, we will acquire 64 vacation ownership units for $46 million in 2028. See Footnote 3 “Acquisitions and Dispositions” for further details on our sale of and entity that owned and operated a hotel in Cancun in the first quarter of 2026.
•We have a remaining commitment of $11 million to purchase 32 vacation ownership units located in Bali, Indonesia, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. Subsequent to the end of the second quarter of 2026, we completed the acquisition of these vacation ownership units and made the remaining payments of $11 million.
•We have a commitment to acquire real estate in Waikiki, Hawaii for use in our Vacation Ownership segment via our involvement with a VIE. Refer to Footnote 15 “Variable Interest Entities” for additional information and our activities relating to the VIE involved in this commitment.

As of June 30, 2026, we had $5 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $4 million were related to and in lieu of reserves required for certain of our outstanding securitization transactions. In addition, as of June 30, 2026, we had $34 million in letters of credit outstanding that were related to and in lieu of reserves required for certain other outstanding securitization transactions, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Surety bonds issued as of June 30, 2026 totaled $140 million, the majority of which were requested by federal, state or local governments in connection with our operations.
Guarantees
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At June 30, 2026, our expected commitment for the remainder of 2026 is $13 million, which will ultimately be recorded as a component of rental expense on our income statement.
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

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2026	At December 31, 2025
Vacation ownership notes receivable securitizations, gross(1)	$2,216	$2,173
Unamortized debt discount and issuance costs	(27)	(27)
	2,189	2,146

Warehouse Credit Facility, gross(2)	165	—
Unamortized debt issuance costs(3)	(1)	—
	164	—

	$2,353	$2,146

(1)Interest rates as of June 30, 2026 range from 1.5% to 6.6%, with a weighted average interest rate of 4.8%.
(2)Effective interest rate as of June 30, 2026 was 4.8%.
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

The following table shows anticipated future principal payments for our securitized debt as of June 30, 2026.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payment Year
2026, remaining	$94	$3	$97
2027	189	7	196
2028	193	155	348
2029	193	—	193
2030	196	—	196
Thereafter	1,351	—	1,351
	$2,216	$165	$2,381

(1)Excludes future Warehouse Credit Facility renewals or refinancing through ABS transactions.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the second quarter of 2026, and as of June 30, 2026, we had 12 securitized vacation ownership notes receivable pools outstanding, none of which were out of compliance with their respective established parameters.
As the contractual terms of the underlying securitized vacation ownership notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier than shown above due to prepayments by the vacation ownership notes receivable obligors.
During the second quarter of 2026, we securitized a pool of $470 million of vacation ownership notes receivable. In connection with the securitization, $460 million in vacation ownership loan backed notes were issued by MVW 2026-1 LLC (the “2026-1 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2026-1 LLC: $277 million of Class A Notes, $97 million of Class B Notes, and $86 million of Class C Notes. The Class A Notes have an interest rate of 4.67%, the Class B Notes have an interest rate of 4.97%, and the Class C Notes have an interest rate of 5.36%, for an overall weighted average interest rate of 4.86%. Proceeds from the transaction, net of fees, were used to repay outstanding credit facility obligations and for other general corporate purposes.
Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis, has a borrowing capacity of $500 million and, prior to its July 15, 2026 amendment (the “Warehouse Amendment”), had a facility expiration date of June 11, 2027. The Warehouse Amendment extended the revolving period from June 11, 2027 to June 12, 2028 and made certain other non-material changes. The credit spread for the Warehouse Credit Facility is 110 basis points over the Secured Overnight Financing Rate (“SOFR”).

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At June 30, 2026	At December 31, 2025
Corporate Credit Facility
Term Loan(1)	$784	$788
Unamortized debt discount and issuance costs	(8)	(8)
	776	780

Revolving Corporate Credit Facility(2)	145	—
Unamortized debt issuance costs(3)	(4)	—
	141	—
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(1)	(2)
	349	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(3)	(3)
	497	497

2033 Notes	575	575
Unamortized debt discount and issuance costs	(7)	(8)
	568	567
Convertible Notes
2026 Convertible Notes	—	575
Unamortized debt issuance costs	—	—
	—	575

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(4)	(6)
	571	569

Finance Leases	198	198
	$3,100	$3,534

(1)The effective interest rate as of June 30, 2026 was 5.9%.
(2)The effective interest rate as of June 30, 2026 was 5.1%.
(3) Excludes $4 million of unamortized debt issuance costs classified as a component of Other Assets on our Balance Sheet as of December 31, 2025, as no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of June 30, 2026.

	Payments Year
($ in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Term Loan	$4	$8	$8	$8	$8	$748	$784
Revolving Corporate Credit Facility	—	—	—	—	145	—	145
2028 Notes	—	—	350	—	—	—	350
2029 Notes	—	—	—	500	—	—	500
2033 Notes	—	—	—	—	—	575	575
2027 Convertible Notes	—	575	—	—	—	—	575
	$4	$583	$358	$508	$153	$1,323	$2,929
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
During the second quarter of 2025, we entered into a $300 million interest rate swap pursuant to which we pay interest at a fixed rate of 3.344% and receive interest at a floating rate (SOFR) through May 2027 to hedge a portion of our interest rate risk on the Term Loan. This interest rate swap has been designated and qualifies as a cash flow hedge of interest rate risk and is recorded in Other Assets on our Balance Sheet as of June 30, 2026 and in Other Liabilities on our Balance Sheet as of December 31, 2025. We characterize payments we make or receive in connection with this derivative instrument as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
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
Convertible Notes
2026 Convertible Notes Maturity
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bore interest at a rate of 0.00%. The 2026 Convertible Notes matured at par on January 15, 2026, at which time none of the 2026 Convertible Notes were converted and all were settled in cash, and the deferred financing costs were fully amortized. Amortization of debt issuance costs related to the 2026 Convertible Notes was less than $1 million during the first half of 2026, and $1 million and $2 million for the second quarter and first half of 2025, respectively.
2026 Convertible Note Hedges and Warrants
In connection with the offering of the 2026 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2026 Convertible Note Hedges”), covering shares of our common stock, and warrant transactions (the “2026 Warrants”), whereby we sold to the counterparties to the 2026 Convertible Note Hedges warrants to acquire shares of our common stock.
The 2026 Convertible Note Hedges expired upon the maturity of the 2026 Convertible Notes on January 15, 2026, and none were exercised. The 2026 Warrants expired subsequent to the end of the second quarter of 2026, and none were exercised.

2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of June 30, 2026 to 5.3216 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $187.91 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 30, 2026, the effective interest rate was 3.88%.
The following table provides the components of interest expense related to the 2027 Convertible Notes.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$5	$5	$9	$9
Amortization of debt issuance costs	1	1	2	2
	$6	$6	$11	$11
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.1 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.1 million shares of our common stock, in each case, as of June 30, 2026. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $187.91 and $283.63, respectively, as of June 30, 2026, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At June 30, 2026, there were 75,919,908 shares of Marriott Vacations Worldwide common stock issued, of which 34,394,286 shares were outstanding and 41,525,622 shares were held as treasury stock. At December 31, 2025, there were 75,891,531 shares of Marriott Vacations Worldwide common stock issued, of which 34,124,033 shares were outstanding and 41,767,498 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of June 30, 2026 or December 31, 2025.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of June 30, 2026, approximately $322 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2026.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	26,795,163	$2,522	$94.12
For the first half of 2026	—	—	$—
As of June 30, 2026	26,795,163	$2,522	$94.12
Dividends
We declared cash dividends to holders of our common stock during the first half of 2026 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 19, 2026	March 4, 2026	March 18, 2026	$0.80
May 14, 2026	May 27, 2026	June 10, 2026	$0.80

14.	SHARE-BASED COMPENSATION
During the second quarter of 2026, our stockholders approved the Second Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”), which increased the aggregate number of authorized shares of our common stock that may be issued pursuant to grants under the plan by 2.5 million shares. The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. As of June 30, 2026, approximately 3 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service-based RSUs	$9	$10	$18	$16
Performance-based RSUs	1	2	1	2
Market-based RSUs	1	—	1	—
	11	12	20	18
SARs	1	—	2	1
	$12	$12	$22	$19
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At June 30, 2026	At December 31, 2025
Service-based RSUs	$42	$26
Performance-based RSUs	9	7
Market-based RSUs	7	—
	58	33
SARs	10	2
	$68	$35

Restricted Stock Units
We granted 610,856 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $61.82, to our employees and non-employee directors during the first half of 2026. During the first half of 2026, we also granted one-time performance-based RSUs (the “PSUs”), which are subject to performance-based vesting conditions, to certain executives. A maximum of 300,000 RSUs may be earned under the PSU awards granted during the first half of 2026. The PSUs vest over a three-year performance period beginning January 1, 2026 subject to continuous service, and are earned based on the achievement of the highest cumulative performance metric achieved during any four consecutive quarters relative to specified performance thresholds.
During the first quarter of 2026, we also granted one-time market-based RSUs (“MRSUs”) to certain executives. A maximum of 300,000 shares can be earned under the MRSUs. The MRSUs vest over a 3.5 year performance period beginning January 1, 2026, subject to continuous service, and are earned based on the Company’s stock price exceeding specified thresholds. The grant date fair value of $51.38 per share for the MRSUs was determined using a Monte Carlo simulation model, based on an expected volatility of 45.57%, a risk-free interest rate of 3.54% and a dividend yield of 4.56%. Compensation expense for the MRSUs is recognized straight line over the requisite service period.
The PSUs and MRSUs are required to be settled in shares, or cash if sufficient shares are not available under the MVW Equity Plan, and are classified as equity under ASC 718, Compensation—Stock Compensation.
Stock Appreciation Rights
We granted 474,423 SARs, with a weighted average grant-date fair value of $23.59 and a weighted average exercise price of $68.20, to members of management during the first half of 2026. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected term was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected term. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first half of 2026:

Expected volatility	50.41% - 50.73%
Dividend yield	4.40% - 4.56%
Risk-free rate	3.73% - 3.95%
Expected term (in years)	6.00 - 6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at June 30, 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,922	$160	$2,082
Interest receivable	16	1	17
Restricted cash	80	7	87
Total	$2,018	$168	$2,186
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	2,216	165	2,381
Total	$2,219	$166	$2,385

The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the second quarter of 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$76	$3	$79
Interest expense	$27	$2	$29
Debt issuance cost amortization	$3	$—	$3
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first half of 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$143	$14	$157
Interest expense	$52	$5	$57
Debt issuance cost amortization	$6	$—	$6
The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$455	$445
Principal receipts	318	293
Interest receipts	142	135
Reserve release	1	105
Total	916	978
Cash Outflows
Principal payments	(302)	(284)
Voluntary repurchases of defaulted vacation ownership notes receivable	(87)	(83)
Voluntary clean-up call	(28)	(64)
Interest payments	(52)	(47)
Funding of restricted cash	—	(103)
Total	(469)	(581)
Net Cash Flows	$447	$397
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$522	$364
Principal receipts	25	25
Interest receipts	11	14
Reserve release	2	11
Total	560	414
Cash Outflows
Principal payments	(13)	(21)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(1)
Repayment of Warehouse Credit Facility	(344)	(308)
Interest payments	(4)	(6)
Funding of restricted cash	(3)	(12)
Total	(364)	(348)
Net Cash Flows	$196	$66

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
Other Variable Interest Entities
We have a commitment to purchase completed vacation ownership units located in Waikiki, Hawaii for $41 million in 2026. The property is held by a VIE for which we are not the primary beneficiary. We do not control the decisions that most significantly impact the economic performance of the entity as we cannot prevent the variable interest entity from selling the property at a higher price. Accordingly, we have not consolidated the VIE. As of June 30, 2026, our Balance Sheet reflected $1 million in Accounts and contracts receivable, net, including a note receivable of less than $1 million, and $4 million in Property and equipment, net. We believe that our maximum exposure to loss as a result of our involvement with this VIE is approximately $5 million as of June 30, 2026.

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

	Three Months Ended						Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026			June 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$1,260	$54	$1,314	$1,188	$53	$1,241	$2,453	$111	$2,564	$2,323	$111	$2,434
Reconciliation of revenues
Corporate and other(1)			6			5			13			12
Total consolidated revenues			$1,320			$1,246			$2,577			$2,446

Cost of vacation ownership products	(43)	—		(41)	—		(89)	—		(83)	—
Marketing and sales	(281)	—		(237)	—		(523)	—		(471)	—
Management and exchange	(73)	(28)		(76)	(29)		(145)	(58)		(148)	(58)
Rental	(143)	—		(129)	—		(286)	—		(255)	—
Financing(2)	(42)	—		(37)	—		(83)	—		(73)	—
Royalty fee	(29)	—		(28)	—		(57)	—		(56)	—
Other segment items(3)	(403)	(4)		(409)	(1)		(836)	(7)		(785)	(2)
Segment Adjusted EBITDA	246	22	268	231	23	254	434	46	480	452	51	503
Corporate and other(1)			(53)			(51)			(104)			(108)
Interest expense, net(2)			(43)			(42)			(87)			(82)
Depreciation and amortization			(32)			(38)			(66)			(76)
Share-based compensation expense			(12)			(12)			(22)			(19)
Amortization of cloud computing software implementation costs			(2)			(1)			(3)			(2)
Certain items			(12)			(16)			(39)			(21)
Provision for income taxes			(37)			(25)			(60)			(70)
Net income attributable to common stockholders			$77			$69			$99			$125
(1)Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative expenses, and transaction and integration costs. In addition, Corporate and Other includes revenues and expenses from Consolidated Property Owners’ Associations. Our CODM does not use this information for operating segment resource allocations.
(2)Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and six months ended June 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $2 million and $5 million for the three and six months ended June 30, 2026, respectively, and $3 million and $7 million for the three and six months ended June 30, 2025, respectively.
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
The following table shows the composition of our Modernization expense.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Advisory services	$(1)	$22	$(1)	$31
Consulting (implementation)	5	7	14	7
Transition costs	2	1	5	1
Technology	4	2	8	2
Other	—	2	—	3
	$10	$34	$26	$44
The following table presents the activity for this accrual on our Balance Sheet related to our Modernization efforts.

($ in millions)
Balance at December 31, 2025	$26
Modernization expenses	26
Cash payments	(27)
Balance at June 30, 2026	$25
During the third quarter of 2025, we entered into outsourced service arrangements and completed the transition of a portion of certain corporate overhead functions to outsourced service providers. The arrangements are for terms of five to six years, and are cancellable for convenience by us subject to a termination penalty. As of June 30, 2026, our aggregate expected obligation under these arrangements is $121 million, of which $21 million, $27 million, $26 million, $26 million, $18 million, and $3 million is expected to be paid in the remainder of 2026, 2027, 2028, 2029, 2030, and thereafter, respectively, and the total penalties for early termination are $27 million, if cancelled.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations, cash flows, financial condition, leverage, liquidity; future dividend payments; business strategies and management priorities for 2026, including efforts to improve profitability, accelerate growth, lower costs, monetize non-core assets and enhance Tour quality and VPG, expected trends in rental profit, marketing and sales expenses and cost of vacation ownership products as a percentage of revenue; the adequacy of capital to meet short-term and long-term liquidity requirements; our expectations regarding the costs and benefits of our modernization efforts; our plan to reduce our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding inventory spending; and the impact of inventory repurchases and timing of payments for inventory. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you that these statements are not guarantees of future performance and are subject to numerous and evolving risks and uncertainties that we may not be able to predict or assess, such as: uncertainty in the current global macroeconomic environment created by rapid governmental policy and regulatory changes, including those affecting international trade or travel; future health crises and related governmental responses and their potential adverse effects; variations in demand for vacation ownership and exchange products and services; failure of vendors and other third parties to timely comply with their contractual obligations; worker absenteeism; our ability to attract and retain our global workforce; price inflation; difficulties associated with implementing new or maintaining existing technologies; the ability to integrate artificial intelligence (“AI”) technologies successfully while managing and mitigating related operational, legal, intellectual property, data security and reputational risks; changes in privacy and other laws and regulations affecting our business; instability, disruptions, or distress in the banking system or financial institutions; impacts of severe weather events, climate conditions or natural or man-made disasters; delinquency and default rates in our financing business; global supply chain disruptions; volatility in the international and national economies and credit markets; the impacts of ongoing global conflicts and related sanctions or geopolitical measures; competitive conditions; the availability of capital to finance growth; the impact of changes in interest rates; the effects of steps we have taken and may continue to take to reduce operating costs and accelerate growth and profitability; political or social strife; and other matters referred to under the heading “Risk Factors” contained herein and also in our 2025 Annual Report, and which may be updated in our future periodic filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
•Total active members represents the number of active members of the Interval Network as of the end of the applicable period. We consider this metric to be an important indicator of the size of the member base eligible to transact within the Interval Network.

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
NM = Not meaningful.
Management Priorities
During the second quarter of 2026, we continued to execute our previously described management priorities and made meaningful progress across our strategic, operational, and financial objectives. The following discussion provides an update on our progress.
Our management priorities for 2026 are as follows:
•Improve profitability and cash flow by driving higher free cash flow conversion through disciplined execution, optimizing working capital, managing capital spending, and improving Adjusted EBITDA performance.
•We improved net income and Adjusted EBITDA in the second quarter of 2026 as compared to the second quarter of 2025 and improved operating cash flow for the first half of 2026, shifting to cash provided by operating activities in 2026 from cash used in operating activities during the comparable period in 2025.
•Strengthen leadership and talent through onboarding new leadership with the external expertise to drive improvement in consistency and long-term growth execution. Retain key existing leadership and talent throughout the organization to facilitate continuity and retention of historical business knowledge.
•During the first half of 2026, we enhanced key leadership talent and capabilities and made targeted investments in our workforce. We believe these actions have strengthened our leadership bench, enhanced critical commercial capabilities across the organization, and supported the execution of our strategic and operational objectives. We will regularly evaluate our talent needs and organizational structure to help maintain the capabilities we believe are necessary to support long-term growth and value creation.
•Accelerate near-term, sustainable revenue growth by increasing contract sales through strengthened marketing and sales leadership, hiring proven frontline sales talent and critically improving our daily management discipline throughout our business. Current initiatives focus on expanding and diversifying marketing opportunities by improving lead generation, increasing marketing efficiency and enhancing our products and services.
•We have continued to onboard top-performing sales and marketing professionals while investing in innovation and industry-leading tools that we believe help our teams to operate more effectively and support long-term value creation.
•In the second quarter of 2026, we enhanced our Owner Benefit Levels, including by introducing new ownership tiers, providing exclusive access to deeper discounts for certain reservation types and additional onsite benefits when visiting the Marriott Vacation Clubs. We plan to continue to focus on creating more personalized, engaging and experience-driven vacations for our owners to elevate the owner experience.
•In the second quarter of 2026, we launched “Inner Circle,” a new owner-exclusive experiences platform offering access to private concerts, sporting events, culinary experiences and on-site events to owners of Marriott Vacation Club, Westin Vacation Club and Sheraton Vacation Club. Early owner participation and engagement levels have been favorable among those who have attended these events, providing evidence that these initiatives are resonating with our owner base.

•We expect the enhanced owner experience, new owner benefits and Inner Circle platforms to increase owner engagement and retention which we anticipate will generate increased referrals of potential new customers to support contract sales growth and higher VPG. We expect the financial benefits of these actions to grow in the second half of 2026 and continue into 2027 as we build a Tour pipeline that reflects these changes. We expect that marketing and sales expenses to decline as a percentage of Development revenue during the second half of 2026.
•As a result of these actions, Contract sales increased 22% and VPG increased 23% during the second quarter of 2026 over the comparable period in 2025 despite a 1% decline in Tours.
•Lower cost base by emphasizing operating discipline to improve cash flow through execution and cost management.
•We intend to continue to advance this priority through focused expense control, operational efficiencies, and disciplined management of working capital and capital expenditures. We believe these efforts contributed to a significant improvement in operating cash flow, which transitioned from cash used in operating activities during the comparable 2025 period to cash provided by operating activities in 2026.
•Protect and grow recurring, high margin revenue streams by maintaining stable performance in our financing and management and exchange businesses to promote earnings durability and cash flow generation.
•Our financing, management and exchange businesses continue to be high-margin, recurring revenue streams which contribute to earnings and cash flow generation, reinforcing the resilience of our business model and supporting our objective of delivering consistent financial performance across varying market conditions.
•Disciplined capital allocation to fund high return growth initiatives while prioritizing liquidity and balance sheet flexibility.
•We seek to balance investment in growth with maintaining liquidity and balance sheet flexibility. We are prioritizing initiatives that we believe have the greatest potential to drive long-term returns while maintaining the financial flexibility necessary to support our strategic objectives and navigate macroeconomic uncertainty.
•In July 2026, we amended certain agreements associated with our Warehouse Credit Facility to extend the revolving period from the second quarter of 2027 to the second quarter of 2028. The extension strengthens our liquidity profile and financial flexibility, while providing continued access to a key source of funding to support our strategic and operational objectives.
•Monetize non-core assets to generate proceeds and support our deleveraging and reinvestment priorities.
•While we continue to evaluate opportunities to monetize non-core assets as part of our capital allocation framework, recent increases in contract sales volume and improved sales trends have increased our inventory requirements to support anticipated future sales. As a result, we now expect to retain certain assets for operational use that we previously identified for potential disposition, reducing our near term estimated proceeds from non-core asset monetization but supporting future revenue generation and long-term value creation.
•Following the decision to retain certain assets for operational use, we now expect that we will generate approximately $200 million of gross cash proceeds from the disposition of non-core assets in 2026 and 2027. We realized proceeds of $50 million in the first quarter of 2026 from the disposition of an entity that owned and operated a hotel in Cancun, Mexico and we expect to realize an additional $50 million of gross proceeds from dispositions during the remainder of 2026.
•Optimize geographic mix by scaling back our operations in lower return areas to improve capital efficiency overall and future margins.
•As part of our previously announced Asia Pacific strategy, we reduced Tours to certain customers in select markets, aligned regional staffing levels with anticipated demand, and deferred the purchase of a future phase of our Khao Lak, Thailand resort development.
•During the second quarter of 2026, we decided to close our sales gallery in Dubai, United Arab Emirates. This decision reflected the anticipated impact of heightened geopolitical uncertainty in the region on anticipated operating performance and our commitment to deploying capital in a manner that supports long-term value creation.

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Sale of vacation ownership products	$430	$370	$773	$725
Management and exchange	225	219	441	434
Rental	173	160	349	329
Financing	92	90	184	178
Cost reimbursements	400	407	830	780
TOTAL REVENUES	1,320	1,246	2,577	2,446
EXPENSES
Cost of vacation ownership products	43	41	89	83
Marketing and sales	281	237	523	471
Management and exchange	121	121	241	238
Rental	140	125	280	248
Financing	42	37	83	73
Royalty fee	29	28	57	56
General and administrative	62	61	126	122
Depreciation and amortization	32	38	66	76
Litigation charges	(1)	5	1	12
Modernization†	10	34	26	44
Restructuring†	—	—	6	—
Impairment†	—	—	—	2
Cost reimbursements	400	407	830	780
TOTAL EXPENSES	1,159	1,134	2,328	2,205
(Losses) gains and other (expense) income, net	(4)	24	(2)	37
Interest expense, net	(43)	(42)	(87)	(82)
Other	—	—	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	114	94	159	196
Provision for income taxes	(37)	(25)	(60)	(70)
NET INCOME	77	69	99	126
Net income attributable to noncontrolling interests	—	—	—	(1)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$77	$69	$99	$125
† Prior year amounts have been reclassified to conform with our current year presentation.
Operating Statistics

	Three Months Ended				Six Months Ended
(Contract sales $ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Vacation Ownership
Contract sales	$545	$445	$100	22%	$956	$865	$91	10%
VPG	$4,477	$3,631	$846	23%	$4,266	$3,791	$475	13%
Tours	112,721	114,402	(1,681)	(1%)	207,971	212,400	(4,429)	(2%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,475	1,507	(32)	(2%)	1,475	1,507	(32)	(2%)
Average revenue per member	$36.83	$37.40	$(0.57)	(2%)	$76.04	$77.40	$(1.36)	(2%)

Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Vacation Ownership	$1,260	$1,188	$72	6%	$2,453	$2,323	$130	6%
Exchange & Third-Party Management	54	53	1	2%	111	111	—	NM
Total Segment Revenues	1,314	1,241	73	6%	2,564	2,434	130	5%
Consolidated Property Owners’ Associations	6	5	1	NM	13	12	1	NM
Total Revenues	$1,320	$1,246	$74	6%	$2,577	$2,446	$131	5%
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
Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and six months ended June 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $2 million and $5 million for the three and six months ended June 30, 2026, respectively, and $3 million and $7 million for the three and six months ended June 30, 2025, respectively.

The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with net income attributable to common stockholders, which is the most directly comparable GAAP financial measure.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Net income attributable to common stockholders	$77	$69	$8	11%	$99	$125	$(26)	(21%)
Interest expense, net	43	42	1	3%	87	82	5	6%
Provision for income taxes	37	25	12	46%	60	70	(10)	(14%)
Depreciation and amortization	32	38	(6)	(15%)	66	76	(10)	(13%)
EBITDA	189	174	15	8%	312	353	(41)	(12%)
Share-based compensation expense	12	12	—	NM	22	19	3	15%
Amortization of cloud computing software implementation costs	2	1	1	29%	3	2	1	30%
Certain items	12	16	(4)	NM	39	21	18	NM
Adjusted EBITDA	$215	$203	$12	6%	$376	$395	$(19)	(5%)
Adjusted EBITDA Margin	23.4%	24.3%	(0.9 pts)		21.5%	23.7%	(2.2 pts)
The table below details the components of Certain items for the periods presented.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loss (gain) on disposition of hotel, land, and other	$1	$—	$(2)	$—
Foreign currency	2	(18)	5	(21)
Insurance proceeds	—	(1)	—	(8)
Change in indemnification asset	2	(3)	5	(3)
Change in estimates relating to pre-acquisition contingencies	—	—	(4)	(2)
Other	(1)	(2)	(2)	(3)
Losses (gains) and other expense (income), net	4	(24)	2	(37)
Litigation charges	(1)	5	1	12
Modernization†	10	34	26	44
Restructuring†	—	—	6	—
Impairment†	—	—	—	2
Other	(1)	1	4	—
Total Certain items	$12	$16	$39	$21
† Prior year amounts have been reclassified to conform with our current year presentation.

Segment Adjusted EBITDA

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Vacation Ownership	$246	$231	$15	7%	$434	$452	$(18)	(4%)
Exchange & Third-Party Management	22	23	(1)	(7%)	46	51	(5)	(11%)
Segment Adjusted EBITDA	268	254	14	5%	480	503	(23)	(5%)
General and administrative	(62)	(61)	(1)	(3%)	(126)	(122)	(4)	(4%)
Share-based compensation expense	10	9	1	(1%)	17	14	3	21%
Other(1)	(1)	1	(2)	NM	5	—	5	NM
Adjusted EBITDA	$215	$203	$12	6%	$376	$395	$(19)	(5%)
(1)Includes $5 million of severance expense relating to changes in executive leadership that was recorded as General and administrative expense in the six months ended June 30, 2026.
The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Segment financial results	$219	$197	$22	12%	$386	$395	$(9)	(2%)
Depreciation and amortization	22	28	(6)	(19%)	46	54	(8)	(14%)
Share-based compensation expense	2	3	(1)	(3%)	4	4	—	1%
Amortization of cloud computing software implementation costs	2	1	1	47%	3	2	1	47%
Certain items	1	2	(1)	NM	(5)	(3)	(2)	NM
Segment Adjusted EBITDA	$246	$231	$15	7%	$434	$452	$(18)	(4%)
Segment Adjusted EBITDA Margin	28.9%	29.8%	(0.9 pts)		27.0%	29.5%	(2.5 pts)
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loss (gain) on disposition of hotel, land, and other	$1	$—	$(2)	$—
Insurance proceeds	—	—	—	(7)
Change in estimates relating to pre-acquisition contingencies	—	—	(4)	(2)
Other	—	(1)	—	(1)
Losses (gains) and other expense (income), net	1	(1)	(6)	(10)
Litigation charges	—	3	1	7
Total Certain items	$1	$2	$(5)	$(3)

Exchange & Third-Party Management

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Segment financial results	$17	$16	$1	2%	$36	$34	$2	3%
Depreciation and amortization	5	7	(2)	(27%)	10	14	(4)	(30%)
Share-based compensation expense	—	—	—	(1%)	1	1	—	2%
Certain items	—	—	—	NM	(1)	2	(3)	NM
Segment Adjusted EBITDA	$22	$23	$(1)	(7%)	$46	$51	$(5)	(11%)
Segment Adjusted EBITDA Margin	43.3%	45.9%	(2.6 pts)		44.1%	47.5%	(3.4 pts)
The table below details the components of Certain items for Exchange and Third-Party Management segment financial results.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gains and other income, net	$—	$—	(1)	—
Impairment†	—	—	—	2
Total Certain items	$—	$—	$(1)	$2
† Prior year amounts have been reclassified to conform with our current year presentation.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information.
Vacation Ownership

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Sale of vacation ownership products	$430	$370	$773	$725
Resort management and other services	166	165	322	320
Rental	165	150	332	309
Financing	92	90	184	178
Cost reimbursements	407	413	842	791
TOTAL REVENUES	1,260	1,188	2,453	2,323
EXPENSES
Cost of vacation ownership products	43	41	89	83
Marketing and sales	281	237	523	471
Resort management and other services	73	76	145	148
Rental	143	129	286	255
Financing	42	37	83	73
Royalty fee	29	28	57	56
Depreciation and amortization	22	28	46	54
Litigation charges	—	3	1	7
Cost reimbursements	407	413	842	791
TOTAL EXPENSES	1,040	992	2,072	1,938
(Losses) gains and other (expense) income, net	(1)	1	6	10
Other	—	—	(1)	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$219	$197	$386	$395

Sale of Vacation Ownership Products

	Three Months Ended						Six Months Ended
($ in millions)	June 30, 2026	% of Contract Sales, Net of Resales	June 30, 2025	% of Contract Sales, Net of Resales	Change		June 30, 2026	% of Contract Sales, Net of Resales	June 30, 2025	% of Contract Sales, Net of Resales	Change
Contract sales	$545		$445		$100	22%	$956		$865		$91	10%
Less: Resales contract sales	(10)		(7)		(3)		(16)		(16)		—
Contract sales, net of resales	535		438		97	22%	940		849		91	11%
Plus:
Settlement revenue	12	2%	11	2%	1		22	2%	20	2%	2
Resales revenue	4	1%	5	1%	(1)		6	1%	9	1%	(3)
Revenue recognition adjustments:
Reportability	(20)	(4%)	2	1%	(22)		(22)	(2%)	7	1%	(29)
Sales reserve	(72)	(13%)	(58)	(13%)	(14)		(122)	(13%)	(108)	(13%)	(14)
Other(1)	(29)	(5%)	(28)	(6%)	(1)		(51)	(5%)	(52)	(6%)	1
Sale of vacation ownership products	$430	80%	$370	85%	$60	16%	$773	82%	$725	85%	$48	7%

VPG	$4,477		$3,631		$846	23%	$4,266		$3,791		$475	13%
Tours	112,721		114,402		(1,681)	(1%)	207,971		212,400		(4,429)	(2%)
Expected financing propensity as a % of contract sales	66%		64%		2 pts		62%		61%		1 pts
Average FICO Score (2)	756		742				754		741
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who we expect to finance a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
Second Quarter
The increase in Sale of vacation ownership products for the second quarter of 2026 was driven by higher contract sales, partially offset by lower revenue reportability.
•Owner contract sales increased 41% reflecting a 33% increase in VPG and a 7% increase in owner Tours. These results reflect changes in our second quarter sales strategy to focus on existing owners upon the launch of our recent owner engagement initiatives and greater incremental purchase activity by existing owners.
•First time buyer contract sales decreased 16% driven by lower VPG and Tours. We continue to believe there is a significant long-term opportunity to expand our first time buyer base through targeted marketing, enhanced lead generation efforts, and continued refinement of our sales and customer acquisition strategies.
The overall decline in Tours was largely attributable to change in strategy for our Asia-Pacific business as well as our strategy to improve Tour quality for first time buyers. Excluding Asia‑Pacific, Tours increased 3% year-over-year. VPG increased 23% year-over-year on a consolidated basis and, excluding Asia-Pacific, VPG increased nearly 22% year over year.
We expect the higher contract sales and VPG to continue throughout the remainder of the year, partially offset by an increase in our Sales reserve attributed to higher average transaction size and propensity.

First Half
The increase in Sale of vacation ownership products for the first half of 2026 was driven by higher contract sales, partially offset by lower revenue reportability.
•Owner contract sales increased 22% reflecting a 19% increase in VPG and higher Tours.
•First time buyer contract sales decreased 14% reflecting lower Tours and a lower VPG.
The decline in Tours was largely attributable to the change in strategy for our Asia-Pacific business as well as our strategy to improve Tour quality for first time buyers. Excluding Asia‑Pacific, Tours increased 1% year-over-year. VPG increased 13% year-over-year on a consolidated basis and, excluding Asia-Pacific, increased nearly 12% year over year.
Development Profit

	Three Months Ended						Six Months Ended
($ in millions)	June 30, 2026	% of Revenue	June 30, 2025	% of Revenue	Change		June 30, 2026	% of Revenue	June 30, 2025	% of Revenue	Change
Sale of vacation ownership products	$430		$370		$60	16%	$773		$725		$48	7%
Cost of vacation ownership products	(43)	10%	(41)	11%	(2)	(2%)	(89)	11%	(83)	12%	(6)	(6%)
Marketing and sales	(281)	66%	(237)	64%	(44)	(19%)	(523)	68%	(471)	65%	(52)	(11%)
Development profit	$106		$92		$14	16%	$161		$171		$(10)	(5%)
Development profit margin	24.6%		24.7%		(0.1 pts)		20.8%		23.5%		(2.7 pts)
Second Quarter and First Half
The change in Development profit was due to the following:
•higher Sale of vacation ownership products (discussed above);
•a decline in Cost of vacation ownership products as a percentage of revenue due to the sale of lower average cost inventory (including resulting from the impairments in inventory from the fourth quarter of 2025), partially offset by lower favorable product cost true up activity; and
•higher Marketing and sales costs due to higher salaries, commissions and incentive compensation, marketing costs and severance associated with restructuring our marketing and sales leadership changes.
Cost of vacation ownership products as a percentage of revenue is expected to increase during the remainder of 2026, although will ultimately be determined through pricing increases, upgrade volume, repurchase activity and change in mix of inventory being sold. In addition, we expect to further leverage our fixed Marketing and sales expenses as we continue to invest in initiatives that support sales growth, reflecting our expectation that the growth in contract sales achieved during the second quarter of 2026 will continue through year-end resulting in an increase in Development profit margin.

Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Management fee revenues	$56	$55	$1	1%	$112	$110	$2	1%
Ancillary revenues	74	75	(1)	(2%)	139	140	(1)	(1%)
Other management and exchange revenues	36	35	1	5%	71	70	1	3%
Resort management and other services revenues	166	165	1	1%	322	320	2	1%
Resort management and other services expenses	(73)	(76)	3	3%	(145)	(148)	3	2%
Resort management and other services profit	$93	$89	$4	4%	$177	$172	$5	3%
Resort management and other services profit margin	56.0%	54.1%	1.9 pts		55.0%	53.9%	1.1 pts
Resort occupancy (1)	89.8%	89.5%	0.3 pts		90.1%	89.9%	0.2 pts

(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
Rental Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Rental revenues	$165	$150	$15	9%	$332	$309	$23	7%
Rental expenses	(143)	(129)	(14)	(11%)	(286)	(255)	(31)	(12%)
Rental profit	$22	$21	$1	NM	$46	$54	$(8)	(16%)
Rental profit margin	13.7%	15.0%	(1.3 pts)		13.9%	17.8%	(3.9 pts)

Transient keys rented(1)	603,918	587,670	16,248	3%	1,182,192	1,157,140	25,052	2%
Average transient rate	$259	$255	$4	2%	$272	$269	$3	1%
Rental occupancy(2)	74.9%	73.8%	1.1 pts		74.9%	74.1%	0.8 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Second Quarter
Rental profit increased due to a $9 million increase in transient rental revenues, including plus points, partially offset by $6 million of higher unsold maintenance fees associated with developer-owned inventory and $3 million of higher marketing, variable and other costs.
Rental revenues and Rental expenses are both $5 million higher due to a reduction in costs in excess of rental revenues for developer-owned inventory which is registered and held for sale. which is reclassified to Rental revenues (net presentation).
We continue to expect a decline in rental profit in 2026 due to higher inventory and related unsold maintenance fees.
First Half
Rental profit declined due to $13 million of higher unsold maintenance fees associated with developer-owned inventory and $8 million of higher marketing, variable and other costs, partially offset by a $12 million increase in transient rental revenues, including plus points.
Rental revenues and Rental expenses are both $11 million higher due to a reduction in costs in excess of rental revenues for developer-owned inventory which is registered and held for sale, which is reclassified to Rental revenues (net presentation).

Financing Revenues, Expenses and Profit

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Financing revenues	$92	$90	$2	3%	184	178	6	4%
Financing expenses	(10)	(10)	—	NM	(20)	(21)	1	4%
Consumer financing interest expense	(32)	(27)	(5)	(20%)	(63)	(52)	(11)	(21%)
Financing profit	$50	$53	$(3)	(5%)	$101	$105	$(4)	(3%)
Financing profit margin	54.3%	58.8%	(4.5 pts)		55.0%	59.0%	(4.0 pts)
Second Quarter and First Half
•Financing revenues reflect higher interest income as a result of a higher average notes receivable balance.
•Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and six months ended June 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $2 million and $5 million for the three and six months ended June 30, 2026, respectively, and $3 million and $7 million for the three and six months ended June 30, 2025, respectively.
•In addition, consumer financing interest expense increased by $2 million and $4 million in the second quarter and first half of 2026, respectively, due to a higher average securitized debt balance.
(Losses) Gains and Other (Expense) Income

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
(Losses) gains and other (expense) income, net	$(1)	$1	$(2)	NM	$6	$10	$(4)	NM
First Half
During the first half of 2026, we benefited from a $2 million gain on the disposition of an entity that owned and operated a hotel in Cancun, Mexico, and a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition.
During the first half of 2025, we benefited from $7 million of proceeds from service interruption insurance relating to the Maui wildfires, a $2 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and $1 million of other gains.
Exchange & Third-Party Management

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Management and exchange	$42	$41	$86	$87
Rental	8	10	17	20
Cost reimbursements	4	2	8	4
TOTAL REVENUES	54	53	111	111
EXPENSES
Management and exchange	28	29	58	58
Depreciation and amortization	5	7	10	14
Impairment†	—	—	—	2
Cost reimbursements	4	2	8	4
TOTAL EXPENSES	37	38	76	78
Gains and other income, net	—	—	1	—
Other	—	1	—	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17	$16	$36	$34
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

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Resort management and other services	$17	$13	$33	$27
Cost reimbursements	(11)	(8)	(20)	(15)
TOTAL REVENUES	6	5	13	12
EXPENSES
Resort management and other services	20	16	38	32
Rental	(3)	(4)	(6)	(7)
General and administrative	62	61	126	122
Depreciation and amortization	5	3	10	8
Litigation charges	(1)	2	—	5
Modernization†	10	34	26	44
Restructuring†	—	—	6	—
Cost reimbursements	(11)	(8)	(20)	(15)
TOTAL EXPENSES	82	104	180	189
(Losses) gains and other (expense) income, net	(3)	23	(9)	27
Interest expense, net	(43)	(42)	(87)	(82)
Other	—	(1)	—	(1)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	(122)	(119)	(263)	(233)
Provision for income taxes	(37)	(25)	(60)	(70)
Net income attributable to noncontrolling interests	—	—	—	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(159)	$(144)	$(323)	$(304)
† Prior year amounts have been reclassified to conform with our current year presentation.

Modernization

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Modernization	$10	$34	$(24)	(71%)	$26	$44	$(18)	(42%)
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
The following table shows the composition of our modernization expenses during the second quarter and first half of 2026 and 2025, respectively:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Advisory services	$(1)	$22	$(1)	$31
Consulting (implementation)	5	7	14	7
Transition costs	2	1	5	1
Technology	4	2	8	2
Other	—	2	—	3
	$10	$34	$26	$44
We expect to incur less than $60 million of non-recurring expenses in the remainder of 2026 primarily related to technology, as we wind down consulting spend and expect no further advisory services costs.
(Losses) Gains and Other (Expense) Income

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
(Losses) gains and other (expense) income, net	$(3)	$23	$(26)	NM	$(9)	$27	$(36)	NM
Second Quarter
In the second quarter of 2026, we recorded $2 million of foreign currency losses and a $2 million reduction in the receivable from Marriott International for indemnified tax matters, partially offset by $1 million of other gains.
In the second quarter of 2025, we recorded $18 million of foreign currency gains, $3 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, $1 million of insurance proceeds and $1 million of other gains.
First Half
In the first half of 2026, we recorded $5 million of foreign currency losses and a $5 million reduction in the receivable from Marriott International for indemnified tax matters, partially offset by $1 million of other gains.
In the first half of 2025, we recorded $21 million of foreign currency gains, $3 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, $2 million of other gains, and $1 million of insurance proceeds.

Interest Expense

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Interest expense, net	$(43)	$(42)	$(1)	(3%)	$(87)	$(82)	$(5)	(6%)
Second Quarter and First Half
The increase in Interest expense, net is primarily attributed to interest on our 6.500% Senior Unsecured Notes due 2033 issued in the third quarter of 2025 (the proceeds of which were used to repay our $575 million 0.000% 2026 Convertible Notes) for the second quarter and first half of 2026. This increase was partially offset by the change in presentation of interest on our Warehouse Credit Facility and by lower interest on our Corporate Credit Facility and 2026 Convertible Notes, which were repaid during the first half of 2026.
Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and six months ended June 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $2 million and $5 million for the three and six months ended June 30, 2026, respectively, and $3 million and $7 million for the three and six months ended June 30, 2025, respectively.
Income Tax

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Provision for income taxes	$(37)	$(25)	$(12)	(46%)	$(60)	$(70)	$10	14%
Second Quarter
Our effective tax rate was 32.4% and 26.8% for the three months ended June 30, 2026 and June 30, 2025, respectively.
The effective tax rate for the three months ended June 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to projected losses in certain foreign jurisdictions for which no tax benefit was recognized as a result of valuation allowances with respect to such foreign jurisdictions, as well as discrete tax benefits related to uncertain tax positions and the effective settlement of a domestic tax audit, partially offset by penalties accrued for foreign tax matters.
The effective tax rate for the three months ended June 30, 2025 was generally consistent with the blended U.S. federal and state statutory tax rate, with no significant variances.
First Half
Our effective tax rate was 37.5% and 35.5% for the six months ended June 30, 2026 and June 30, 2025, respectively.
The effective tax rate for the six months ended June 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to projected losses in certain foreign jurisdictions for which no tax benefit was recognized as a result of valuation allowances with respect to such foreign jurisdictions, as well as discrete tax benefits related to uncertain tax positions, partially offset by a $6 million cumulative adjustment related to a foreign tax provision and penalties accrued for foreign tax matters.
The effective tax rate for the six months ended June 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to the effect of losses incurred in certain non-U.S. jurisdictions for which no tax benefit was recognized. Additionally, permanent differences between the book and tax treatment contributed to the variance from the statutory rate.

Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Resort management and other services	$17	$13	$33	$27
Cost reimbursements	(11)	(8)	(20)	(15)
TOTAL REVENUES	6	5	13	12
EXPENSES
Resort management and other services	20	16	38	32
Rental	(3)	(4)	(6)	(7)
Cost reimbursements	(11)	(8)	(20)	(15)
TOTAL EXPENSES	6	4	12	10
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	—	1	1	2
Provision for income taxes	—	(1)	(1)	(1)
Net income attributable to noncontrolling interests	—	—	—	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$—	$—	$—
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
At June 30, 2026, our gross corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 4.0, which we believe is a manageable leverage level, and we remain focused on reducing this ratio over time.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During the second quarter of 2026, and as of June 30, 2026, we had 12 term securitization transactions outstanding, none of which were out of compliance with their respective required parameters. Since 2000, we have issued approximately $11.2 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. At June 30, 2026, we had $165 million of borrowings outstanding on our Warehouse Credit Facility. See Footnote 11 “Securitized Debt” to our Financial Statements for further information.
As of June 30, 2026, $67 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 24, 2030, provides for up to $800 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At June 30, 2026, $145 million of borrowings and $5 million of letters of credit were outstanding under our Revolving Corporate Credit Facility. See Footnote 12 “Debt” to our Financial Statements for further information.
Disposition of Non-core Assets
We expect that we will generate approximately $200 million of gross cash proceeds from the disposition of non-core assets in 2026 and 2027. We realized proceeds of $50 million in the first quarter of 2026 from the disposition of an entity that owned and operated a hotel in Cancun, Mexico and we expect to realize an additional $50 million of gross proceeds from dispositions during the remainder of 2026.
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

Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less than (In Excess of) Cost of Sales

	Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025
Inventory spending	$(49)	$(60)
Purchase and development of property for future transfer to inventory	—	(49)
Inventory costs	65	59
Inventory spending less than (in excess of) cost of sales	$16	$(50)
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
Vacation Ownership Notes Receivable Collections Less Than Originations

	Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025
Vacation ownership notes receivable collections — non-securitized	$93	$80
Vacation ownership notes receivable collections — securitized	278	261
Vacation ownership notes receivable originations	(512)	(488)
Vacation ownership notes receivable collections less than originations	$(141)	$(147)
Vacation ownership notes receivable collections were less than originations in the first halves of 2026 and 2025 due to the growth of our vacation ownership notes receivable portfolio.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	26,795,163	$2,522	$94.12
For the first half of 2026	—	—	$—
As of June 30, 2026	26,795,163	$2,522	$94.12
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.
Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of our common stock during the first half of 2026 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 12, 2025	December 24, 2025	January 7, 2026	$0.80
February 19, 2026	March 4, 2026	March 18, 2026	$0.80
May 14, 2026	May 27, 2026	June 10, 2026	$0.80
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

Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of June 30, 2026:

		Payments Due by Period
($ in millions)	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Debt(1)	$3,561	$77	$728	$468	$604	$237	$1,447
Securitized debt(1)(2)	3,060	156	303	294	282	275	1,750
Purchase obligations(3)	578	138	210	141	39	31	19
Operating lease obligations(4)	71	11	16	12	10	7	15
Finance lease obligations(4)	516	9	18	15	13	13	448
Other long-term obligations	18	14	2	2	—	—	—
	$7,804	$405	$1,277	$932	$948	$563	$3,679
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
The following tables present consolidating financial information as of June 30, 2026 and December 31, 2025, and for the six months ended June 30, 2026 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2026
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$602	$1,402	$595	$(22)	$2,577
Expenses	(35)	(615)	(1,370)	(420)	22	(2,418)
Benefit from (provision for) income taxes	11	7	(2)	(76)	—	(60)
Equity in net income of subsidiaries	123	243	—	—	(366)	—
Net income	99	237	30	99	(366)	99
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to common stockholders	$99	$237	$30	$99	$(366)	$99

Condensed Consolidating Balance Sheet

	As of June 30, 2026						As of December 31, 2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI					MVWC	MORI
Cash and cash equivalents	$—	$26	$55	$130	$—	$211	$135	$70	$69	$132	$—	$406
Restricted cash	—	29	118	155	—	302	—	21	145	161	—	327
Accounts and contracts receivable, net	30	140	160	89	9	428	21	135	166	117	(11)	428
Vacation ownership notes receivable, net	—	176	117	2,294	—	2,587	—	251	192	2,122	—	2,565
Inventory	—	317	227	129	—	673	—	324	231	137	—	692
Property and equipment, net	—	252	585	103	—	940	—	252	593	105	—	950
Goodwill	—	—	2,958	—	—	2,958	—	—	2,958	—	—	2,958
Intangibles, net	—	—	654	27	—	681	—	—	683	28	—	711
Investments in subsidiaries	2,426	3,443	—	—	(5,869)	—	2,894	3,592	—	—	(6,486)	—
Other	198	162	321	166	(148)	699	180	155	323	191	(129)	720
Total assets	$2,654	$4,545	$5,195	$3,093	$(6,008)	$9,479	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

Accounts payable	$25	$48	$83	$71	$—	$227	$91	$45	$144	$79	$(1)	$358
Advance deposits	—	71	77	18	—	166	—	72	73	18	—	163
Accrued liabilities	—	119	133	109	11	372	1	130	123	124	(2)	376
Deferred revenue and other	—	17	188	229	(18)	416	—	11	157	212	(9)	371
Payroll and benefits liability	1	113	74	27	—	215	1	109	74	34	—	218
Deferred compensation liability	—	146	91	3	—	240	—	165	55	5	—	225
Securitized debt, net	—	—	—	2,381	(28)	2,353	—	—	—	2,173	(27)	2,146
Debt, net	571	2,350	179	—	—	3,100	1,144	2,210	179	1	—	3,534
Other	—	3	90	26	—	119	—	5	113	24	—	142
Deferred taxes	—	114	185	20	(105)	214	—	105	209	18	(101)	231
MVW stockholders' equity	2,057	1,564	4,095	209	(5,868)	2,057	1,993	1,948	4,233	305	(6,486)	1,993
Total liabilities and equity	$2,654	$4,545	$5,195	$3,093	$(6,008)	$9,479	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

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
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps that fix a portion of our variable-rate debt. At June 30, 2026, after considering the impact of our interest rate swap agreement and excluding finance leases, the interest rate applicable to 79% (approximately $2.3 billion) of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 21% (approximately $629 million) was variable. Assuming we had no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at June 30, 2026 would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at June 30, 2026 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of June 30, 2026 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2026	2027	2028	2029	2030	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	11.5%	$52	$82	$65	$54	$41	$211	$505	$507
Vacation ownership notes receivable — securitized	13.4%	$88	$178	$180	$183	$189	$1,264	$2,082	$2,172
Contracts receivable for financed VOI sales, net	12.9%	$3	$6	$6	$7	$8	$91	$121	$121
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized Debt	4.8%	$(97)	$(196)	$(348)	$(193)	$(196)	$(1,351)	$(2,381)	$(2,387)
Term Loan	5.9%	$(4)	$(8)	$(8)	$(8)	$(8)	$(748)	$(784)	$(785)
Revolving Corporate Credit Facility	5.1%	$—	$—	$—	$—	$(145)	$—	$(145)	$(145)
Senior Notes
2028 Notes	4.8%	$—	$—	$(350)	$—	$—	$—	$(350)	$(347)
2029 Notes	4.5%	$—	$—	$—	$(500)	$—	$—	$(500)	$(483)
2033 Notes	6.5%	$—	$—	$—	$—	$—	$(575)	$(575)	$(572)
2027 Convertible Notes	3.3%	$—	$(575)	$—	$—	$—	$—	$(575)	$(568)

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of Part I of our 2025 Annual Report, except to the extent factual information disclosed elsewhere in this Quarterly Report relates to such risk factors, which is incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2026 – April 30, 2026	—	$—	—	$322,120,557
May 1, 2026 – May 31, 2026	—	$—	—	$322,120,557
June 1, 2026 – June 30, 2026	—	$—	—	$322,120,557
Total	—	$—	—	$322,120,557

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

Item 5.    Other Information
(c) Trading Plans
During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021
4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.8	Form of 4.500% Senior Notes due 2029 (included at Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021
4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022
4.11	Description of Registered Securities		10-K	4.16	3/2/2020
4.12	Indenture, dated as of September 18, 2025, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	9/19/2025
4.13	Form of 6.500% Senior Notes due 2033 (included at Exhibit A to Exhibit 4.12 above)		8-K	4.2	9/19/2025
10.1	Chief Executive Officer Employment Agreement*		8-K	10.1	2/17/2026
10.2	President and Chief Operating Officer Employment Agreement*		8-K	10.2	2/17/2026

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.3	James H Hunter IV Separation Agreement and General Release of Claims*		8-K	10.1	3/6/2026
10.4	Form of Restricted Stock Unit Agreement for Matthew E. Avril and Michael A. Flaskey*		10-Q	10.4	5/5/2026
10.5	Form of Stock Appreciation Right Agreement for Matthew E. Avril and Michael A. Flaskey*		10-Q	10.5	5/5/2026
10.6	Form of Restricted Stock Unit Award Agreement - Immediate Vesting*		10-Q	10.6	5/5/2026
10.7	Form of Performance Stock Unit Agreement for Matthew E. Avril and Michael A. Flaskey*		10-Q	10.7	5/5/2026
10.8	Second Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		8-K	10.1	5/18/2026
10.9	Lori Gustafson Separation Agreement and General Release of Claims*		8-K	10.1	7/21/2026
10.10	Marriott Vacations Worldwide Corporation Change in Control Severance Plan As Amended and Restated Effective May 14, 2026*	X
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	3/2/2026
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	August 6, 2026	/s/ Matthew E. Avril
Matthew E. Avril
Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer