Form 10-Q
period 2026-09-30
MARRIOTT VACATIONS WORLDWIDE Corp
filed 2026-11-04
CIK 1524358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of October 29, 2026 was 34,418,958.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, and unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Sale of vacation ownership products	$459	$358	$1,232	$1,083
Management and exchange	212	214	653	648
Rental	155	150	504	479
Financing	95	90	279	268
Cost reimbursements	446	451	1,276	1,231
TOTAL REVENUES	1,367	1,263	3,944	3,709
EXPENSES
Cost of vacation ownership products	49	52	138	135
Marketing and sales	268	234	791	705
Management and exchange	116	118	357	356
Rental	143	129	423	377
Financing	45	38	128	111
Royalty fee	29	29	86	85
General and administrative	71	53	197	175
Depreciation and amortization	33	38	99	114
Litigation charges	(2)	4	(1)	16
Modernization	6	53	32	97
Restructuring	10	—	16	—
Impairment	—	31	—	33
Cost reimbursements	446	451	1,276	1,231
TOTAL EXPENSES	1,214	1,230	3,542	3,435
Gains and other income, net	3	11	1	48
Interest expense, net	(43)	(43)	(130)	(125)
Other	—	—	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	113	1	272	197
Provision for income taxes	(31)	(3)	(91)	(73)
NET INCOME (LOSS)	82	(2)	181	124
Net income attributable to noncontrolling interests	—	—	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$82	$(2)	$181	$123

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$2.37	$(0.07)	$5.23	$3.52
Diluted	$2.24	$(0.07)	$5.07	$3.27

CASH DIVIDENDS DECLARED PER SHARE	$0.80	$0.79	$2.40	$2.37
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions and unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
NET INCOME (LOSS)	$82	$(2)	$181	$124

Foreign currency translation adjustments	(3)	1	(2)	(6)
Reclassification of foreign currency translation adjustments realized upon disposition of an entity	—	—	(2)	—
Derivative instrument adjustment, net of tax	—	(1)	2	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(3)	—	(2)	(6)

Net income attributable to noncontrolling interests	—	—	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$79	$(2)	$179	$117
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Unaudited
	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$229	$406
Restricted cash (including $98 and $81 from VIEs, respectively)	304	327
Accounts and contracts receivable, net (including $17 and $15 from VIEs, respectively)	419	428
Vacation ownership notes receivable, net (including $2,191 and $1,900 from VIEs, respectively)	2,676	2,565
Inventory	679	692
Property and equipment, net	936	950
Goodwill	2,958	2,958
Intangibles, net	665	711
Other (including $188 and $168 from VIEs, respectively)	603	720
TOTAL ASSETS	$9,469	$9,757

LIABILITIES AND EQUITY
Accounts payable	$227	$358
Advance deposits	167	163
Accrued liabilities (including $4 and $4 from VIEs, respectively)	388	376
Deferred revenue and other	358	371
Payroll and benefits liability	233	218
Deferred compensation liability	242	225
Securitized debt, net (including $2,450 and $2,173 from VIEs, respectively)	2,422	2,146
Debt, net	2,977	3,534
Other	123	142
Deferred taxes	213	231
TOTAL LIABILITIES	7,350	7,764
Contingencies and Commitments (Note 10)
Preferred stock — $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 100,000,000 shares authorized; 75,934,456 and 75,891,531 shares issued, respectively	1	1
Treasury stock — at cost; 41,515,500 and 41,767,498 shares, respectively	(2,412)	(2,427)
Additional paid-in capital	4,011	3,996
Accumulated other comprehensive loss	(13)	(11)
Retained earnings	532	434
TOTAL MVW STOCKHOLDERS' EQUITY	2,119	1,993
Noncontrolling interests	—	—
TOTAL EQUITY	2,119	1,993
TOTAL LIABILITIES AND EQUITY	$9,469	$9,757

The abbreviation VIEs above means Variable Interest Entities.
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions and unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES
Net income	$181	$124
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization of intangibles	99	114
Amortization of debt discount and issuance costs	16	18
Vacation ownership notes and contracts receivable reserve	205	165
Share-based compensation	34	28
Impairment	—	33
Foreign currency remeasurement loss (gain)	2	(23)
Deferred income taxes	(16)	15
Net change in assets and liabilities:
Accounts and contracts receivable	(1)	(13)
Vacation ownership notes receivable originations	(887)	(766)
Vacation ownership notes receivable collections	581	519
Inventory	22	22
Other assets	68	27
Accounts payable, advance deposits and accrued liabilities	(85)	(72)
Deferred revenue and other	(13)	(12)
Payroll and benefit liabilities	15	(19)
Deferred compensation liability	(1)	3
Other liabilities	(14)	(6)
Purchase and development of property for future transfer to inventory	—	(134)
Other, net	(2)	(1)
Net cash, cash equivalents, and restricted cash provided by operating activities	204	22
INVESTING ACTIVITIES
Proceeds from disposition of entity	50	—
Capital expenditures for property and equipment (excluding inventory)	(34)	(45)
Purchase of company owned life insurance	(3)	(13)
Other, net	—	1
Net cash, cash equivalents, and restricted cash provided by (used in) investing activities	13	(57)

Continued
See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions and unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
FINANCING ACTIVITIES
Borrowings from securitization transactions	1,287	927
Repayment of debt related to securitization transactions	(1,010)	(958)
Proceeds from debt	1,780	1,740
Repayments of debt	(2,341)	(1,296)
Finance lease payment	(5)	(5)
Payment of debt and securitized debt issuance costs	(9)	(20)
Repurchase of common stock	—	(36)
Payment of dividends	(110)	(110)
Payment of withholding taxes on vesting of restricted stock units	(8)	(6)
Other, net	—	—
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(416)	236
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	(1)	4
Change in cash, cash equivalents, and restricted cash	(200)	205
Cash, cash equivalents, and restricted cash, beginning of period	733	528
Cash, cash equivalents, and restricted cash, end of period	$533	$733

SUPPLEMENTAL DISCLOSURES
Non-cash issuance of treasury stock for employee stock purchase plan	$4	$5
Non-cash transfer from inventory to property and equipment	—	8
Non-cash transfer from property and equipment to inventory	1	10
Non-cash transfer from other assets to property and equipment	—	59

Interest paid, net of amounts capitalized	194	176
Income taxes paid, net of refunds	83	117

See Interim Condensed Notes to Consolidated Financial Statements

MARRIOTT VACATIONS WORLDWIDE CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions and unaudited)

Common Stock Issued		Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total MVW Stockholders' Equity	Noncontrolling Interests	Total Equity

75.9	BALANCE AT DECEMBER 31, 2025	$1	$(2,427)	$3,996	$(11)	$434	$1,993	$—	$1,993
—	Net income	—	—	—	—	22	22	—	22
—	Reclassification of foreign currency translation adjustments realized upon disposition of entity	—	—	—	(2)	—	(2)	—	(2)
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	12	(7)	—	—	5	—	5
—	Dividends	—	—	—	—	(27)	(27)	—	(27)
75.9	BALANCE AT MARCH 31, 2026	1	(2,415)	3,989	(12)	429	1,992	—	1,992
—	Net income	—	—	—	—	77	77	—	77
—	Foreign currency translation adjustments	—	—	—	1	—	1	—	1
—	Derivative instrument adjustment	—	—	—	1	—	1	—	1
—	Share-based compensation plans	—	2	12	—	—	14	—	14
—	Dividends	—	—	—	—	(28)	(28)	—	(28)
75.9	BALANCE AT JUNE 30, 2026	1	(2,413)	4,001	(10)	478	2,057	—	2,057
—	Net income	—	—	—	—	82	82	—	82
—	Foreign currency translation adjustments	—	—	—	(3)	—	(3)	—	(3)
—	Share-based compensation plans	—	1	10	—	—	11	—	11
—	Dividends	—	—	—	—	(28)	(28)	—	(28)
75.9	BALANCE AT SEPTEMBER 30, 2026	$1	$(2,412)	$4,011	$(13)	$532	$2,119	$—	$2,119

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
Certain amounts from the prior fiscal year have been reclassified to conform to the current period presentation. Additionally, commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and nine months ended September 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $4 million and $9 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2025, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards
Accounting Standards Update 2024-04 - “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”)
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2024-04, which requires an entity to account for certain early settlements of convertible debt instruments as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing convertible debt instrument. We adopted ASU 2024-04 on a prospective basis on January 1, 2026, with no impact to our financial statements or disclosures.
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
In November 2024, the FASB issued ASU 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis, with early adoption permitted. We expect to begin providing the enhanced disclosures required by this update in our Annual Report on Form 10-K for the year ending December 31, 2027.
Accounting Standards Update 2025-09 - “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”)
In November 2025, the FASB issued ASU 2025-09, which amends certain aspects of hedge accounting guidance under ASC 815. The amendments clarify the assessment of risk for cash flow hedges; provide guidance on hedges of forecasted interest payments on choose‑your‑rate debt; expand the application of hedge accounting to certain nonfinancial forecasted transactions; permit the use of net written options as hedging instruments; and address the accounting for dual hedges of foreign‑currency‑denominated debt. This update is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The amendments are required to be adopted on a prospective basis. We are evaluating the impact that the adoption of this update will have on our financial statements and disclosures and expect to adopt this update on January 1, 2027.

3.	ACQUISITIONS AND DISPOSITIONS
Bali, Indonesia
During the third quarter of 2026, we acquired 32 completed vacation ownership units, located at our Marriott Vacation Club, Bali Nusa Dua Terrace property, for $17 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to Inventory. As consideration for the acquisition, we paid $11 million in cash during the third quarter of 2026 and reclassified $6 million of previous deposits associated with the project from Other assets to Inventory.
Cancun, Mexico
During the first quarter of 2026, we disposed of an entity that owned and operated a Vacation Ownership segment hotel in Cancun, Mexico, for proceeds of $50 million, consistent with our strategy to monetize non-core assets. The net carrying value of the entity disposed of, as of the date of the disposition, was $50 million, the majority of which consisted of property and equipment that was recorded in Other Assets on our balance sheet. As a result of this disposition, we recorded a gain of $2 million in Gains and other income, net on our Income Statements for the nine months ended September 30, 2026, which related to the realization of cumulative foreign currency translation gains.
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
Waikiki, Hawaii
During the third quarter of 2025, we acquired 48 completed vacation ownership units located at our Marriott Vacation Club, Waikiki property for $82 million. The transaction was accounted for as an asset acquisition with $80 million of the purchase price allocated to Property and Equipment, net, representing the portion of vacation ownership units purchased that were not registered and available for sale in their current form, and the remaining $2 million allocated to Inventory.
Additionally, subsequent to the end of the third quarter of 2026, we fulfilled our outstanding commitment to purchase the remaining 24 completed vacation ownership units located at this property for $41 million.

4.	REVENUE AND RECEIVABLES
Sources of Revenue by Segment

	Three Months Ended September 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$459	$—	$—	$459
Ancillary revenues	67	1	—	68
Management fee revenues	56	1	(1)	56
Exchange and other services revenues	34	37	17	88
Management and exchange	157	39	16	212
Rental	146	9	—	155
Cost reimbursements	451	4	(9)	446
Revenue from contracts with customers	1,213	52	7	1,272
Financing	95	—	—	95
Total Revenues	$1,308	$52	$7	$1,367

	Three Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$358	$—	$—	$358
Ancillary revenues	69	1	—	70
Management fee revenues	56	2	(1)	57
Exchange and other services revenues	33	40	14	87
Management and exchange	158	43	13	214
Rental	142	8	—	150
Cost reimbursements	462	2	(13)	451
Revenue from contracts with customers	1,120	53	—	1,173
Financing	90	—	—	90
Total Revenues	$1,210	$53	$—	$1,263

	Nine Months Ended September 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,232	$—	$—	$1,232
Ancillary revenues	206	3	—	209
Management fee revenues	168	5	(2)	171
Exchange and other services revenues	105	117	51	273
Management and exchange	479	125	49	653
Rental	478	26	—	504
Cost reimbursements	1,293	12	(29)	1,276
Revenue from contracts with customers	3,482	163	20	3,665
Financing	279	—	—	279
Total Revenues	$3,761	$163	$20	$3,944

	Nine Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Sale of vacation ownership products	$1,083	$—	$—	$1,083
Ancillary revenues	209	3	—	212
Management fee revenues	166	6	(2)	170
Exchange and other services revenues	103	121	42	266
Management and exchange	478	130	40	648
Rental	451	28	—	479
Cost reimbursements	1,253	6	(28)	1,231
Revenue from contracts with customers	3,265	164	12	3,441
Financing	268	—	—	268
Total Revenues	$3,533	$164	$12	$3,709

Timing of Revenue from Contracts with Customers by Segment
The following tables detail the timing of revenue from contracts with customers by segment for the time periods presented.

	Three Months Ended September 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$684	$21	$7	$712
Goods or services transferred at a point in time	529	31	—	560
Revenue from contracts with customers	$1,213	$52	$7	$1,272

	Three Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$691	$20	$—	$711
Goods or services transferred at a point in time	429	33	—	462
Revenue from contracts with customers	$1,120	$53	$—	$1,173

	Nine Months Ended September 30, 2026
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$2,029	$66	$20	$2,115
Goods or services transferred at a point in time	1,453	97	—	1,550
Revenue from contracts with customers	$3,482	$163	$20	$3,665

	Nine Months Ended September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Corporate and Other	Total
Services transferred over time	$1,959	$62	$12	$2,033
Goods or services transferred at a point in time	1,306	102	—	1,408
Revenue from contracts with customers	$3,265	$164	$12	$3,441
Sale of Vacation Ownership Products
Revenues were reduced during the third quarter and first three quarters of 2026 by $4 million and $15 million, respectively, due to changes in our estimates of variable consideration for performance obligations that were satisfied in prior periods.

Receivables from Contracts with Customers, Contract Assets, & Contract Liabilities
The following table shows the composition of our receivables from contracts with customers and contract liabilities. We had no contract assets at either September 30, 2026 or December 31, 2025.

($ in millions)	At September 30, 2026	At December 31, 2025
Receivables from Contracts with Customers
Accounts and contracts receivable, net	$285	$271
Vacation ownership notes receivable, net	2,676	2,565
	$2,961	$2,836
Contract Liabilities(1)
Advance deposits	$167	$163
Deferred revenue and other	358	371
	$525	$534
(1)Includes $103 million and $99 million of other refundable deposits at September 30, 2026 and December 31, 2025, respectively.
Revenue recognized during the third quarter and first three quarters of 2026 that was included in our contract liabilities balance at December 31, 2025 was $80 million and $294 million, respectively.
Remaining Performance Obligations
Our recorded contract liabilities (excluding other refundable deposits) represent the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026. At September 30, 2026, approximately 90% of the recorded contract liabilities are expected to be recognized as revenue over the next two years.
Accounts and Contracts Receivable
Accounts and contracts receivable is composed of amounts due from customers, primarily owners’ associations, resort developers, owners and members, credit card receivables, interest receivables, amounts due from taxing authorities, indemnification assets, and other miscellaneous receivables. The following table shows the composition of our accounts and contracts receivable balances:

($ in millions)	At September 30, 2026	At December 31, 2025
Receivables from contracts with customers, net	$285	$271
Interest receivable	20	20
Tax receivable	58	77
Indemnification assets	35	40
Other	21	20
	$419	$428

5.	INCOME TAXES

Our effective tax rate was 27.8% and 537.8% for the three months ended September 30, 2026 and September 30, 2025, respectively, and 33.4% and 37.0% for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The effective tax rate for the three months ended September 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to changes in uncertain tax positions and the cumulative effect of a decrease in our estimated annual effective tax rate, primarily due to a change in position to utilize foreign tax credits.
The effective tax rate for the nine months ended September 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to projected losses in certain foreign jurisdictions for which no tax benefit was recognized as a result of valuation allowances, as well as discrete income tax adjustments.
The effective tax rates for the three and nine months ended September 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to changes in valuation allowances, partially offset by tax benefits arising from restructuring activities and other deferred tax adjustments.

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

	September 30, 2026			December 31, 2025
($ in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Securitized	$2,154	$37	$2,191	$1,843	$57	$1,900

Eligible for securitization(1)	83	—	83	152	—	152
Not eligible for securitization(1)	396	6	402	508	5	513
Non-securitized	479	6	485	660	5	665

Total	$2,633	$43	$2,676	$2,503	$62	$2,565

(1)Refer to Footnote 7 “Financial Instruments” for discussion of eligibility of our vacation ownership notes receivable for securitization.
The following table shows future principal payments, net of reserves, and interest rates for our vacation ownership notes receivable at September 30, 2026.

($ in millions)	Non-Securitized	Securitized	Total
2026, remaining	$23	$50	$73
2027	68	200	268
2028	47	200	247
2029	42	196	238
2030	39	191	230
Thereafter	266	1,354	1,620
Balance at September 30, 2026	$485	$2,191	$2,676
Weighted average stated interest rate	12.1%	13.3%	13.0%
Range of stated interest rates	0.0% to 21.9%	0.0% to 21.9%	0.0% to 21.9%
Credit Quality Indicators - Vacation Ownership Notes Receivable
We use the origination of vacation ownership notes receivable and the FICO scores of the customer by brand as the primary credit quality indicators, as historical performance indicates that there is a relationship between the default behavior of borrowers by FICO score and the brand associated with the vacation ownership interest (“VOI”) they have purchased.
The weighted average FICO score within our consolidated vacation ownership notes receivable pool was 731 and 729, at September 30, 2026 and December 31, 2025, respectively, based upon the FICO score of the borrower at the time of origination.

The following tables show vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination.

	Vacation Ownership Notes Receivable as of September 30, 2026
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,796	$650	$64	$418	$2,928
Hyatt Vacation Ownership	231	80	4	4	319
	$2,027	$730	$68	$422	$3,247

	Vacation Ownership Notes Receivable as of December 31, 2025
($ in millions)	700 +	600 - 699	< 600	No Score	Total
Marriott Vacation Ownership	$1,645	$652	$61	$414	2,772
Hyatt Vacation Ownership	233	88	3	4	328
	$1,878	$740	$64	$418	$3,100
The following tables detail the origination year of our vacation ownership notes receivable, before reserves, by brand and borrower FICO score at origination as of September 30, 2026, and gross write-offs by brand for the first three quarters of 2026.

	Vacation Ownership Notes Receivable - Marriott Vacation Ownership
($ in millions)	2026	2025	2024	2023	2022 & Prior	Total
700 +	$539	$447	$292	$189	$329	$1,796
600 - 699	116	150	119	87	178	650
< 600	15	16	11	7	15	64
No Score	129	128	74	41	46	418
	$799	$741	$496	$324	$568	$2,928

Gross write-offs	$3	$29	$36	$21	$33	$122

	Vacation Ownership Notes Receivable - Hyatt Vacation Ownership
($ in millions)	2026	2025	2024	2023	2022 & Prior	Total
700 +	$73	$52	$34	$25	$47	$231
600 - 699	18	21	13	9	19	80
< 600	2	2	—	—	—	4
No Score	1	1	—	1	1	4
	$94	$76	$47	$35	$67	$319

Gross write-offs	$1	$10	$10	$5	$10	$36
We reflect interest income associated with vacation ownership notes receivable on our Income Statements in the Financing revenues caption. The following table summarizes interest income associated with vacation ownership notes receivable.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income - securitized vacation ownership notes receivable	$81	$74	$238	$221
Interest income - non-securitized vacation ownership notes receivable	11	14	33	39
Total interest income associated with vacation ownership notes receivable	$92	$88	$271	$260

Vacation Ownership Notes Receivable Reserve
The estimates of the variable consideration for originated vacation ownership notes receivable and the reserve for credit losses on the acquired vacation ownership notes receivable are based on default rates that are an output of our static pool analyses and estimates regarding future defaults.
For originated vacation ownership notes receivable, we record the difference between the vacation ownership note receivable and the variable consideration included in the transaction price for the sale of the related vacation ownership product as a reserve on our vacation ownership notes receivable. The following table summarizes the activity related to our originated vacation ownership notes receivable reserve during the first three quarters of 2026.

	Originated Vacation Ownership Notes Receivable Reserve
($ in millions)	Non-Securitized	Securitized	Total
Balance at December 31, 2025	$242	$285	$527
Increase in vacation ownership notes receivable reserve	139	53	192
Securitizations	(183)	183	—
Clean-up call	56	(56)	—
Write-offs	(153)	—	(153)
Defaulted vacation ownership notes receivable repurchase activity(1)	130	(130)	—
Balance at September 30, 2026	$231	$335	$566

(1)Reflects the change attributable to the transfer of the reserve from the securitized vacation ownership notes receivable reserve to the non-securitized vacation ownership notes receivable reserve when we voluntarily repurchased securitized vacation ownership notes receivable.

For our acquired vacation ownership notes receivable, the remaining reserve was $5 million as of September 30, 2026, and we recorded $5 million of write-offs for the nine months ended September 30, 2026.
Vacation Ownership Notes Receivable on Non-Accrual Status
For both non-securitized and securitized vacation ownership notes receivable, we estimated the average remaining default rates of 13.25% as of September 30, 2026 and 13.51% as of December 31, 2025. A 0.5 percentage point increase in the estimated default rate would have resulted in an increase in the related vacation ownership notes receivable reserve of $15 million as of both September 30, 2026 and December 31, 2025.
The following table shows our recorded investment in non-accrual vacation ownership notes receivable, which are vacation ownership notes receivable that are 90 days or more past due.

	Vacation Ownership Notes Receivable
($ in millions)	Non-Securitized	Securitized	Total
Investment in vacation ownership notes receivable on non-accrual status at September 30, 2026	$185	$22	$207
Investment in vacation ownership notes receivable on non-accrual status at December 31, 2025	$165	$20	$185
The following table shows the aging of the recorded investment in principal, before reserves, in vacation ownership notes receivable as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026			As of December 31, 2025
($ in millions)	Non-Securitized	Securitized	Total	Non-Securitized	Securitized	Total
31 – 90 days past due	$17	$66	$83	$27	$67	$94
91 – 120 days past due	5	18	23	12	17	29
Greater than 120 days past due	180	4	184	153	3	156
Total past due	202	88	290	192	87	279
Current	515	2,442	2,957	720	2,101	2,821
Total vacation ownership notes receivable	$717	$2,530	$3,247	$912	$2,188	$3,100

7.	FINANCIAL INSTRUMENTS
The following table shows the carrying values and the estimated fair values of financial assets and liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures regarding the fair value of financial instruments. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value. The table excludes Cash and cash equivalents, Restricted cash, Accounts and contracts receivable (excluding contracts receivable for financed VOI sales, net), deposits included in Other assets, Accounts payable, Advance deposits, Accrued liabilities, and derivative instruments, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	At September 30, 2026		At December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vacation ownership notes receivable, net	$2,676	$2,765	$2,565	$2,645
Contracts receivable for financed VOI sales, net	155	155	95	95
Other assets	188	188	168	168
Total financial assets	$3,019	$3,108	$2,828	$2,908

Securitized debt, net	$(2,422)	$(2,411)	$(2,146)	$(2,196)
Term Loan, net	(775)	(781)	(780)	(788)
Revolving Corporate Credit Facility, net	(16)	(20)	—	—
2028 Notes, net	(349)	(343)	(348)	(346)
2029 Notes, net	(498)	(471)	(497)	(479)
2033 Notes, net	(568)	(547)	(567)	(553)
2026 Convertible Notes, net	—	—	(575)	(564)
2027 Convertible Notes, net	(571)	(572)	(569)	(548)
Total financial liabilities	$(5,199)	$(5,145)	$(5,482)	$(5,474)
Vacation Ownership Notes Receivable

	At September 30, 2026		At December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securitized	$2,191	$2,277	$1,900	$1,975

Eligible for securitization	83	86	152	157
Not eligible for securitization	402	402	513	513
Non-securitized	485	488	665	670

Total	$2,676	$2,765	$2,565	$2,645
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
Due to factors that impact the general marketability of our vacation ownership notes receivable that have not been securitized, as well as current market conditions, we bifurcate our non-securitized vacation ownership notes receivable at each balance sheet date into those eligible and not eligible for securitization using criteria applicable to current securitization transactions in the traditional asset-backed securities (“ABS”) market. Generally, vacation ownership notes receivable are considered not eligible for securitization if any of the following attributes are present: (1) payments are greater than 30 days past due; (2) the first payment has not been received; or (3) the collateral is located in Asia or Europe. In some cases, eligibility may also be determined based on the credit score of the borrower, the remaining term of the loan, and other similar factors that may reflect investor demand in a securitization transaction or the cost to effectively securitize the vacation ownership notes receivable.
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
Other Assets
Other assets represents company owned insurance policies (the “COLI policies”) acquired on the lives of certain participants in the Marriott Vacations Worldwide Deferred Compensation Plan (the “Deferred Compensation Plan”) that are held in a rabbi trust. The rabbi trust is considered a VIE, which we consolidate because we are the primary beneficiary as we direct the activities of the trust and are the beneficiary of the trust. The carrying value of the COLI policies is equal to their cash surrender value (Level 2 inputs).
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

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) attributable to common stockholders	$82	$(2)	$181	$123
Shares for basic earnings (loss) per share	34.8	34.9	34.7	35.0
Basic earnings (loss) per share	$2.37	$(0.07)	$5.23	$3.52

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2026(1)	September 30, 2025	September 30, 2026(1)	September 30, 2025(1)
Net income (loss) attributable to common stockholders	$82	$(2)	$181	$123
Add back of interest expense related to convertible notes, net of tax(2)	4	—	12	14
Numerator used to calculate diluted earnings (loss) per share	$86	$(2)	$193	$137

Shares for basic earnings (loss) per share	34.8	34.9	34.7	35.0
Effect of dilutive shares outstanding(3)
Employee SARs	0.2	—	—	—
Restricted stock units	0.5	—	0.4	0.2
2026 Convertible Notes	—	—	—	3.7
2027 Convertible Notes	3.1	—	3.1	3.0
Shares for diluted earnings (loss) per share	38.6	34.9	38.2	41.9
Diluted earnings (loss) per share	$2.24	$(0.07)	$5.07	$3.27
(1) The computations of diluted earnings per share attributable to common stockholders above exclude approximately 940,000 and 645,000 shares of common stock, the maximum number of shares issuable as of September 30, 2026 and September 30, 2025, respectively, upon the vesting of certain performance-based and market-based awards, because the performance or market conditions required to be met for the shares subject to such awards to vest were not achieved by the end of the reporting period.
(2) For the third quarter of 2025, $4 million of interest expense related to convertible notes, net of tax, was excluded from the above calculation of diluted net loss per share attributable to common stockholders as the effects would have been anti-dilutive.
(3) For the third quarter of 2025, the following potentially dilutive securities were excluded from the above calculation of diluted net loss per share attributable to common stockholders as the effects of including these securities would have been anti-dilutive.

(in millions, except per share amounts)	Three Months Ended September 30, 2025
Restricted stock units	0.3
2026 Convertible Notes	3.8
2027 Convertible Notes	3.0
7.1
For the third quarter of 2026, we excluded from our calculation of diluted earnings per share 284,120 shares underlying stock appreciation rights (“SARs”) that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $143.38 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first three quarters of 2026, we excluded from our calculation of diluted earnings per share 517,047 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.
For the first three quarters of 2025, we excluded from our calculation of diluted earnings per share 643,167 shares underlying SARs that may settle in shares of common stock because the exercise prices of such SARs, which ranged from $93.73 to $173.88, were greater than the average market price of our common stock for the applicable period.

9.	INVENTORY
The following table shows the composition of our inventory balances:

($ in millions)	At September 30, 2026	At December 31, 2025
Real estate inventory(1)	$672	$684
Other	7	8
	$679	$692

(1)Represents completed inventory that is registered for sale as VOIs and vacation ownership inventory expected to be reacquired pursuant to estimated future defaults on originated vacation ownership notes receivable.

Product cost true-up activity relating to vacation ownership products increased carrying values of inventory by $24 million during the first three quarters of 2026 and $35 million during the first three quarters of 2025.
In addition to the above, at September 30, 2026 and December 31, 2025, we had $227 million and $224 million, respectively, of completed vacation ownership units which are classified as a component of Property and equipment, net until the time at which they are available and legally registered for sale as vacation ownership products.
We also had deposits on future purchases of inventory of $24 million at September 30, 2026, of which $15 million was included in Other assets and $9 million was included in Accounts and contracts receivable, net on our Balance Sheet, and $31 million at December 31, 2025, of which $26 million was included in Other assets and $5 million was included in Accounts and contracts receivable, net on our Balance Sheet.

10.	CONTINGENCIES AND COMMITMENTS
Commitments and Letters of Credit
As of September 30, 2026, we had the following commitments outstanding:
•We have various agreements for cloud computing and outsourcing of development, maintenance and support related to information technology that we use in the normal course of business. We expect aggregate obligations under these contracts of $140 million, of which we expect $35 million, $49 million, $28 million, $11 million, $11 million and $6 million will be paid in the remainder of 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.
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

•We have a remaining commitment of $37 million to purchase 60 vacation ownership units located in Khao Lak, Thailand, contingent upon completion of construction to agreed-upon standards within specified timeframes, for use in our Vacation Ownership segment. We expect to complete the acquisition of these vacation ownership units in the fourth quarter of 2026, and we expect to make remaining payments with respect to these units as follows: $4 million in 2027, and $33 million in 2028.
As of September 30, 2026, we had $4 million of letters of credit outstanding under our Revolving Corporate Credit Facility (as defined in Footnote 12 “Debt”), of which $3 million were related to and in lieu of reserves required for certain of our outstanding securitization transactions. In addition, as of September 30, 2026, we had $21 million in letters of credit outstanding that were related to and in lieu of reserves required for certain other outstanding securitization transactions, which were not issued pursuant to, nor do they impact our borrowing capacity under, the Revolving Corporate Credit Facility.
Surety bonds issued as of September 30, 2026 totaled $140 million, the majority of which were requested by federal, state or local governments in connection with our operations.
We have a commitment to an owners’ association that we manage to pay for any shortfall between the actual expenses incurred by the owners’ association and the income received by the owners’ association, in lieu of our payment of maintenance fees for unsold inventory. The agreement will terminate on the earlier of: 1) sale of 95% of the total ownership interests in the owners’ association; or 2) written notification of termination by either party. At September 30, 2026, our expected commitment for the remainder of 2026 is $7 million, which will ultimately be recorded as a component of rental expense on our income statement.
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

11.	SECURITIZED DEBT
The following table provides detail on our securitized debt, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2026	At December 31, 2025
Vacation ownership notes receivable securitizations, gross(1)	$2,068	$2,173
Unamortized debt discount and issuance costs	(26)	(27)
	2,042	2,146

Warehouse Credit Facility, gross(2)	382	—
Unamortized debt issuance costs(3)	(2)	—
	380	—

	$2,422	$2,146

(1)Interest rates as of September 30, 2026 range from 1.5% to 6.7%, with a weighted average interest rate of 4.9%.
(2)Effective interest rate as of September 30, 2026 was 4.9%.
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
The following table shows anticipated future principal payments for our securitized debt as of September 30, 2026.

	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility(1)	Total
($ in millions)
Payment Year
2026, remaining	$50	$4	$54
2027	197	16	213
2028	197	17	214
2029	193	345	538
2030	189	—	189
Thereafter	1,242	—	1,242
	$2,068	$382	$2,450

(1)Excludes future Warehouse Credit Facility renewals or refinancing through ABS transactions.
Vacation Ownership Notes Receivable Securitizations
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. During the third quarter of 2026, and as of September 30, 2026, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 30, 2026, we had 13 securitized vacation ownership notes receivable pools outstanding.
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
During the third quarter of 2026, we completed a securitization of a pool of $91 million of vacation ownership notes receivable originated in our Asia-Pacific business that we previously classified as not eligible for securitization. In connection with this securitization, $66 million of vacation ownership loan backed notes with an interest rate of 6.70% were issued by Liburan 2026-A LLC in a private placement. The securitized loans previously were classified as not eligible for securitization based on criteria applicable to then current securitization transactions in the traditional ABS market.
Subsequent to the end of the third quarter of 2026, we securitized a pool of $469 million of vacation ownership notes receivable. In connection with the securitization, $460 million in vacation ownership loan backed notes were issued by MVW 2026-2 LLC (the “2026-2 LLC”) in a private placement. Three classes of vacation ownership loan backed notes were issued by the 2026-2 LLC: $303 million of Class A Notes, $99 million of Class B Notes, and $58 million of Class C Notes. The Class A Notes have an interest rate of 5.76%, the Class B Notes have an interest rate of 6.05%, and the Class C Notes have an interest rate of 6.44%, for an overall weighted average interest rate of 5.91%. Proceeds from the transaction, net of fees, were used to repay outstanding credit facility obligations and for other general corporate purposes.

Warehouse Credit Facility
Our warehouse credit facility (the “Warehouse Credit Facility”), which allows for the securitization of vacation ownership notes receivable on a revolving non-recourse basis, has a borrowing capacity of $500 million. During the third quarter of 2026, the Warehouse Credit Facility was amended (the “Warehouse Amendment”), to extend the revolving period from June 11, 2027 to June 12, 2028, and make certain other non-material changes. The credit spread for the Warehouse Credit Facility is 110 basis points over the Secured Overnight Financing Rate (“SOFR”).

12.	DEBT
The following table provides detail on our debt balances, net of unamortized debt discount and issuance costs.

($ in millions)	At September 30, 2026	At December 31, 2025
Corporate Credit Facility
Term Loan(1)	$782	$788
Unamortized debt discount and issuance costs	(7)	(8)
	775	780

Revolving Corporate Credit Facility(2)	20	—
Unamortized debt issuance costs(3)	(4)	—
	16	—
Senior Unsecured Notes
2028 Notes	350	350
Unamortized debt discount and issuance costs	(1)	(2)
	349	348

2029 Notes	500	500
Unamortized debt discount and issuance costs	(2)	(3)
	498	497

2033 Notes	575	575
Unamortized debt discount and issuance costs	(7)	(8)
	568	567
Convertible Notes
2026 Convertible Notes	—	575
Unamortized debt issuance costs	—	—
	—	575

2027 Convertible Notes	575	575
Unamortized debt issuance costs	(4)	(6)
	571	569

Finance Leases	200	198
	$2,977	$3,534

(1)The effective interest rate as of September 30, 2026 was 6.2%.
(2)The effective interest rate as of September 30, 2026 was 5.4%.
(3) Excludes $4 million of unamortized debt issuance costs classified as a component of Other Assets on our Balance Sheet as of December 31, 2025, as no cash borrowings were outstanding under the Revolving Corporate Credit Facility at that time.

The following table shows scheduled principal payments for our debt, excluding finance leases, as of September 30, 2026.

	Payments Year
($ in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Term Loan	$2	$8	$8	$8	$8	$748	$782
Revolving Corporate Credit Facility	—	—	—	—	20	—	20
2028 Notes	—	—	350	—	—	—	350
2029 Notes	—	—	—	500	—	—	500
2033 Notes	—	—	—	—	—	575	575
2027 Convertible Notes	—	575	—	—	—	—	575
	$2	$583	$358	$508	$28	$1,323	$2,802
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
During the second quarter of 2025, we entered into a $300 million interest rate swap pursuant to which we pay interest at a fixed rate of 3.344% and receive interest at a floating rate (SOFR) through May 2027 to hedge a portion of our interest rate risk on the Term Loan. This interest rate swap has been designated and qualifies as a cash flow hedge of interest rate risk and is recorded in Other Assets on our Balance Sheet as of September 30, 2026 and in Other Liabilities on our Balance Sheet as of December 31, 2025. We characterize payments we make or receive in connection with this derivative instrument as interest expense and a reclassification of accumulated other comprehensive income or loss for presentation purposes.
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
Convertible Notes
2026 Convertible Notes Maturity
During 2021, we issued $575 million aggregate principal amount of convertible senior notes (the “2026 Convertible Notes”) that bore interest at a rate of 0.00%. The 2026 Convertible Notes matured at par on January 15, 2026, at which time none of the 2026 Convertible Notes were converted and all were settled in cash, and the deferred financing costs were fully amortized. Amortization of debt issuance costs related to the 2026 Convertible Notes was less than $1 million during the first three quarters of 2026, and less than $1 million and $2 million for the third quarter and first three quarters of 2025, respectively.
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
The 2026 Convertible Note Hedges expired upon the maturity of the 2026 Convertible Notes on January 15, 2026, and none were exercised. The 2026 Warrants expired during the third quarter of 2026, and none were exercised.

2027 Convertible Notes
During 2022, we issued $575 million aggregate principal amount of convertible senior notes (the “2027 Convertible Notes”) that bear interest at a rate of 3.25%. The 2027 Convertible Notes mature on December 15, 2027, unless earlier repurchased or converted in accordance with their terms prior to that date.
The conversion rate of the 2027 Convertible Notes is subject to adjustment for certain events as described in the indenture governing the notes and was subject to adjustment as of September 30, 2026 to 5.3258 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to a conversion price of $187.77 per share of our common stock), as a result of the dividends we declared since issuance of the 2027 Convertible Notes that were greater than the quarterly dividend we paid when the 2027 Convertible notes were issued. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2026, the effective interest rate was 3.88%.
The following table provides the components of interest expense related to the 2027 Convertible Notes.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$5	$5	$14	$14
Amortization of debt issuance costs	—	—	2	2
	$5	$5	$16	$16
2027 Convertible Note Hedges and Warrants
In connection with the offering of the 2027 Convertible Notes, we concurrently entered into the following privately-negotiated separate transactions: convertible note hedge transactions with respect to our common stock (the “2027 Convertible Note Hedges”), covering a total of 3.1 million shares of our common stock, and warrant transactions (the “2027 Warrants”), whereby we sold to the counterparties to the 2027 Convertible Note Hedges warrants to acquire 3.1 million shares of our common stock, in each case, as of September 30, 2026. The strike prices of the 2027 Convertible Note Hedges and the 2027 Warrants were subject to adjustment to $187.77 and $283.41, respectively, as of September 30, 2026, and no 2027 Convertible Note Hedges or 2027 Warrants have been exercised.
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
Marriott Vacations Worldwide has 100,000,000 authorized shares of common stock, par value of $0.01 per share. At September 30, 2026, there were 75,934,456 shares of Marriott Vacations Worldwide common stock issued, of which 34,418,956 shares were outstanding and 41,515,500 shares were held as treasury stock. At December 31, 2025, there were 75,891,531 shares of Marriott Vacations Worldwide common stock issued, of which 34,124,033 shares were outstanding and 41,767,498 shares were held as treasury stock. Marriott Vacations Worldwide has 2,000,000 authorized shares of preferred stock, par value of $0.01 per share, none of which were issued or outstanding as of September 30, 2026 or December 31, 2025.
Share Repurchase Program
From time to time, with the approval of our Board of Directors, we may undertake programs to purchase shares of our common stock (each, a “Share Repurchase Program”). As of September 30, 2026, approximately $322 million remained available for share repurchases under the current Share Repurchase Program, which authorizes share repurchases through December 31, 2026. Subsequent to the end of the third quarter of 2026, our Board of Directors extended the term of this program to December 31, 2027.
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
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	26,795,163	$2,522	$94.12
For the first three quarters of 2026	—	—	$—
As of September 30, 2026	26,795,163	$2,522	$94.12
Dividends
We declared cash dividends to holders of our common stock during the first three quarters of 2026 as follows. Any future dividend payments will be subject to the restrictions imposed under the agreements covering our debt and approval of our Board of Directors. There can be no assurance that we will pay dividends in the future.

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
February 19, 2026	March 4, 2026	March 18, 2026	$0.80
May 14, 2026	May 27, 2026	June 10, 2026	$0.80
September 2, 2026	September 16, 2026	September 30, 2026	$0.80

14.	SHARE-BASED COMPENSATION
During the second quarter of 2026, our stockholders approved the Second Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan (the “MVW Equity Plan”), which increased the aggregate number of authorized shares of our common stock that may be issued pursuant to grants under the plan by 2.5 million shares. The MVW Equity Plan is maintained for the benefit of our officers, directors, and employees. Under the MVW Equity Plan, we are authorized to award: (1) restricted stock and restricted stock units (“RSUs”) of our common stock, (2) stock appreciation rights (“SARs”) relating to our common stock, and (3) stock options to purchase our common stock. As of September 30, 2026, approximately 3 million shares were available for grants under the MVW Equity Plan.
The following table details our share-based compensation expense related to award grants to our officers, directors, and employees:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service-based RSUs	$7	$7	$25	$23
Performance-based RSUs	2	1	3	3
Market-based RSUs	1	—	2	—
	10	8	30	26
SARs	2	1	4	2
	$12	$9	$34	$28
The following table details our deferred compensation costs related to unvested awards:

($ in millions)	At September 30, 2026	At December 31, 2025
Service-based RSUs	$33	$26
Performance-based RSUs	10	7
Market-based RSUs	10	—
	53	33
SARs	8	2
	$61	$35

Restricted Stock Units
We granted 613,175 service-based RSUs, which are subject to time-based vesting conditions, with a weighted average grant-date fair value of $62.00, to our employees and non-employee directors during the first three quarters of 2026. During the first three quarters of 2026, we also granted performance-based RSUs (the “PSUs”), which are subject to performance-based vesting conditions, to certain executives. A maximum of 340,000 RSUs may be earned under the PSU awards granted during the first three quarters of 2026. The PSUs vest over a three-year performance period beginning January 1, 2026 and are earned based on the achievement of the highest cumulative performance metric achieved during any four consecutive quarters relative to specified performance thresholds. The PSUs granted during the first quarter of 2026 are required to be settled in shares, or cash if sufficient shares are not available under the MVW Equity Plan, whereas the PSUs granted during the third quarter of 2026 are required to be settled in shares.
During the first quarter of 2026, we granted market-based RSUs (“MRSUs”) to certain executives. A maximum of 300,000 shares can be earned under the MRSUs. The MRSUs vest over a 3.5 year performance period beginning January 1, 2026 and are earned based on the Company’s stock price exceeding specified thresholds. The grant date fair value of $51.38 per share for the MRSUs was determined using a Monte Carlo simulation model, based on an expected volatility of 45.57%, a risk-free interest rate of 3.54% and a dividend yield of 4.56%. The MRSUs granted during the first quarter of 2026 are required to be settled in shares, or cash if sufficient shares are not available under the MVW Equity Plan.
During the third quarter of 2026, we granted MRSUs to certain executives who had not previously received MRSUs. A maximum of 40,000 shares can be earned under the MRSUs. The MRSUs vest over a 3.5 year performance period beginning January 1, 2026 and are earned based on the Company’s stock price exceeding specified thresholds. The grant date fair value of $179.00 per share for the MRSUs was determined using a Monte Carlo simulation model, based on an expected volatility of 46.09%, a risk-free interest rate of 4.20% and a dividend yield of 2.64%. The MRSUs granted during the third quarter of 2026 are required to be settled in shares.
The PSUs and MRSUs granted during the first three quarters of 2026 require continuous employment, or service as outlined in the terms of the respective award agreements over the respective performance periods and are classified as equity under ASC 718, Compensation—Stock Compensation (“ASC 718”). Compensation expense for the MRSUs is recognized straight line over the requisite service period.
Stock Appreciation Rights
We granted 474,423 SARs, with a weighted average grant-date fair value of $23.59 and a weighted average exercise price of $68.20, to members of management during the first three quarters of 2026. We use the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was calculated based on the average of the historical and implied volatility of our stock price. The average expected term was calculated using the simplified method, as we have insufficient historical information to provide a basis for estimating average expected term. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield assumption listed below is based on the expectation of future payouts.
The following table outlines the assumptions used to estimate the fair value of grants during the first three quarters of 2026:

Expected volatility	50.41% - 50.73%
Dividend yield	4.40% - 4.56%
Risk-free rate	3.73% - 3.95%
Expected term (in years)	6.00 - 6.25

15.	VARIABLE INTEREST ENTITIES
Variable Interest Entities Related to Our Vacation Ownership Notes Receivable Securitizations
The following table shows consolidated assets, which are collateral for the obligations of the VIEs related to our vacation ownership notes receivable securitizations, and consolidated liabilities included on our Balance Sheet at September 30, 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Consolidated Assets
Vacation ownership notes receivable, net of reserves	$1,817	$374	$2,191
Interest receivable	14	3	17
Restricted cash	84	14	98
Total	$1,915	$391	$2,306
Consolidated Liabilities
Interest payable	$3	$1	$4
Securitized debt	2,068	382	2,450
Total	$2,071	$383	$2,454
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the third quarter of 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$70	$11	$81
Interest expense	$26	$3	$29
Debt issuance cost amortization	$2	$1	$3
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the first three quarters of 2026:

($ in millions)	Vacation Ownership Notes Receivable Securitizations	Warehouse Credit Facility	Total
Interest income	$213	$25	$238
Interest expense	$78	$8	$86
Debt issuance cost amortization	$8	$1	$9
Administrative expenses	$1	$—	$1

The following table shows cash flows between us and the vacation ownership notes receivable securitization VIEs:

	Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025
Cash Inflows
Net proceeds from vacation ownership notes receivable securitizations	$521	$445
Principal receipts	484	440
Interest receipts	213	200
Reserve release	1	105
Total	1,219	1,190
Cash Outflows
Principal payments	(470)	(427)
Voluntary repurchases of defaulted vacation ownership notes receivable	(134)	(122)
Voluntary clean-up call	(28)	(64)
Interest payments	(78)	(71)
Funding of restricted cash	(1)	(103)
Total	(711)	(787)
Net Cash Flows	$508	$403
The following table shows cash flows between us and the Warehouse Credit Facility VIE:

	Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025
Cash Inflows
Proceeds from vacation ownership notes receivable securitizations	$761	$477
Principal receipts	49	43
Interest receipts	20	23
Reserve release	2	13
Total	832	556
Cash Outflows
Principal payments	(34)	(35)
Voluntary repurchases of defaulted vacation ownership notes receivable	—	(2)
Repayment of Warehouse Credit Facility	(344)	(308)
Interest payments	(7)	(9)
Funding of restricted cash	(4)	(13)
Total	(389)	(367)
Net Cash Flows	$443	$189
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

16.	BUSINESS SEGMENTS
We operate in two operating and reportable business segments: Vacation Ownership and Exchange & Third-Party Management. Our chief operating decision maker (“CODM”) uses Adjusted Earnings before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to evaluate the profitability of our operating segments and make decisions about capital allocation and resource distribution to the segments. We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.
Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated net income or loss attributable to common stockholders is presented below.

Segment Revenues and Adjusted EBITDA

	Three Months Ended						Nine Months Ended
	September 30, 2026			September 30, 2025			September 30, 2026			September 30, 2025
($ in millions)	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total	Vacation Ownership	Exchange & Third-Party Management	Total
Revenues from external customers	$1,308	$52	$1,360	$1,210	$53	$1,263	$3,761	$163	$3,924	$3,533	$164	$3,697
Reconciliation of revenues
Corporate and other(1)			7			—			20			12
Total consolidated revenues			$1,367			$1,263			$3,944			$3,709

Cost of vacation ownership products	(49)	—		(52)	—		(138)	—		(135)	—
Marketing and sales	(268)	—		(234)	—		(791)	—		(705)	—
Management and exchange	(70)	(28)		(72)	(30)		(215)	(86)		(220)	(88)
Rental	(146)	—		(132)	—		(432)	—		(387)	—
Financing(2)	(45)	—		(38)	—		(128)	—		(111)	—
Royalty fee	(29)	—		(29)	—		(86)	—		(85)	—
Other segment items(3)	(446)	(3)		(458)	(2)		(1,282)	(10)		(1,243)	(4)
Segment Adjusted EBITDA	255	21	276	195	21	216	689	67	756	647	72	719
Corporate and other(1)			(60)			(46)			(164)			(154)
Interest expense, net(2)			(43)			(43)			(130)			(125)
Depreciation and amortization			(33)			(38)			(99)			(114)
Share-based compensation expense			(12)			(9)			(34)			(28)
Amortization of cloud computing software implementation costs			(2)			(2)			(5)			(4)
Certain items			(13)			(77)			(52)			(98)
Provision for income taxes			(31)			(3)			(91)			(73)
Net income (loss) attributable to common stockholders			$82			$(2)			$181			$123
(1)Corporate and Other consists of results that are not allocable to our segments, including company-wide general and administrative expenses, modernization, and transaction and integration costs. In addition, Corporate and Other includes revenues and expenses from Consolidated Property Owners’ Associations. Our CODM does not use this information for operating segment resource allocations.
(2)Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and nine months ended September 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $4 million and $9 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2025, respectively.
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
The following table shows the composition of our Modernization expense.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Advisory services	$—	$21	$(1)	$52
Consulting (implementation)	5	11	18	18
Transition costs	1	14	6	15
Technology	2	5	9	7
Other	(2)	2	—	5
	$6	$53	$32	$97
The following table presents the activity for liabilities on our Balance Sheet related to our Modernization efforts.

($ in millions)
Balance at December 31, 2025	$26
Modernization expenses	36
Cash payments	(40)
Other	(4)
Balance at September 30, 2026	$18
During the third quarter of 2025, we entered into outsourced service arrangements and completed the transition of a portion of certain corporate overhead functions to outsourced service providers. The arrangements are for terms of five to six years, and are cancellable for convenience by us subject to a termination penalty. As of September 30, 2026, our aggregate expected obligation under these arrangements is $110 million, of which $10 million, $27 million, $26 million, $26 million, $18 million, and $3 million is expected to be paid in the remainder of 2026, 2027, 2028, 2029, 2030, and thereafter, respectively, and the total penalties for early termination are $25 million, if cancelled.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning: our possible or assumed future results of operations, cash flows, financial condition, leverage and liquidity; future dividend payments; our business strategies and management priorities for 2026, including efforts to improve profitability and cash flow, strengthen leadership and talent, accelerate sustainable revenue growth, lower our cost base, protect and grow our recurring revenue streams, maintain disciplined capital allocation, monetize non-core assets and optimize our geographic mix, including through our Asia-Pacific strategy; expected trends in contract sales, VPG and Tours, including the anticipated benefits of our owner engagement initiatives, such as our enhanced Owner Benefit Levels and Inner Circle platform, and our efforts to enhance Tour quality; expected trends in Development profit margin, sales reserve, rental profit (including the impact of the closure of the Sheraton Kauai hotel), marketing and sales expenses and cost of vacation ownership products as a percentage of revenue; the amount and timing of expected proceeds from the disposition of non-core assets and our decision to retain certain assets for operational use; the adequacy of capital to meet short-term and long-term liquidity requirements; our leverage, including our corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio; our expectations regarding the costs and benefits of our modernization efforts, including expected modernization expenses in the fourth quarter of 2026; and our expectations regarding inventory spending, including the impact of inventory repurchases and the timing of payments for inventory and other purchase commitments. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
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
NM = Not meaningful.
Management Priorities
During the third quarter of 2026, we continued to execute our previously described management priorities and made meaningful progress across our strategic, operational, and financial objectives. The following discussion provides an update on our progress.
Our management priorities for 2026 are as follows:
•Improve profitability and cash flow by driving higher free cash flow conversion through disciplined execution, optimizing working capital, managing capital spending, and improving Adjusted EBITDA performance.
•We continued to improve profitability and Adjusted EBITDA, both sequentially and compared to the prior-year quarter and year to date periods. We also remained focused on improving operating cash flow, generating significantly higher cash from operating activities during the first three quarters of 2026 compared the first three quarters of 2025, while maintaining disciplined capital spending on inventory and property and equipment.
•Strengthen leadership and talent through onboarding new leadership with the external expertise to drive improvement in consistency and long-term growth execution. Retain key existing leadership and talent throughout the organization to facilitate continuity and retention of historical business knowledge.
•During the first three quarters of 2026, we enhanced key leadership talent and capabilities and made targeted investments in our workforce. We believe these actions have strengthened our leadership bench, enhanced critical commercial capabilities across the organization, and supported the execution of our strategic and operational objectives. We will regularly evaluate our talent needs and organizational structure to help maintain the capabilities we believe are necessary to support long-term growth and value creation.
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
•As a result of these actions, Contract sales increased 29% and VPG increased 30% during the third quarter of 2026 over the comparable period in 2025 despite a 2% decline in Tours. Third quarter 2026 development margin benefited from a substantially higher mix of sales to existing owners as we were able to leverage marketing and sales costs on higher VPGs.
•We expect the enhanced owner experience, new owner benefits and Inner Circle platforms to continue to increase owner engagement and retention which we anticipate will generate increased referrals of potential new customers to support contract sales growth and higher VPG. We expect the financial benefits of these actions to grow in the fourth quarter of 2026 and continue into 2027 as we continue to build an owner Tour pipeline that reflects these changes. We expect marketing and sales expenses to continue to decline as a percentage of Development revenue during the fourth quarter of 2026.
•Lower cost base by emphasizing operating discipline to improve cash flow through execution and cost management.
•We intend to continue to advance this priority through focused expense control, operational efficiencies, and disciplined management of working capital and capital expenditures. We believe these efforts contributed to a significant improvement in operating cash flow.
•Protect and grow recurring, high margin revenue streams by maintaining stable performance in our financing and management and exchange businesses to promote earnings durability and cash flow generation.
•Our financing, management and exchange businesses continue to be high-margin, contractually based, recurring revenue streams which contribute to earnings and cash flow generation, reinforcing the resilience of our business model and supporting our objective of delivering consistent financial performance across varying market conditions.
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
•In September, we generated $66 million of net proceeds from the private placement of $91 million of vacation ownership notes receivable with collateral located in Asia Pacific that were not eligible for sale in the traditional ABS market at a blended interest rate of 6.70% .
•At September 30, 2026, our gross corporate debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 3.6, which has improved from 4.2 at December 31, 2025, providing flexibility for capital allocation decisions.
•Subsequent to the end of the third quarter of 2026, we securitized a pool of $469 million of vacation ownership notes receivable at a blended interest rate of 5.91% and a gross advance rate of 98%.
•Monetize non-core assets to generate proceeds and support our capital allocation priorities.
•While we continue to evaluate opportunities to monetize non-core assets as part of our capital allocation framework, recent increases in contract sales volume and improved sales trends have increased our inventory requirements to support anticipated future sales. As a result, we expect to retain certain assets for operational use that we previously identified for potential disposition, reducing our near term estimated proceeds from non-core asset monetization but supporting future revenue generation and long-term value creation.
•Following the decision to retain certain assets for operational use, we expect that we will generate approximately $200 million of gross cash proceeds from the disposition of non-core assets by the end of 2027.
•We realized proceeds of $50 million in the first quarter of 2026 from the disposition of an entity that owned and operated a hotel in Cancun, Mexico and we expect to realize an additional $11 million of gross proceeds from dispositions during the fourth quarter of 2026.

•Optimize geographic mix by scaling back our operations in lower return areas to improve capital efficiency overall and future margins.
•As part of our previously announced Asia-Pacific strategy, we reduced Tours to certain customers aligned regional staffing levels with anticipated demand, and deferred the purchase of a future phase of our Khao Lak, Thailand resort development.
Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Sale of vacation ownership products	$459	$358	$1,232	$1,083
Management and exchange	212	214	653	648
Rental	155	150	504	479
Financing	95	90	279	268
Cost reimbursements	446	451	1,276	1,231
TOTAL REVENUES	1,367	1,263	3,944	3,709
EXPENSES
Cost of vacation ownership products	49	52	138	135
Marketing and sales	268	234	791	705
Management and exchange	116	118	357	356
Rental	143	129	423	377
Financing	45	38	128	111
Royalty fee	29	29	86	85
General and administrative	71	53	197	175
Depreciation and amortization	33	38	99	114
Litigation charges	(2)	4	(1)	16
Modernization	6	53	32	97
Restructuring†	10	—	16	—
Impairment†	—	31	—	33
Cost reimbursements	446	451	1,276	1,231
TOTAL EXPENSES	1,214	1,230	3,542	3,435
Gains and other income, net	3	11	1	48
Interest expense, net	(43)	(43)	(130)	(125)
Other	—	—	(1)	—
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	113	1	272	197
Provision for income taxes	(31)	(3)	(91)	(73)
NET INCOME (LOSS)	82	(2)	181	124
Net income attributable to noncontrolling interests	—	—	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$82	$(2)	$181	$123
† Prior year amounts have been reclassified to conform with our current year presentation.

Operating Statistics

	Three Months Ended				Nine Months Ended
(Contract sales $ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Vacation Ownership
Contract sales	$565	$439	$126	29%	$1,521	$1,304	$217	17%
VPG	$4,822	$3,700	$1,122	30%	$4,456	$3,760	$696	19%
Tours	107,687	109,609	(1,922)	(2%)	315,658	322,009	(6,351)	(2%)
Exchange & Third-Party Management
Total active members at end of period (000's)	1,480	1,499	(19)	(1%)	1,480	1,499	(19)	(1%)
Average revenue per member	$37	$38	$(1)	(2%)	$113	$115	$(2)	(2%)
Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Vacation Ownership	$1,308	$1,210	$98	8%	$3,761	$3,533	$228	6%
Exchange & Third-Party Management	52	53	(1)	(1%)	163	164	(1)	—%
Total Segment Revenues	1,360	1,263	97	8%	3,924	3,697	227	6%
Consolidated Property Owners’ Associations	7	—	7	NM	20	12	8	NM
Total Revenues	$1,367	$1,263	$104	8%	$3,944	$3,709	$235	6%
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
Certain amounts from the prior year have been reclassified to conform to the current year presentation. Beginning in the third quarter of 2025, we began separately presenting Modernization expense in our Income Statements and in the fourth quarter of 2025, all Modernization expenses were moved from our individual business segments to Corporate and other. As a result, prior year amounts for the three and nine months ended September 30, 2025 were reclassified from Modernization expense to conform with our current year presentation. Additionally, for the nine months ended September 30, 2025, we reclassified $2 million related to the impairment of an operating lease and related assets from Restructuring expense to Impairment expense to conform with our current year presentation.
Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and nine months ended September 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $4 million and $9 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2025, respectively.
The table below shows our EBITDA and Adjusted EBITDA calculation and reconciles these measures with net income or loss attributable to common stockholders, which is the most directly comparable GAAP financial measure.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Net income (loss) attributable to common stockholders	$82	$(2)	$84	NM	$181	$123	$58	47%
Interest expense, net	43	43	—	—%	130	125	5	4%
Provision for income taxes	31	3	28	NM	91	73	18	25%
Depreciation and amortization	33	38	(5)	(13%)	99	114	(15)	(13%)
EBITDA	189	82	107	132%	501	435	66	15%
Share-based compensation expense	12	9	3	32%	34	28	6	20%
Amortization of cloud computing software implementation costs	2	2	—	(14%)	5	4	1	11%
Certain items	13	77	(64)	NM	52	98	(46)	NM
Adjusted EBITDA	$216	$170	$46	27%	$592	$565	$27	5%
Adjusted EBITDA Margin	23.4%	20.9%	2.5 pts		22.2%	22.8%	(0.6 pts)

The table below details the components of Certain items for the periods presented.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gain on disposition of hotel, land, and other	$—	$—	$(2)	$—
Foreign currency	(3)	(2)	2	(23)
Insurance proceeds	—	(8)	—	(16)
Change in indemnification asset	—	(1)	5	(4)
Change in estimates relating to pre-acquisition contingencies	—	—	(4)	(2)
Other	—	—	(2)	(3)
Gains and other income, net	(3)	(11)	(1)	(48)
Litigation charges	(2)	4	(1)	16
Modernization	6	53	32	97
Restructuring†	10	—	16	—
Impairment†	—	31	—	33
Other	2	—	6	—
Total Certain items	$13	$77	$52	$98
† Prior year amounts have been reclassified to conform with our current year presentation.
Segment Adjusted EBITDA

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Vacation Ownership	$255	$195	$60	30%	$689	$647	$42	6%
Exchange & Third-Party Management	21	21	—	1%	67	72	(5)	(7%)
Segment Adjusted EBITDA	276	216	60	27%	756	719	37	5%
General and administrative	(71)	(53)	(18)	(33%)	(197)	(175)	(22)	(13%)
Share-based compensation expense	8	6	2	48%	25	20	5	29%
Other(1)	3	1	2	NM	8	1	7	NM
Adjusted EBITDA	$216	$170	$46	27%	$592	$565	$27	5%
(1)Includes $5 million of severance expense relating to changes in executive leadership that was recorded as General and administrative expense in the nine months ended September 30, 2026.

The following tables present segment financial results attributable to common stockholders reconciled to segment Adjusted EBITDA.
Vacation Ownership

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Segment financial results†	$220	$139	$81	58%	$606	$534	$72	14%
Depreciation and amortization	24	26	(2)	(8%)	70	80	(10)	(12%)
Share-based compensation expense	3	3	—	(4%)	7	7	—	(1%)
Amortization of cloud computing software implementation costs	1	1	—	(10%)	4	3	1	21%
Certain items†	7	26	(19)	NM	2	23	(21)	NM
Segment Adjusted EBITDA	$255	$195	$60	30%	$689	$647	$42	6%
Segment Adjusted EBITDA Margin	29.6%	26.1%	3.5 pts		27.9%	28.4%	(0.5 pts)
† Prior year amounts have been reclassified to conform with our current year presentation.
The table below details the components of Certain items for Vacation Ownership segment financial results.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gain on disposition of hotel, land, and other	$—	$—	$(2)	$—
Insurance proceeds	—	(8)	—	(15)
Change in estimates relating to pre-acquisition contingencies	—	—	(4)	(2)
Other	(1)	—	(1)	(1)
Gains and other income, net	(1)	(8)	(7)	(18)
Litigation charges	(2)	3	(1)	10
Restructuring	9	—	9	—
Impairment	—	31	—	31
Other	1	—	1	—
Total Certain items†	$7	$26	$2	$23
† Prior year amounts have been reclassified to conform with our current year presentation.
Exchange & Third-Party Management

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Segment financial results†	$16	$16	$—	10%	$52	$50	$2	5%
Depreciation and amortization	4	6	(2)	(23%)	14	20	(6)	(28%)
Share-based compensation expense	1	—	1	10%	2	1	1	5%
Certain items†	—	(1)	1	NM	(1)	1	(2)	NM
Segment Adjusted EBITDA	$21	$21	$—	1%	$67	$72	$(5)	(7%)
Segment Adjusted EBITDA Margin	44.7%	42.3%	2.4 pts		44.3%	45.8%	(1.5 pts)
† Prior year amounts have been reclassified to conform with our current year presentation.

The table below details the components of Certain items for Exchange and Third-Party Management segment financial results.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gains and other income, net	$—	$(1)	(1)	(1)
Impairment†	—	—	—	2
Total Certain items†	$—	$(1)	$(1)	$1
† Prior year amounts have been reclassified to conform with our current year presentation.
Business Segments
Our business is grouped into two reportable business segments: Vacation Ownership and Exchange & Third-Party Management. See Footnote 16 “Business Segments” to our Financial Statements for further information.
Vacation Ownership

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Sale of vacation ownership products	$459	$358	$1,232	$1,083
Resort management and other services	157	158	479	478
Rental	146	142	478	451
Financing	95	90	279	268
Cost reimbursements	451	462	1,293	1,253
TOTAL REVENUES	1,308	1,210	3,761	3,533
EXPENSES
Cost of vacation ownership products	49	52	138	135
Marketing and sales	268	234	791	705
Resort management and other services	70	72	215	220
Rental	146	132	432	387
Financing	45	38	128	111
Royalty fee	29	29	86	85
Depreciation and amortization	24	26	70	80
Litigation charges	(2)	3	(1)	10
Restructuring	9	—	9	—
Impairment	—	31	—	31
Cost reimbursements	451	462	1,293	1,253
TOTAL EXPENSES†	1,089	1,079	3,161	3,017
Gains and other income, net	1	8	7	18
Other	—	—	(1)	—
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS†	$220	$139	$606	$534
† Prior year amounts have been reclassified to conform with our current year presentation.

Sale of Vacation Ownership Products

	Three Months Ended						Nine Months Ended
($ in millions)	September 30, 2026	% of Contract Sales, Net of Resales	September 30, 2025	% of Contract Sales, Net of Resales	Change		September 30, 2026	% of Contract Sales, Net of Resales	September 30, 2025	% of Contract Sales, Net of Resales	Change
Contract sales	$565		$439		$126	29%	$1,521		$1,304		$217	17%
Less: Resales contract sales	(11)		(7)		(4)		(27)		(23)		(4)
Contract sales, net of resales	554		432		122	29%	1,494		1,281		213	17%
Plus:
Settlement revenue	12	2%	10	2%	2		34	2%	30	2%	4
Resales revenue	5	1%	4	1%	1		11	1%	13	1%	(2)
Revenue recognition adjustments:
Reportability	(3)	(1%)	(5)	(1%)	2		(25)	(2%)	2	—%	(27)
Sales reserve	(82)	(15%)	(57)	(13%)	(25)		(204)	(14%)	(165)	(13%)	(39)
Other(1)	(27)	(5%)	(26)	(6%)	(1)		(78)	(5%)	(78)	(6%)	—
Sale of vacation ownership products	$459	83%	$358	83%	$101	28%	$1,232	82%	$1,083	85%	$149	14%

VPG	$4,822		$3,700		$1,122	30%	$4,456		$3,760		$696	19%
Tours	107,687		109,609		(1,922)	(2%)	315,658		322,009		(6,351)	(2%)
Expected financing propensity as a % of contract sales	71%		67%		4 pts		66%		63%		3 pts
Average FICO Score (2)	753		733				754		738
(1)Adjustment for sales incentives that will not be recognized as Sale of vacation ownership products revenue and other adjustments to Sale of vacation ownership products revenue.
(2)For customers who we expect to finance a vacation ownership purchase and for whom a credit score was available, generally U.S. and Canadian residents.
Third Quarter
The increase in Sale of vacation ownership products for the third quarter of 2026 was driven by higher contract sales and a slightly lower rate for sales incentives, partially offset by a higher sales reserve attributable to a significant increase in dollars financed.
•Owner contract sales increased 54% reflecting a 43% increase in VPG and an 8% increase in owner Tours. These results reflect changes in our sales strategy to focus on existing owners in connection with the launch of our recent owner engagement initiatives and improved owner arrival connection rates which drove higher incremental purchase activity.
•First time buyer contract sales decreased 20% driven by lower VPG and Tours. We continue to believe there is a significant long-term opportunity to expand our first time buyer base through targeted marketing, enhanced lead generation efforts, and continued refinement of our sales and customer acquisition strategies.

The overall decline in Tours was largely attributable to the change in strategy for our Asia-Pacific business as well as our strategy to improve tour quality for first time buyers. Excluding Asia‑Pacific, Tours increased 3% year-over-year. VPG increased 30% year-over-year on a consolidated basis and, excluding Asia-Pacific, VPG increased nearly 30% year over year.
We expect the higher contract sales and VPG to continue in the last quarter of 2026, as well as into 2027 but at a lower rate of growth. We also expect the sales reserve, measured as a percentage of contract sales, to reflect higher utilization of our Company-provided financing.
First Three Quarters
The increase in Sale of vacation ownership products for the first three quarters of 2026 was driven by higher contract sales, partially offset by lower revenue reportability, a higher sales reserve attributable to a significant increase in dollars financed and a slightly lower rate for sales incentives.
•Owner contract sales increased 33% reflecting a 27% increase in VPG and 5% higher Tours.
•First time buyer contract sales decreased 16% reflecting lower Tours and a lower VPG.
The overall decline in Tours was largely attributable to the change in strategy for our Asia-Pacific business as well as our strategy to improve tour quality for first time buyers. Excluding Asia‑Pacific, Tours increased 2% year-over-year. VPG increased 19% year-over-year on a consolidated basis and, excluding Asia-Pacific, VPG increased nearly 18% year over year.
Development Profit

	Three Months Ended						Nine Months Ended
($ in millions)	September 30, 2026	% of Revenue	September 30, 2025	% of Revenue	Change		September 30, 2026	% of Revenue	September 30, 2025	% of Revenue	Change
Sale of vacation ownership products	$459		$358		$101	28%	$1,232		$1,083		$149	14%
Cost of vacation ownership products	(49)	11%	(52)	14%	3	4%	(138)	11%	(135)	12%	(3)	(2%)
Marketing and sales	(268)	58%	(234)	65%	(34)	(14%)	(791)	64%	(705)	65%	(86)	(12%)
Development profit	$142		$72		$70	97%	$303		$243		$60	25%
Development profit margin	31.0%		20.2%		10.8 pts		24.6%		22.4%		2.2 pts
Third Quarter and First Three Quarters
The change in Development profit was due to the following:
•higher Sale of vacation ownership products (discussed above);
•a decline in Cost of vacation ownership products as a percentage of revenue due to the sale of lower average cost inventory (including resulting from the impairments in inventory in the fourth quarter of 2025); and
•a lower marketing and sales rate primarily attributed to higher VPG and continued progress on our marketing and sales initiatives.
Cost of vacation ownership products as a percentage of revenue is expected to increase in the last quarter of 2026, although changes in this percentage will ultimately be the result of pricing increases, upgrade volume, repurchase activity and changes in the mix of inventory being sold. In addition, we expect to further leverage our fixed Marketing and sales expenses as we continue to invest in initiatives that support sales growth, reflecting our expectation that the growth in contract sales achieved during the second and third quarters of 2026 will continue through year-end resulting in an increase in Development profit margin.

Resort Management and Other Services Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Management fee revenues	$56	$56	$—	—%	$168	$166	$2	1%
Ancillary revenues	67	69	(2)	(2%)	206	209	(3)	(1%)
Other management and exchange revenues	34	33	1	3%	105	103	2	3%
Resort management and other services revenues	157	158	(1)	—%	479	478	1	—%
Resort management and other services expenses	(70)	(72)	2	3%	(215)	(220)	5	2%
Resort management and other services profit	$87	$86	$1	2%	$264	$258	$6	2%
Resort management and other services profit margin	55.1%	53.9%	1.2 pts		55.0%	53.9%	1.1 pts
Resort occupancy (1)	88.4%	87.9%	0.5 pts		89.5%	89.2%	0.3 pts

(1)Resort occupancy represents all transient, preview, and owner keys divided by total keys available, net of keys out of service.
Rental Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Rental revenues	$146	$142	$4	4%	$478	$451	$27	6%
Rental expenses	(146)	(132)	(14)	(10%)	(432)	(387)	(45)	(12%)
Rental profit	$—	$10	$(10)	(90%)	$46	$64	$(18)	(27%)
Rental profit margin	0.7%	6.6%	(5.9 pts)		9.9%	14.3%	(4.4 pts)

Transient keys rented(1)	545,678	554,983	(9,305)	(2%)	1,727,870	1,712,123	15,747	1%
Average transient rate	$249	$240	$9	4%	$265	$260	$5	2%
Rental occupancy(2)	70.1%	69.0%	1.1 pts		73.3%	72.4%	0.9 pts
(1)Transient keys rented exclude plus points and preview stays.
(2)Rental occupancy represents transient and preview keys divided by keys available to rent, which is total available keys excluding owner usage.
Third Quarter
Rental profit declined due to $6 million of higher unsold maintenance fees associated with developer-owned inventory, $3 million of higher marketing, variable, and other costs, and $2 million due to the closure of the Sheraton Kauai hotel following damage sustained from Hurricane Lowell.
Rental revenues and Rental expenses are both $5 million higher due to a reduction of costs in excess of rental revenues for developer-owned inventory which is registered and held for sale, which is reclassified to Rental revenues (net presentation).
We expect the ongoing closure of the Sheraton Kauai hotel will negatively impact our fourth quarter Rental profit by approximately $6 million. We continue to expect a decline in rental profit for the fourth quarter of 2026 due to higher inventory and related unsold maintenance fees.
First Three Quarters
Rental profit declined due to $18 million of higher unsold maintenance fees associated with developer-owned inventory, $9 million of higher marketing, variable, and other costs, and $2 million due to the closure of the Sheraton Kauai hotel following damage sustained from Hurricane Lowell, partially offset by an $11 million increase in transient rental revenues, including plus points.
Rental revenues and Rental expenses are both $16 million higher due to a reduction of costs in excess of rental revenues for developer-owned inventory which is registered and held for sale, which is reclassified to Rental revenues (net presentation).

Financing Revenues, Expenses and Profit

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Financing revenues	$95	$90	$5	4%	279	268	11	4%
Financing expenses	(13)	(12)	(1)	(14%)	(33)	(33)	—	(2%)
Consumer financing interest expense	(32)	(26)	(6)	(21%)	(95)	(78)	(17)	(21%)
Financing profit	$50	$52	$(2)	(6%)	$151	$157	$(6)	(4%)
Financing profit margin	52.0%	57.8%	(5.8 pts)		54.0%	58.6%	(4.6 pts)
Third Quarter and First Three Quarters
•Financing revenues reflect higher interest income as a result of a higher average notes receivable balance.
•Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and nine months ended September 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $4 million and $9 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2025, respectively.
•In addition, consumer financing interest expense increased by $3 million and $7 million in the third quarter and first three quarters of 2026, respectively, due to a higher average securitized debt balance and a higher blended interest rate.
Restructuring

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Restructuring	$9	$—	$9	NM	$9	$—	$9	NM
Third Quarter
During the third quarter of 2026, we recorded $6 million of restructuring costs in connection with the termination of a future inventory purchase commitment in Mexico and $3 million of severance.
First Three Quarters
During the first three quarters of 2026, we recorded $6 million of restructuring costs in connection with the termination of a future inventory purchase commitment in Mexico, $2 million relating to the change in strategy for Asia Pacific and $1 million of severance.
Gains and Other Income

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Gains and other income, net	$1	$8	$(7)	NM	$7	$18	$(11)	NM
Third Quarter
During the third quarter of 2025, we benefited from $8 million of proceeds from service interruption insurance relating to the Maui wildfires.
First Three Quarters
During the first three quarters of 2026, we benefited from a $4 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, a $2 million gain on the disposition of an entity that owned and operated a hotel in Cancun, Mexico, and $1 million of other gains.
During the first three quarters of 2025, we benefited from $15 million of proceeds from service interruption insurance relating to the Maui wildfires, a $2 million reduction in certain pre-acquisition contingencies associated with the ILG Acquisition, and $1 million of other gains.

Exchange & Third-Party Management

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Management and exchange	$39	$43	$125	$130
Rental	9	8	26	28
Cost reimbursements	4	2	12	6
TOTAL REVENUES	52	53	163	164
EXPENSES
Management and exchange	28	30	86	88
Depreciation and amortization	4	6	14	20
Impairment†	—	—	—	2
Cost reimbursements	4	2	12	6
TOTAL EXPENSES†	36	38	112	116
Gains and other income, net	—	1	1	1
Other	—	—	—	1
SEGMENT FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS†	$16	$16	$52	$50
† Prior year amounts have been reclassified to conform with our current year presentation.
Corporate and Other

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Resort management and other services	$16	$13	$49	$40
Cost reimbursements	(9)	(13)	(29)	(28)
TOTAL REVENUES	7	—	20	12
EXPENSES
Resort management and other services	18	16	56	48
Rental	(3)	(3)	(9)	(10)
General and administrative	71	53	197	175
Depreciation and amortization	5	6	15	14
Litigation charges	—	1	—	6
Modernization†	6	53	32	97
Restructuring	1	—	7	—
Cost reimbursements	(9)	(13)	(29)	(28)
TOTAL EXPENSES†	89	113	269	302
Gains (losses) and other income (expense), net	2	2	(7)	29
Interest expense, net	(43)	(43)	(130)	(125)
Other	—	—	—	(1)
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS†	(123)	(154)	(386)	(387)
Provision for income taxes	(31)	(3)	(91)	(73)
Net income attributable to noncontrolling interests	—	—	—	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS†	$(154)	$(157)	$(477)	$(461)
† Prior year amounts have been reclassified to conform with our current year presentation.

General and Administrative

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
General and administrative	$71	$53	$18	33%	$197	$175	$22	13%
Third Quarter
The increase in general and administrative expenses for the third quarter of 2026 was primarily attributable to a $16 million increase in incentive compensation expense related to Company performance and a $3 million increase in stock-based compensation expense partially offset by a $2 million decrease in insurance expense.
First Three Quarters
The increase in general and administrative expenses for the third quarter of 2026 was primarily attributable to a $23 million increase in incentive compensation expense related to Company performance and a $6 million increase in stock-based compensation expense partially offset by a $4 million decrease in insurance expense.
Modernization

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Modernization	$6	$53	$(47)	(88%)	$32	$97	$(65)	(67%)
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
The following table shows the composition of our modernization expenses during the third quarter and first three quarters of 2026 and 2025:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Advisory services	$—	$21	$(1)	$52
Consulting (implementation)	5	11	18	18
Transition costs	1	14	6	15
Technology	2	5	9	7
Other	(2)	2	—	5
	$6	$53	$32	$97
We expect to incur less than $20 million of non-recurring modernization expenses in the fourth quarter of 2026 primarily related to technology, as we wind down consulting (implementation) spending and do not expect to incur further advisory services costs.
Gains (Losses) and Other Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Gains (losses) and other income (expense), net	$2	$2	$—	NM	$(7)	$29	$(36)	NM
Third Quarter
In the third quarter of 2026, we recorded $3 million of foreign currency gains partially offset by $1 million of other losses.
In the third quarter of 2025, we recorded $2 million of foreign currency gains, $1 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, partially offset by $1 million of other losses.

First Three Quarters
In the first three quarters of 2026, we recorded $2 million of foreign currency losses and a $5 million reduction in the receivable from Marriott International for indemnified tax matters.
In the first three quarters of 2025, we recorded $23 million of foreign currency gains, $4 million of tax related adjustments to the receivable from Marriott International for indemnified tax matters, $1 million of insurance proceeds, and $1 million of other gains.
Interest Expense

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Interest expense, net	$(43)	$(43)	$—	—%	$(130)	$(125)	$(5)	(4%)
Third Quarter and First Three Quarters
The change in Interest expense, net is primarily attributed to interest on our 6.500% Senior Unsecured Notes due 2033 issued in the third quarter of 2025 (the proceeds of which were used to repay our $575 million 0.000% 2026 Convertible Notes). This increase was partially offset by the change in presentation of interest on our Warehouse Credit Facility and by lower interest on our Corporate Credit Facility and on our 2026 Convertible Notes, which were repaid during the first three quarters of 2026.
Commencing in the first quarter of 2026, interest expense associated with our Warehouse Credit Facility is included as a component of Consumer financing interest expense within Financing expense. For the three and nine months ended September 30, 2025, interest expense associated with our Warehouse Credit Facility is included as a component of Interest expense, net. Interest expense on our Warehouse Credit Facility was $4 million and $9 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2025, respectively.
Income Tax

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
Provision for income taxes	$(31)	$(3)	$(28)	NM	$(91)	$(73)	$(18)	(25%)
Third Quarter
Our effective tax rate was 27.8% and 537.8% for the three months ended September 30, 2026 and September 30, 2025, respectively.
The effective tax rate for the three months ended September 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments, including an $8 million increase in income tax expense related to changes in uncertain tax positions, partially offset by $2 million of tax benefits from U.S. and non-U.S. return-to-provision adjustments. The effective tax rate for the three months ended September 30, 2026 also reflects the cumulative impact of a lower estimated annual effective tax rate, primarily due to a change in our position regarding the utilization of foreign tax credits.
The effective tax rate for the three months ended September 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments in non-U.S. jurisdictions, including a $25 million increase in income tax expense related to changes in valuation allowances, partially offset by $13 million of tax benefits associated with permanent differences arising from restructuring activities and $6 million of tax benefit related to other deferred tax adjustments.
First Three Quarters
Our effective tax rate was 33.4% and 37.0% for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The effective tax rate for the nine months ended September 30, 2026 differed from the blended U.S. federal and state statutory tax rate primarily due to projected losses in certain foreign jurisdictions for which no tax benefit was recognized due to valuation allowances, as well as discrete income tax adjustments. These adjustments included a $5 million increase in income tax expense related to foreign return-to-provision adjustments and a $6 million cumulative adjustment related to a foreign tax provision and associated penalties, partially offset by $3 million of tax benefits related to changes in uncertain tax positions.

The effective tax rate for the nine months ended September 30, 2025 differed from the blended U.S. federal and state statutory tax rate primarily due to discrete income tax adjustments in non-U.S. jurisdictions, including a $25 million increase in income tax expense related to changes in valuation allowances, partially offset by $13 million of tax benefits related to permanent differences arising from restructuring activities and $6 million of tax benefits from non-U.S. return-to-provision adjustments.
Consolidated Property Owners’ Associations
The following table illustrates the impact of certain Consolidated Property Owners’ Associations under the relevant accounting guidance.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Resort management and other services	$16	$13	$49	$40
Cost reimbursements	(9)	(13)	(29)	(28)
TOTAL REVENUES	7	—	20	12
EXPENSES
Resort management and other services	18	16	56	48
Rental	(3)	(3)	(9)	(10)
Cost reimbursements	(9)	(13)	(29)	(28)
TOTAL EXPENSES	6	—	18	10
FINANCIAL RESULTS BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	1	—	2	2
Provision for income taxes	—	—	(1)	(1)
Net income attributable to noncontrolling interests	—	—	—	(1)
FINANCIAL RESULTS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1	$—	$1	$—
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
At September 30, 2026, our gross corporate debt, net of cash and equivalents, to Adjusted EBITDA ratio was 3.6, which has improved from 4.2 at December 31, 2025, providing flexibility for capital allocation decisions.
During the first quarter of 2026, we used the proceeds from the 2033 Notes to repay our 2026 Convertible Notes upon maturity. We have no material principal payment obligations for the remainder of 2026. See Footnote 12 “Debt” to our Financial Statements for further information related to maturities of our debt.
In September, we generated $66 million of net proceeds from the private placement of $91 million of vacation ownership notes receivable with collateral located in Asia Pacific that was not eligible for sale in the traditional ABS market at a blended interest rate of 6.70%. Subsequent to the end of the third quarter of 2026, we securitized a pool of $469 million of vacation ownership notes receivable at a blended interest rate of 5.91% and a gross advance rate of 98%.
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
Each of the securitized vacation ownership notes receivable transactions contains various triggers relating to the performance of the underlying vacation ownership notes receivable. If a pool of securitized vacation ownership notes receivable fails to perform within the pool’s parameters (default or delinquency thresholds vary by transaction), transaction provisions effectively redirect the monthly excess spread of interest accruing on the related vacation ownership notes receivable less the interest accruing on the ABS securities and fees we would otherwise receive from that pool (attributable to the interests we retained) to accelerate the principal payments to investors (taking into account the subordination of the different tranches to the extent there are multiple tranches) until the performance trigger is cured. At the recent level of defaults, there is no impact to cash whether we repurchase defaulted vacation ownership notes receivable from a securitization VIE and pursue foreclosure or foreclose on behalf of a securitization VIE. During the third quarter of 2026, and as of September 30, 2026, no securitized vacation ownership notes receivable pools were out of compliance with their respective established parameters. As of September 30, 2026, we had 13 term securitization transactions outstanding. Since 2000, we have issued approximately $11.2 billion of debt securities in securitization transactions in the term ABS market, excluding amounts securitized through warehouse credit facilities or private bank transactions.
On an ongoing basis, we have the ability to use our Warehouse Credit Facility to securitize, on a revolving non-recourse basis, eligible consumer loans derived from certain vacation ownership sales. Those loans may later be transferred to term securitization transactions in the ABS market, which typically occur twice a year. At September 30, 2026, we had $382 million of borrowings outstanding on our Warehouse Credit Facility. See Footnote 11 “Securitized Debt” to our Financial Statements for further information.
As of September 30, 2026, $97 million of gross vacation ownership notes receivable were eligible for securitization.
Revolving Corporate Credit Facility
Our Revolving Corporate Credit Facility, which expires on March 24, 2030, provides for up to $800 million of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. At September 30, 2026, $20 million of borrowings and $4 million of letters of credit were outstanding under our Revolving Corporate Credit Facility. See Footnote 12 “Debt” to our Financial Statements for further information.
Disposition of Non-core Assets
Following the decision to retain certain assets for operational use, we expect that we will generate approximately $200 million of gross cash proceeds from the disposition of non-core assets by the end of 2027. We realized proceeds of $50 million in the first quarter of 2026 from the disposition of an entity that owned and operated a hotel in Cancun, Mexico and we expect to realize an additional $11 million of gross proceeds from dispositions during the fourth quarter of 2026.
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

Seasonality
Our cash flow from operations fluctuates during the year due to the timing of certain receipts and contractual and compensation-related payments. Significant changes in cash flow can result from the timing of our collection of maintenance fees, club dues, and other customer payments, which typically occurs in either the fourth quarter or the first quarter of each year. Generally, cash outflows related to our payment of maintenance fees associated with unsold inventory occurs in the fourth quarter for our points-based products, and in the first quarter for our weeks-based products. In addition, during the first quarter of each year, we generally have incentive compensation-related cash outflows associated with payment of annual bonuses and, subject to the continued issuance of quarterly dividends, the payment of two quarterly cash dividends declared in December and February.
Operations
In addition to net income and adjustments for non-cash items, the following are key drivers of our cash flow from operating activities:
Inventory Spending Less than (In Excess of) Cost of Sales

	Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025
Inventory spending	$(81)	$(77)
Purchase and development of property for future transfer to inventory	—	(134)
Inventory costs	102	98
Inventory spending less than (in excess of) cost of sales	$21	$(113)
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
Vacation Ownership Notes Receivable Collections Less Than Originations

	Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025
Vacation ownership notes receivable collections — non-securitized	$67	$119
Vacation ownership notes receivable collections — securitized	514	400
Vacation ownership notes receivable originations	(887)	(766)
Vacation ownership notes receivable collections less than originations	$(306)	$(247)
Vacation ownership notes receivable collections were less than originations in the first three quarters of 2026 and 2025 due to the growth of our vacation ownership notes receivable portfolio.
Repurchase of Common Stock
The following table summarizes share repurchase activity under our Share Repurchase Program:

($ in millions, except per share amounts)	Number of Shares Repurchased	Cost Basis of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	26,795,163	$2,522	$94.12
For the first three quarters of 2026	—	—	$—
As of September 30, 2026	26,795,163	$2,522	$94.12
See Footnote 13 “Stockholders' Equity” to our Financial Statements for further information related to our current share repurchase program.

Payment of Dividends to Common Stockholders
We distributed cash dividends to holders of our common stock during the first three quarters of 2026 as follows:

Declaration Date	Stockholder Record Date	Distribution Date	Dividend per Share
December 12, 2025	December 24, 2025	January 7, 2026	$0.80
February 19, 2026	March 4, 2026	March 18, 2026	$0.80
May 14, 2026	May 27, 2026	June 10, 2026	$0.80
September 2, 2026	September 16, 2026	September 30, 2026	$0.80
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
Material Cash Requirements
The following table summarizes our future material cash requirements from known contractual or other obligations as of September 30, 2026:

		Payments Due by Period
($ in millions)	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Debt(1)	$3,442	$53	$733	$475	$612	$120	$1,449
Securitized debt(1)(2)	3,081	84	325	316	613	254	1,489
Purchase obligations(3)	501	92	218	99	40	31	21
Operating lease obligations(4)	66	5	17	12	10	7	15
Finance lease obligations(4)	515	5	19	16	14	13	448
Other long-term obligations	11	7	2	2	—	—	—
	$7,616	$246	$1,314	$920	$1,289	$425	$3,422
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
(4)Includes interest.
In the normal course of our resort management business, we enter into purchase commitments on behalf of owners’ associations to manage the daily operating needs of our resorts. Since we are reimbursed for these commitments from the cash flows of the owners’ associations, these obligations generally have minimal impact on our net income (loss) attributed to common stockholders and cash flow. These purchase commitments are excluded from the table above.

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
The following tables present consolidating financial information as of September 30, 2026 and December 31, 2025, and for the nine months ended September 30, 2026 for MVWC and MORI on a stand-alone basis (collectively, the “Issuers”), the Senior Notes Guarantors, the combined non-guarantor subsidiaries of MVWC, and MVW on a consolidated basis.
Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2026
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI
Revenues	$—	$985	$2,122	$871	$(34)	$3,944
Expenses	(54)	(958)	(2,093)	(601)	34	(3,672)
Benefit from (provision for) income taxes	15	(6)	(4)	(96)	—	(91)
Equity in net income of subsidiaries	220	364	—	—	(584)	—
Net income attributable to common stockholders	$181	$385	$25	$174	$(584)	$181

Condensed Consolidating Balance Sheet

	As of September 30, 2026						As of December 31, 2025
	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated	Issuers		Senior Notes Guarantors	Non-Guarantor Subsidiaries	Total Eliminations	MVW Consolidated
($ in millions)	MVWC	MORI					MVWC	MORI
Cash and cash equivalents	$—	$46	$60	$123	$—	$229	$135	$70	$69	$132	$—	$406
Restricted cash	—	32	112	160	—	304	—	21	145	161	—	327
Accounts and contracts receivable, net	19	183	151	65	1	419	21	135	166	117	(11)	428
Vacation ownership notes receivable, net	—	215	130	2,331	—	2,676	—	251	192	2,122	—	2,565
Inventory	—	307	223	149	—	679	—	324	231	137	—	692
Property and equipment, net	—	253	580	103	—	936	—	252	593	105	—	950
Goodwill	—	—	2,958	—	—	2,958	—	—	2,958	—	—	2,958
Intangibles, net	—	—	639	26	—	665	—	—	683	28	—	711
Investments in subsidiaries	2,504	3,449	—	—	(5,953)	—	2,894	3,592	—	—	(6,486)	—
Other	196	146	303	137	(179)	603	180	155	323	191	(129)	720
Total assets	$2,719	$4,631	$5,156	$3,094	$(6,131)	$9,469	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

Accounts payable	$22	$51	$70	$84	$—	$227	$91	$45	$144	$79	$(1)	$358
Advance deposits	—	75	74	18	—	167	—	72	73	18	—	163
Accrued liabilities	6	126	135	118	3	388	1	130	123	124	(2)	376
Deferred revenue and other	—	34	153	181	(10)	358	—	11	157	212	(9)	371
Payroll and benefits liability	—	141	63	29	—	233	1	109	74	34	—	218
Deferred compensation liability	—	148	91	3	—	242	—	165	55	5	—	225
Securitized debt, net	—	—	—	2,450	(28)	2,422	—	—	—	2,173	(27)	2,146
Debt, net	571	2,226	180	—	—	2,977	1,144	2,210	179	1	—	3,534
Other	—	5	91	27	—	123	—	5	113	24	—	142
Deferred taxes	1	114	186	17	(105)	213	—	105	209	18	(101)	231
MVW stockholders' equity	2,119	1,711	4,113	167	(5,991)	2,119	1,993	1,948	4,233	305	(6,486)	1,993
Total liabilities and equity	$2,719	$4,631	$5,156	$3,094	$(6,131)	$9,469	$3,230	$4,800	$5,360	$2,993	$(6,626)	$9,757

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not changed materially from that disclosed in Part II, Item 7A of the 2025 Annual Report, other than as set forth below.
We manage the interest rate risk on our corporate debt through the use of a combination of fixed-rate debt and interest rate swaps that fix a portion of our variable-rate debt. At September 30, 2026, after considering the impact of our interest rate swap agreement and excluding finance leases, the interest rate applicable to 82% (approximately $2.3 billion) of our total corporate debt was effectively fixed and the interest rate applicable to the remaining 18% (approximately $502 million) was variable. Assuming we had no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at September 30, 2026 would result in an increase of approximately $5 million in annual cash interest due to the impact of our hedging arrangements discussed in Footnote 12 “Debt” to our Financial Statements. Assuming we had no outstanding hedging arrangements and no outstanding balance on our Revolving Corporate Credit Facility, a 100 basis point increase in the underlying benchmark rate on our variable-rate debt at September 30, 2026 would result in an annual increase in cash interest of approximately $8 million.
The following table presents the scheduled maturities and the total fair value as of September 30, 2026 for our financial instruments that are impacted by market risks:

($ in millions)	Average Interest Rate	Maturities by Period
		Remainder of 2026	2027	2028	2029	2030	Thereafter	Total Carrying Value	Total Fair Value
Assets – Maturities represent expected principal receipts; fair values represent assets
Vacation ownership notes receivable — non-securitized	12.1%	$23	$68	$47	$42	$39	$266	$485	$488
Vacation ownership notes receivable — securitized	13.3%	$50	$200	$200	$196	$191	$1,354	$2,191	$2,277
Contracts receivable for financed VOI sales, net	13.1%	$2	$7	$8	$9	$10	$119	$155	$155
Liabilities – Maturities represent expected principal payments; fair values represent liabilities
Securitized Debt	4.9%	$(54)	$(213)	$(214)	$(538)	$(189)	$(1,242)	$(2,450)	$(2,411)
Term Loan	6.2%	$(2)	$(8)	$(8)	$(8)	$(8)	$(748)	$(782)	$(781)
Revolving Corporate Credit Facility	5.4%	$—	$—	$—	$—	$(20)	$—	$(20)	$(20)
Senior Notes
2028 Notes	4.8%	$—	$—	$(350)	$—	$—	$—	$(350)	$(343)
2029 Notes	4.5%	$—	$—	$—	$(500)	$—	$—	$(500)	$(471)
2033 Notes	6.5%	$—	$—	$—	$—	$—	$(575)	$(575)	$(547)
2027 Convertible Notes	3.3%	$—	$(575)	$—	$—	$—	$—	$(575)	$(572)

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2026 – July 31, 2026	—	$—	—	$322,120,557
August 1, 2026 – August 31, 2026	—	$—	—	$322,120,557
September 1, 2026 – September 30, 2026	—	$—	—	$322,120,557
Total	—	$—	—	$322,120,557

(1)On May 11, 2023, we announced that our Board of Directors increased the then-remaining authorization under our share repurchase program (which was first announced on September 13, 2021) to authorize purchases of up to $600 million of our common stock and extended the term of our share repurchase program to December 31, 2024. On December 19, 2024, we announced that our Board of Directors extended the term of our share repurchase program to December 31, 2025. On December 12, 2025, we announced that our Board of Directors extended the term of our share repurchase program to December 31, 2026. On November 4, 2026, we announced that our Board of Directors extended the term of our share repurchase program to December 31, 2027.

(2)All dollar amounts presented exclude the nondeductible 1% excise tax on the net value of certain stock repurchases that was imposed by the Inflation Reduction Act of 2022.

Item 5.    Other Information
(c) Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6.    Exhibits
All documents referenced below are being filed as a part of this Quarterly Report, unless otherwise noted.

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
3.1	Second Restated Certificate of Incorporation of Marriott Vacations Worldwide Corporation		8-K	3.2	5/15/2023
3.2	Restated Bylaws of Marriott Vacations Worldwide Corporation (effective May 12, 2023)		10-Q	3.3	8/4/2023
4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of Marriott Vacations Worldwide Corporation		10	4.1	10/14/2011
4.2	Indenture, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	10/1/2019
4.3	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above)		8-K	4.2	10/1/2019
4.4	Registration Rights Agreement, dated as of October 1, 2019, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and J.P. Morgan Securities LLC		8-K	4.3	10/1/2019
4.5	Indenture, dated as of February 2, 2021, by and among Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc. and the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	2/3/2021
4.6	Form of 0.00% Convertible Senior Note due 2026 (included as Exhibit A to Exhibit 4.5 above)		8-K	4.1	2/3/2021
4.7	Indenture, dated as of June 21, 2021, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	6/22/2021
4.8	Form of 4.500% Senior Notes due 2029 (included at Exhibit A to Exhibit 4.7 above)		8-K	4.2	6/22/2021
4.9	Indenture, dated as of December 8, 2022, by and among Marriott Vacations Worldwide Corporation, as issuer, Marriott Ownership Resorts, Inc. and the other guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	12/8/2022
4.10	Form of 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.9 above)		8-K	4.2	12/8/2022
4.11	Description of Registered Securities		10-K	4.16	3/2/2020
4.12	Indenture, dated as of September 18, 2025, by and among Marriott Ownership Resorts, Inc., Marriott Vacations Worldwide Corporation, as guarantor, the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	4.1	9/19/2025
4.13	Form of 6.500% Senior Notes due 2033 (included at Exhibit A to Exhibit 4.12 above)		8-K	4.2	9/19/2025
10.1	Chief Executive Officer Employment Agreement*		8-K	10.1	2/17/2026

Exhibit Number	Description	Filed Herewith	Incorporation By Reference From
			Form	Exhibit	Date Filed
10.2	President and Chief Operating Officer Employment Agreement*		8-K	10.2	2/17/2026
10.3	James H Hunter IV Separation Agreement and General Release of Claims*		8-K	10.1	3/6/2026
10.4	Form of Restricted Stock Unit Agreement for Matthew E. Avril and Michael A. Flaskey*		10-Q	10.4	5/5/2026
10.5	Form of Stock Appreciation Right Agreement for Matthew E. Avril and Michael A. Flaskey*		10-Q	10.5	5/5/2026
10.6	Form of Restricted Stock Unit Award Agreement - Immediate Vesting*		10-Q	10.6	5/5/2026
10.7	Form of Performance Stock Unit Agreement for Matthew E. Avril and Michael A. Flaskey*		10-Q	10.7	5/5/2026
10.8	Second Amended and Restated Marriott Vacations Worldwide Corporation 2020 Equity Incentive Plan*		8-K	10.1	5/18/2026
10.9	Lori Gustafson Separation Agreement and General Release of Claims*		8-K	10.1	7/21/2026
10.10	Executive Vice President and Chief Financial Officer Employment Agreement*		8-K	10.1	8/3/2026
10.11	Form of Performance Stock Unit Agreement *	X
10.12	Marriott Vacations Worldwide Corporation Change in Control Severance Plan As Amended and Restated Effective May 14, 2026*		10-Q	10.10	8/6/2026
22.1	List of the Issuer and its Guarantor Subsidiaries		10-K	22.1	3/2/2026
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Interim Consolidated Statements of Income, (ii) Interim Consolidated Statements of Comprehensive Income, (iii) Interim Consolidated Balance Sheets, (iv) Interim Consolidated Statements of Cash Flows, (v) Interim Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Interim Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT VACATIONS WORLDWIDE CORPORATION

Date:	November 4, 2026	/s/ Matthew E. Avril
Matthew E. Avril
Chief Executive Officer

/s/ Jason P. Marino
Jason P. Marino
Executive Vice President and Chief Financial Officer